Form 10QSB
period 1999-06-30
IPARTY CORP
filed 1999-10-22
CIK 1078383

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999


                                       OR

    /_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

    For the transition period from ____________________ to _____________________

                           Commission File No. 0-25507

                                  iPARTY CORP.
             (Exact name of registrant as specified in its charter)

            Delaware                                      13-4012236
(State or other jurisdiction of                (IRS Employer Identification No.)
    incorporation of organization)

41 East 11th Street, 11th Floor, New York, New York          10003
   (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (212) 331-1225

 ------------------------------------------------------------------------------
         (Former name or former address, if changed since last report.)

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X                    No
                             ---

         As of October 22, 1999, there were issued and outstanding 11,005,691 shares of common stock, par value $.001 per share, of the registrant issued and outstanding.

                  Transitional small business disclosure format

                            Yes            No X
                               ---
                                  iPARTY CORP.

                         Quarterly Report on Form 10-QSB

                                Table of Contents

                                                                            PAGE

PART I   FINANCIAL INFORMATION                                               1

Item 1.  Financial Statements                                                5

         Notes to Consolidated Financial Statements

Item 2.  Plan of Operations                                                 13


PART II  OTHER INFORMATION                                                  16

SIGNATURES                                                                  17
                                  iPARTY CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET



                                                                                         JUNE 30,     DECEMBER 31,
                                                                                           1999          1998
                                                                                        ----------    ------------
                                                                                        (UNAUDITED)
                                       ASSETS

Current assets:
  Cash and cash equivalents..........................................................   $  434,510     $  346,751
  Cash, restricted...................................................................       50,000         50,000
  Inventory..........................................................................      108,466             --
  Due from officers..................................................................        5,160         34,021
  Prepaid expenses and other.........................................................      130,677         60,277
                                                                                        ----------     ----------
     Total current assets............................................................      728,813        491,049
  Property and equipment, net........................................................      476,961        341,441
  Other assets.......................................................................       38,551          9,670
                                                                                        ----------     ----------
                                                                                        $1,244,325     $  842,160
                                                                                        ----------     ----------
                                                                                        ----------     ----------
                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses..............................................   $  339,047     $  297,508
  Notes payable......................................................................    1,500,000        250,000
                                                                                        ----------     ----------
     Total current liabilities.......................................................    1,839,047        547,508
Committments and contingencies.......................................................           --             --
Stockholders' Equity:
  Preferred stock--$.001 par value; 10,000,000 shares authorized; Series A preferred stock--1,000,000 authorized; 1,000,000 and 0 shares issued and outstanding,
     respectively....................................................................        1,000             --
  Common stock--$.001 par value; 50,000,000 shares authorized; 11,005,691 shares
     issued and outstanding..........................................................       11,006         11,006
  Additional paid in capital.........................................................    2,324,446      1,146,044
  Deficit accumulated during the development stage...................................   (2,931,174)      (862,398)
                                                                                        ----------     ----------
     Total stockholders' equity......................................................     (594,721)       294,652
                                                                                        ----------     ----------
                                                                                        $1,244,325     $  842,160
                                                                                        ----------     ----------
                                                                                        ----------     ----------



                       See notes to financial statements
                                  iPARTY CORP.
                         (A DEVELOPMENT STAGE COMPANY)



                            STATEMENT OF OPERATIONS



                                              FOR THE THREE                  FOR THE SIX
                                               MONTHS ENDED                  MONTHS ENDED               FROM
                                                 JUNE 30,                      JUNE 30,              INCEPTION
                                       ----------------------------  ----------------------------     THROUGH
                                           1998           1999           1998           1999        JUNE 30, 1999
                                       -------------  -------------  -------------  -------------   -------------
                                        (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Revenues.............................  $          --  $          --  $              $          --    $        --
Cost of sales........................             --             --             --             --             --
                                       -------------  -------------  -------------  -------------    -----------
Gross profit.........................             --             --             --             --             --
Operating costs:
  General and administrative.........         28,072        987,988         97,254      1,543,214      2,393,212
  Loss resulting from abandonment of
     capitalized software
     (Note B[10])....................             --             --             --        273,288        273,288
  Stock-based compensation
     (Note E[6] H[2])................             --         95,269             --        229,403        252,492
                                       -------------  -------------  -------------  -------------    -----------
Net loss before interest and
  provision for income taxes.........        (28,072)    (1,083,256)       (97,254)    (2,045,905)    (2,918,992)
  Interest income....................            400            733            400          1,547         12,637
  Interest expense...................             --        (24,418)            --        (24,418)       (24,819)
                                       -------------  -------------  -------------  -------------    -----------
Net loss before income taxes.........        (27,672)    (1,106,942)       (96,854)    (2,068,776)    (2,931,174)
  Provision for income taxes.........             --             --             --             --             --
                                       -------------  -------------  -------------  -------------    -----------
Net loss.............................  $     (27,672) $  (1,106,942) $     (96,854) $  (2,068,776)   $(2,931,174)
                                       =============  =============  =============  =============    ===========
Loss per share:
  Basic and diluted..................  $       (0.00) $       (0.10) $       (0.01) $       (0.19)   $     (0.27)
                                       =============  =============  =============  =============    ===========
Weighted Average Shares Outstanding:
  Basic and diluted..................     10,044,734     11,005,691     10,044,734     11,005,691     10,685,372
                                       =============  =============  =============  =============    ===========



                       See notes to financial statements
                                  iPARTY CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS



                                                                                 FOR THE SIX
                                                                                MONTHS ENDED          FROM INCEPTION
                                                                                  JUNE 30,               THROUGH
                                                                           -----------------------    JUNE 30, 1999
                                                                             1998         1999
                                                                           --------    -----------    --------------
                                                                           (UNAUDITED) (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..............................................................   $(96,854)   $(2,068,776)    $ (2,931,174)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization......................................         --        216,347          228,711
     Loss resulting from abandonment of capitalized software............         --        273,288          273,288
     Stock-based compensation and consulting............................         --        229,403          252,492
     Decrease (increase) in:
       Inventory........................................................         --       (108,466)        (108,466)
       Other current assets.............................................         --        (70,400)        (130,677)
       Other assets.....................................................         --        (28,881)         (38,551)
     Increase (decrease) in:
       Accounts payable and accrued expenses............................     35,000         41,539          339,047
                                                                           --------    -----------     ------------
       Net cash used in operating activities............................    (61,854)    (1,515,948)      (2,115,332)
                                                                           --------    -----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment....................................         --       (230,368)        (307,242)
  Equipment and software development....................................         --       (394,786)        (671,717)
  Advances to officer...................................................         --         28,861           (5,160)
  Increase in restricted cash...........................................         --             --          (50,000)
                                                                           --------    -----------     ------------
       Net cash used in investing activities............................         --       (596,293)      (1,034,119)
                                                                           --------    -----------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable...........................................         --      1,500,000        1,750,000
  Conversion of notes payable to stock..................................         --             --               --
  Capital contributions on initial capitalization.......................         --             --          246,961
  Proceeds from sale of stock, net......................................     61,854        750,000        1,747,197
  Costs of sale of stock................................................         --        (50,000)        (160,197)
                                                                           --------    -----------     ------------
       Net cash provided by investing activities........................     61,854      2,200,000        3,583,961
                                                                           --------    -----------     ------------
Net increase in cash and cash equivalents...............................         --         87,759          434,510
Cash and cash equivalents, beginning of period..........................         --        346,751               --
                                                                           --------    -----------     ------------
Cash and cash equivalents, ending of period.............................   $     --    $   434,510     $    434,510
                                                                           --------    -----------     ------------
                                                                           --------    -----------     ------------
Cash expended for:
  Interest expense......................................................   $     --    $        --     $         --
                                                                           --------    -----------     ------------
                                                                           --------    -----------     ------------
  Income taxes..........................................................   $     --    $        --     $         --
                                                                           --------    -----------     ------------
                                                                           --------    -----------     ------------
Supplemental disclosure of non-cash financing activities:
  Conversion of notes payable to preferred stock in the amount of
     $250,000


                       See notes to financial statements
                                  iPARTY CORP.
                         (A DEVELOPMENT STAGE COMPANY)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                                                              DEFICIT
                                                                                                            ACCUMULATED
                                                                                                            DURING THE
                                                          PREFERRED                  COMMON     PAID-IN     DEVELOPMENT
                                            # OF SHARES    STOCK      # OF SHARES     STOCK     CAPITAL        STAGE
                                            -----------   ---------   ------------   -------   ----------   -----------
  Issuance of common stock at $.04 per
    share on March 12, 1998...............                              6,000,000    $ 6,000   $  240,961   $        --
  Outstanding common stock of WSI prior to
    merger on July 2, 1998................                                420,691        421         (421)           --
  Issuance of common stock at $.01 per
    share on July 2, 1998.................                              3,624,043      3,624       32,616            --
  Issuance of common stock and warrants at
    $1.00 per share on July 2, 1998.......                                960,957        961      849,799
  Accrual of pro rata portion of value of
    options granted in September 1998 and
    January 1999 under consultant
    agreement with outside director.......                                     --         --       23,089
  Net loss................................                                     --         --           --      (862,398)
                                             ---------     -------     ----------    -------   ----------   -----------
Balance December 31, 1998.................          --          --     11,005,691     11,006    1,146,044      (862,398)
  Issuance of preferred stock upon
    exercise of warrants, including
    conversion of notes payable (Note
    F[1]).................................   1,000,000       1,000                                949,000
  Value of options granted under
    consulting agreements with outside
    director and others (Note E[5]
    H[2]).................................                                                        229,402
  Net loss................................                                                                   (2,068,776)
                                             ---------     -------     ----------    -------   ----------   -----------
Balance June 30, 1999 (unaudited).........   1,000,000     $ 1,000     11,005,691    $11,006   $2,324,446   $(2,931,174)
                                             ---------     -------     ----------    -------   ----------   -----------
                                             ---------     -------     ----------    -------   ----------   -----------


                                                TOTAL
                                            SHAREHOLDERS'
                                               EQUITY
                                            (DEFICIENCY)
                                            -------------
  Issuance of common stock at $.04 per
    share on March 12, 1998...............  $     246,961
  Outstanding common stock of WSI prior to
    merger on July 2, 1998................              0
  Issuance of common stock at $.01 per
    share on July 2, 1998.................         36,240
  Issuance of common stock and warrants at
    $1.00 per share on July 2, 1998.......        850,760
  Accrual of pro rata portion of value of
    options granted in September 1998 and
    January 1999 under consultant
    agreement with outside director.......         23,089
  Net loss................................       (862,398)
                                            -------------
Balance December 31, 1998.................        294,652
  Issuance of preferred stock upon
    exercise of warrants, including
    conversion of notes payable (Note
    F[1]).................................        950,000
  Value of options granted under
    consulting agreements with outside
    director and others (Note E[5]
    H[2]).................................        229,402
  Net loss................................     (2,068,776)
                                            -------------
Balance June 30, 1999 (unaudited).........  $    (594,721)
                                            -------------
                                            -------------


                       See notes to financial statements
                          iPARTY CORP. AND SUBSIDIARY


                         (A DEVELOPMENT STAGE COMPANY)



                         NOTES TO FINANCIAL STATEMENTS


                                 JUNE 30, 1999
                                  (UNAUDITED)



NOTE A--THE COMPANY



     iParty LLC, which was created on December 11, 1997 to launch an Internet-based merchant of party goods and services, commenced operations in January 1998. On March 12, 1998, iParty Corp. was organized as a wholly owned subsidiary of iParty LLC and the net assets and operations of iParty LLC were transferred to iParty Corp. On April 9, 1998, Star Greetings, Inc. ("Star") was incorporated as a wholly owned subsidiary of iParty Corp. to develop and operate a personalized celebrity greeting service.



     Effective July 2, 1998, iParty Corp. ("iParty" or the "Company") merged into WSI Acquisition Corp. ("WSI"), an inactive company. The merger was consummated through an exchange of shares that resulted in iParty LLC receiving 6,000,000 common shares or 54.5% of the outstanding shares of WSI. In connection with the merger and as a condition thereof, WSI sold, in two private placements, an aggregate of 4,585,000 shares of common stock of which 3,624,043 shares were sold for $.01 per share and 960,957 shares, together with warrants to purchase 1,000,000 shares of Series A preferred stock, were sold for $1.00 per share or aggregate proceeds of $997,197 before related expenses. The merger has been treated as a re-capitalization for accounting purposes and iParty's historic capital accounts were retroactively adjusted to reflect the 6,000,000 shares issued by WSI in the transaction. In addition, as WSI had no assets before the merger and the private placements, the 420,691 outstanding common shares of WSI have been recorded at par value with a corresponding charge to additional paid-in capital. The statement of operations reflects the operations of iParty from the commencement of its operations from March 12, 1998 and also reflects the operations of iParty LLC, the predecessor company, from January 1998 through March 12, 1998. In connection with the merger, WSI changed its name to iParty Corp.



     The Company is in the development stage and its efforts are devoted to developing the Internet resources to provide consumers a comprehensive website where they can seek party planning advice and information and locate and contract for party goods and services. The Company intends on entering into contracts with local and national merchants who can provide such goods and services.



NOTE B--SIGNIFICANT ACCOUNTING POLICIES



[1] Basis of presentation:



     Six months ended June 30, 1998 and 1999. The unaudited interim financial statements for the six months ended June 30, 1998 and 1999 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting only of normal recurring adjustments) and disclosure which are necessary for a fair presentation. The results of operations for the six months ended are not necessarily indicative of the results for the full year.



[2] Principles of consolidation:


     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of all significant intercompany transactions and balances.


[3] Use of estimates:



     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.



[4] Cash and cash equivalents:



     For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 1998 and June 30, 1999, the Company maintains its cash deposits in accounts which are in excess of Federal Deposit Insurance Corporation limits by $126,199 and $310,841, respectively. At
December 31, 1998 and June 30, 1999, the Company maintains a cash deposit of $50,000 in the form of a certificate of deposit which serves as the collateral for a corporate Visa credit account.



[5] Financial instruments:



     The carrying amounts for the Company's cash and cash equivalents, restricted cash, accounts payable and notes payable approximate fair value.



[6] Inventory:



     Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.



[7] Per share data:



     Basic and diluted loss per share is based on the weighted average number of outstanding shares of common stock and excludes the effect of stock options and warrants. In computing the weighted average number of shares outstanding, the 3,624,043 shares issued for $.01 per share and the 420,691 outstanding shares of WSI prior to the merger were treated as if they were outstanding for the entire year of 1998.



[8] Stock-based compensation:



     The Company has elected to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" in accounting for its stock option incentive plan. As such, compensation expense would be recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price of the option.



[9] Property and equipment:



     Property and equipment are stated at cost less accumulated depreciation which is provided on the straight-line method over the estimated useful lives of the assets.



[10] Software costs:



     In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", issued in March 1998 and adopted by the Company, external direct costs of materials and services incurred in connection with developing or obtaining internal use software were capitalized. Such costs will be amortized using the straight-line method over an estimated useful life of 3 years beginning when the software is ready for its intended use or over its known useful life, whichever is shorter. For the six months ended June 30, 1999, the Company wrote off $273,288 of previously capitalized software costs when the Company selected new vendors for support of its website, necessitating the creation of a new website and integrating components. With the creation of the new website, the software previously capitalized was abandoned.



[11] Income taxes:



     The Company accounts for income taxes using the liability method. Deferred income taxes are measured by applying enacted statutory rates to net operating loss carryforwards and to the differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized.

NOTE C--PROPERTY AND EQUIPMENT



     Property and equipment consist of the following:



                                                                             DECEMBER 31,     JUNE 30,
                                                                                1998            1999
                                                                             ------------     ---------
Office equipment.........................................................      $  3,109       $   1,631
Furniture and fixtures...................................................      $  2,744       $   4,130
Computer equipment.......................................................      $ 71,021       $ 301,481
Website and related software.............................................      $276,931       $ 398,421
                                                                               --------       ---------
                                                                               $353,805       $ 705,663
Less accumulated depreciation and amortization...........................      $(12,364)      $(228,702)
                                                                               --------       ---------
Total....................................................................      $341,441       $ 476,961
                                                                               ========       =========



NOTE D--INCOME TAXES



     The reconciliation of income tax benefit computed at the federal statutory tax rate to the income tax benefit in the consolidated statement of operations is as follows for the year ended December 31, 1998 and the six months ended June 30, 1999:



                                                                             DECEMBER 31,     JUNE 30,
                                                                                1998            1999
                                                                             ------------     ---------
Income tax benefit computed at the federal statutory income tax rate of
  35%....................................................................     $ (301,839)     $(724,000)
Increase resulting from state and local taxes, net of federal benefit....     $  (97,434)     $(234,000)
Valuation allowance provided.............................................     $  399,273      $ 958,000
                                                                              ----------      ---------
Income tax benefit in statement of operations............................     $        0      $       0
                                                                              ==========      =========



     The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1998 and June 30, 1999 is as follows:



                                                                            DECEMBER 31,      JUNE 30,
                                                                               1998             1999
                                                                            ------------     ----------
Net operating loss carryforward.........................................      $399,273       $1,357,273
Less valuation allowance................................................      $399,273       $1,357,273
                                                                              --------       ----------
Net deferred tax asset..................................................      $      0       $        0
                                                                              ========       ==========



     As of December 31, 1998 and June 30, 1999, the Company has estimated net operating loss carryforwards of $862,398 and $2,931,174, respectively, which expire in 2018 and 2019. The Company has recorded a deferred tax asset offset by a valuation allowance as the Company has not determined that it is more likely than not that the available net operating loss carryforward will be utilized in the future.



NOTE E--COMMITMENTS



[1] Leases:



     The Company leases facilities and equipment under several month-to-month and three month operating leases. The Company's rental expense under operating leases for the year ended December 31, 1998 and for the six months ended
June 30, 1999 amounted to $27,983 and $39,832, respectively.



[2] Concentrations:



     The Company has contracted with four companies to develop the web sites for its services. Failure to perform by any one of these three parties would have a material negative impact upon the Company's operations. At June 30, 1999, two of the four companies had completed the services as outlined in the above mentioned contracts.

[3] Finder's fee arrangement:



     The Company and its former Chief Executive Officer ("former CEO") had entered into an agreement prior to such individual becoming the former CEO, which calls for the former CEO to receive a finder's fee in the amount of 5% of the first $2,000,000 in equity raised from any party introduced by the former CEO. In connection with this agreement, as of June 30, 1999, approximately $2,000,000 has been raised. As a result, $50,000 has been paid to the former CEO during each of 1998 and 1999.



[4] License agreement:



     Star entered into an agreement with Star Greetings, LLC, as the creator of the Star Greetings concept ("Star Concept"), to license the exclusive use of the Star Concept on the web sites of the Company and Star. The agreement calls for a royalty of 2 1/2% of revenues derived from the Star Concept, payable quarterly. Star Greetings, LLC is owned, in part, by the Company's former CEO. No amounts were payable to Star Greetings, LLC under the agreement for the year ended December 31, 1998 and for the six months ended June 30, 1999.



[5] Star Greetings agreements:



     The Company has entered into several agreements with celebrities to secure their services with Star. The agreements are substantially the same and consist of three separate compensation components. The first component is a participation fee (and any related expenses). The second component is a commission payable to the celebrity and to a charity of their choice upon the sale of each Star Greeting. The third component is an option to purchase stock in the Company (see Note H[2]). As of December 31, 1998, no such agreements have been entered into by the Company. As of June 30, 1999, the Company has entered into ten such agreements with terms ranging from one year to three years.



[6] Consulting agreement:



     The Company entered into a consulting agreement with one of its outside directors. The agreement is in effect from September 15, 1998 through December 31, 1999. Compensation under the agreement consists of options to purchase 50,000 shares of the Company's common stock, of which 25,000 options were granted on September 15, 1998 and 25,000 options were granted on January 20, 1999 when the consultant's time on behalf of the Company exceeded 100 hours. For the period ended December 31, 1998, the Company charged $23,089 of the value of the options granted ($102,250) to expense. On April 1, 1999, the consulting agreement was terminated and the remaining $79,161 value of the options granted was charged to expense on March 31, 1999.



[7] Employment agreements:



     The Company has entered into employment agreements with several of its executives. The agreements expire from December 31, 1999 through March 30, 2002 and provide for annual salaries aggregating $1,295,000. In addition, the executives were granted options (see Note H[1]) to purchase an aggregate of 1,970,000 shares of the Company's common stock, which vest in various increments provided the executives remain continuously employed by the Company. In addition to base salary, the agreements provide that the executives may receive an annual performance bonus at the discretion of the Compensation Committee of the Board of Directors. The agreements also have termination clauses which call for severance payments ranging up to one year's salary.



[8] Transaction agreement:



     On January 8, 1999, the Company entered into a two-year agreement with a service provider to process financial transactions in connection with its websites. The agreement, as amended, calls for a one-time set-up fee of $50,000, and a transaction fee of $0.90 per transaction with a minimum monthly transaction fee of $5,000 for February 1999, $7,500 for March 1999 and $5,000 for April 1999 and thereafter.

[9] Advertising agreement:



     On January 12, 1999, the Company entered into an advertising agreement for the period June 1, 1999 through October 31, 1999, to solicit advertising of its website on other websites. The agreement, as amended, calls for the Company to pay setup and related fees of $20,000 and a transaction fee of $80,000.



NOTE F--STOCKHOLDERS' EQUITY



[1] Series A preferred stock:



     On June 30, 1998, the Company's Board of Directors designated 1,000,000 shares of the Company's authorized 10,000,000 shares of preferred stock as Series A preferred stock. Such shares have a par value of $.001, an original issue price per share of $1.00, bear no dividends, have a liquidation preference senior to the Company's common stock and are convertible, on a one to one basis, as adjusted, into shares of the Company's common stock. As of December 31, 1998 and June 30, 1999, there were 0 and 1,000,000 shares of Series A preferred stock outstanding, respectively.



[2] Warrants:



     In connection with the sale of common stock, the Company issued warrants to two shareholders, which, if exercised in full, entitles the holders to purchase an aggregate of 1,000,000 shares of Series A preferred stock at $1.00 per share. Such warrants cannot be exercised earlier than six months from the date of issue (July 2, 1998), and must be exercised by June 30, 1999. As of December 31, 1998 and June 30, 1999, warrants to purchase 0 and 1,000,000 shares of Series A preferred stock, respectively, had been exercised.



NOTE G--NOTES PAYABLE



[1] Note payable:



     During December 1998, the Company borrowed $125,000 from each of two shareholders, which is payable in 90 days, at an interest rate of 6.5% per annum. Such shareholders are holders of warrants to purchase Series A convertible preferred stock. In connection with such borrowing, the shareholders may request payment in the form of application of the principal amount against the exercise price of an appropriate number of warrants. As of December 31, 1998, the Company had accrued $401 of interest in relation to these notes.



     On January 20, 1999, the shareholders exercised warrants to purchase 250,000 Series A preferred shares and applied the $250,000 outstanding principal amount of the notes in payment of the exercise price of the warrants.



[2] Funding agreement:



     The Company entered into a Funding Agreement, dated as of March 31, 1999 and amended as of April 14, 1999, with two of its directors. Pursuant to the terms of the Funding Agreement each director will advance certain funds to the Company totaling $2,000,000. In connection with each such funding, the funding party will receive a 10% Senior Secured Promissory Note for the amount funded and warrants to purchase such number of shares of Common Stock equal to the amount funded divided by the closing bid price of the Common Stock on the date of each such funding. The exercise price for these warrants range from $4.13 to $5.13 per share. As of June 30, 1999, $1,500,000 has been advanced to the company and warrants to purchase 359,616 shares of common stock have been issued. For the six months ended June 30, 1999, interest expense of $24,418 had been accrued (see Note I[2]).



NOTE H--STOCK OPTION PLAN



     On July 14, 1998, the Company adopted the 1998 Incentive and Nonqualified Stock Option Plan (the "98 Plan") under which options to acquire 2,500,000 shares of common stock may be granted to officers, directors, key employees and consultants. The exercise price for incentive options cannot be less than the fair market value of the stock on the grant date and the exercise price of nonqualified options is fixed by the plan administrator. Options to purchase the Company's common stock under the 98 Plan have been granted to employees, directors and consultants of the Company at fair market value at the date of grant. Generally, the options become exercisable over periods ranging from immediately to three years and expire ten years from the date of grant.



     A summary of the status of the Company's stock options outstanding as of December 31, 1998 and June 30, 1998 and changes during the year ended December 31, 1998 and the six months ended are as follows:



[1] Employee and director stock options:



                                                                  DECEMBER 31, 1998            JUNE 30, 1999
                                                                ----------------------     ----------------------
                                                                              WEIGHTED                   WEIGHTED
                                                                              AVERAGE                    AVERAGE
                                                                              EXERCISE                   EXERCISE
                                                                 SHARES        PRICE        SHARES        PRICE
                                                                ---------     --------     ---------     --------
Outstanding at beginning of period..........................            0      $    0      1,025,000      $ 2.19
Stock options:
  Granted...................................................    1,025,000      $ 2.19      1,214,000      $ 4.15
  Exercised.................................................            0      $    0              0      $    0
                                                                ---------      ------      ---------      ------
Outstanding at end of period................................    1,025,000      $ 2.19      2,239,000      $ 3.24
                                                                =========      ======      =========      ======
Exercisable at end of period................................      450,000      $ 2.31        670,000      $ 2.43
                                                                =========      ======      =========      ======



     The effect of applying Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") on the year ended December 31, 1998 and the six months ended June 30, 1999 pro forma net loss as stated below is not necessarily representative of the effects on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. The weighted average fair value of the options granted during 1998 have been estimated at $1.69 per share on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 100%, a risk-free interest rate of 4.92% to 5.72%, and an expected life of five years from date of vesting. The weighted average fair value of the options granted during the six months ended June 30, 1999 have been estimated at $3.20 per share on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 100%, a risk-free interest rate of 5.38% to 6.06%, and an expected life of five years from date of vesting. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS 123, the Company's net loss and net loss per share would have been as follows:



                                                                           DECEMBER 31,      JUNE 30,
                                                                               1998            1999
                                                                           ------------     -----------
Net loss--as reported..................................................    $   (862,398)    $(2,068,776)
                                                                           ============     ===========
        --pro forma....................................................    $ (1,358,706)    $(2,728,366)
                                                                           ============     ===========
Net loss per share--as reported........................................    $       (.08)    $      (.19)
                  --pro forma..........................................    $       (.13)    $      (.26)



[2] StarGreetings stock options:



                                                                                                WEIGHTED
                                                                                  JUNE 30,      AVERAGE
                                                                                    1999        EXERCISE
                                                                                   SHARES        PRICE
                                                                                  ---------     --------
Stock options:
  Granted.....................................................................     180,000       $ 1.81
  Exercised...................................................................           0       $    0
                                                                                  ---------     --------
Outstanding at end of period..................................................     180,000       $ 1.81
                                                                                  ---------     --------
                                                                                  ---------     --------
Exercisable at end of period..................................................     180,000       $ 1.81
                                                                                  ---------     --------
                                                                                  ---------     --------

     The weighted average fair value of the options granted during 1999 have been estimated at $3.40 per share on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 100%, a risk-free interest rate of 5.38% to 5.81%, and an expected life of three years from date of vesting. The Company issued options to acquire 180,000 shares of common stock at exercise prices of $1.00 and $3.50 per share in connection with Star Greetings agreements. The options were valued at $612,440, in accordance with applying Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (See Note H) and are amortized over the life of the contract. For the period ended December 31, 1998 and the six months ended June 30, 1999, the Company charged $0 and $145,617 of the value of the options granted to expense.



NOTE I--SUBSEQUENT EVENTS



[1] Employment agreements:



     The employment agreement with the Company's Chief Executive Officer ("CEO") provided that in the event that, prior to December 31, 1999, the Company completed one or more equity financing, the CEO shall be granted additional options under the Plan (the "Additional Options") equal to 5% of the number of shares of common stock into which the securities issued in any such equity financing(s) may convert; provided, however, that such Additional Options will only be granted with respect to securities issued in connection with up to the first $5,000,000 raised in such equity financing(s). It is anticipated that the strike price of such Additional Options shall be the lower of (i) the conversion price (into Common Stock) of the securities issued in the equity financing triggering such grant, or (ii) the fair market value of the common stock on the date of grant (which date shall be the date of the closing of the equity financing triggering such grant). On August 26, 1999, the Company granted 434,730 options to purchase common stock with a strike price of $2.00 to the CEO.



[2] Equity financing:



     On September 10, 1999, the Company completed a private placement of Series B Convertible Preferred Stock and redeemable common stock purchase warrants, raising net proceeds of approximately $20,899,000. The financing was comprised of 1,050,000 shares of Series B Preferred Stock convertible into an aggregate of 10,500,000 shares of common stock and the issuance of warrants to purchase an additional 5,250,000 shares of common stock at an exercise price of $2.00 per share. In addition, the Company sold Series C Convertible Preferred Stock and redeemable common stock purchase warrants. The financing was comprised of 100,000 shares of Series C Preferred Stock convertible into 1,000,000 shares of common stock and the issuance of warrants to purchase an additional 500,000 shares of common stock at an exercise price of $2.00 per share, raising net proceeds of $2,000,000. The placement agent in these financings received fees of approximately $1,329,000 and warrants to purchase 929,929 shares of common stock at an exercise price of $2.00 per share. The financing included the conversion of $2,000,000 of the Company's outstanding 10% Senior Convertible Notes and $54,829 of accrued interest into Series B Preferred Stock.



[3] Fulfillment agreement:



     On July 8, 1999, the Company entered into a product fulfillment agreement with Taymark, one of the nation's largest direct marketer's of party supplies. Under the agreement, the Company will utilize Taymark's inventory and fulfillment services to deliver merchandise ordered on the site, or directly through a toll-free telephone number, directly to consumers. Taymark will purchase the Company's inventory as of September 30, 1999 at cost, up to $100,000. The initial term of the agreement runs through December 21, 2002. The agreement contains certain restrictions on competition by Taymark. As additional consideration for services provided by Taymark, the Company issued to Taymark warrants to purchase 3,000,000 shares of common stock at an exercise price of $3.75.

[4] Advertising agreement:



     On September 27, 1999, the Company entered into two agreements with America Online, Inc., a Shopping Channel Promotion Agreement and an Advertising Purchase Agreement to provide promotions on the AOL website totaling $1,356,594. The term of the two agreements are ten months.



[5] Website development agreement:



     On August 5, 1999, the Company entered into a fixed fee agreement with Rare Medium Inc. to develop a new website, including the development of a new visual identity, additional functionality and a new technical infrastructure to better support the scalability of the Company's website. The fixed fee for the services provided is $465,000.



[6] Advertising and public relations agency agreements:



     On September 29, 1999, the Company entered into an agreement with Kirshenbaum Bond & Partners ("Kirshenbaum") to create a marketing communications program. The annual fee payable to Kirshenbaum is $1,026,000 to be paid in 12 monthly installments. In addition to the annual fee, the Company will pay a 15% commission on internet advertising and a 4% commission on TV and radio advertising placed through Kirshenbaum.



[7] Affiliate program agreement:



     On August 11, 1999, the Company entered into an agreement with LinkShare Corporation to provide services, using LinkShare's proprietary software, to facilitate establishing links between the Company and affiliates and tracking sales through those affiliates. The initial term of the agreement is eighteen months. For the licensing of the LinkShare software, the Company will pay a one-time license fee of $5,000 and 2.0%--2.5% of each sale completed through the Company's affiliate program.



[8] Stock option plan:



     On August 24, 1999, the Company increased the number of options available under the 1998 Incentive and Nonqualified Stock Option Plan to 4,000,000 shares.



[9] Consulting agreement:



     On September 7, 1999, the Company entered into a three year consulting agreement with one of its outside directors. Compensation under the agreement consists of options to purchase 100,000 shares of the Company's common stock with an exercise price of $2.00. The options vest ratably over three years provided that the director is still providing consulting services to the Company on those dates. The fair market value of the Company's stock on the grant date was $3.94.

Safe Harbor Statement

         Certain statements in this Form 10-QSB, including information set forth under Item 2 "Plan of Operations" constitute or may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). iParty Corp. (the "Company") desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward-looking statement. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations.


ITEM 2.  PLAN OF OPERATION

         General.

         iParty Corp., a Delaware corporation (the "Company") is a development stage company that intends to become the premier brand in the on-line party industry and the leading resource on the Internet for consumers seeking party goods, party services, party planning advice and information, and personalized video greetings called "StarGreetings" from celebrities. The Company's web site, www.iparty.com (the "Site"), was launched in February 1999.

         To date, the Company has only generated de minimus revenues and expects to begin to generate revenues by the end of 1999. There can be no assurance that the Company will ever generate substantial revenues. In August and September of 1999 the Company sold an aggregate of $22.9 million of convertible preferred stock and redeemable common stock purchase warrants in private offerings. The financings included the conversion of the Company's $2.0 million of outstanding senior debt. Net proceeds to the Company from the financings was approximately $21.3 million (including the conversion of the $2.0 million in debt and interest thereon). The Company believes, based on currently proposed plans and assumptions relating to its operations, that the net proceeds from the financings and related accrued interest, together with anticipated revenues from operations, will be sufficient to fund the Company's operations and working capital requirements for at least 12 months. In the event that the Company's plans or assumptions change or prove inaccurate (due to unanticipated expenses, increased competition, unfavorable economic conditions, or other unforeseen circumstances) the Company could be required to seek additional financing sooner than currently expected. There can be no assurance that such additional funding will be available to the Company, or if available, that the terms of such additional financing will be acceptable to the Company.

         The Company incurred approximately $1.47 million for the six months ended June 30, 1999 and $2.3 million from inception through June 30, 1999 in general and administrative expenses. The general and administrative expenses from inception through June 30, 1999 include salaries ($900,000), operating costs ($400,000), professional fees and consultants ($550,000), marketing expenses ($100,000) and StarGreetings ($350,000).

         The Company incurred approximately $95,000 for the six months ended June 30, 1999 and $250,000 from inception through June 30, 1999 in stock based compensation expenses. The stock based compensation expenses from inception through June 30, 1999 resulted from stock options granted to consultants ($104,000) and stock options granted to StarGreetings celebrities ($146,000).

         The Company incurred approximately $273,000 for the six months ended June 30, 1999 and from inception through June 30, 1999 in loss resulting from abandonment of capitalized software. This loss was due to a write-off of website development costs incurred during 1998. On March 31, 1998, it was determined that the costs, which had been capitalized as property and equipment as of December 31, 1998, were abandoned when the Company selected new vendors for support of its website, necessitating the creation of a new website and integration components. During the first and second quarters of 1999, the Company incurred approximately $147,000 in website development costs in efforts to re-develop the website. These costs have been capitalized in accordance with generally accepted accounting principals.

         The Company expects its initial revenues to be derived from several sources, but as with most e-commerce businesses, especially a development stage company such as the Company, risks of operations are inherent and are largely dependent on the economy and levels of consumer demand. The Company expects that its initial revenues will be derived from retail sales to consumers of party related goods. The Company anticipates that future revenues may be derived from
(i) commissions or royalties paid by strategic partners for orders received through the Company; (ii) sales of StarGreetings personalized messages; and
(iii) advertising on the Site's pages, particularly the content features such as the Party Planner and PartyTalk.

         The Company expects to hire between five and ten additional employees in the next six months as the needs of the Company may require to sustain growth, and to remain competitive and creative.

The Site.

         The Company is launching the Site in two stages, as follows:

         First Stage. Currently, the Site contains the PartyMarket and PartyTalk. In this first stage, the Company offers party related products, costumes, music and editorial content. On-site shopping is currently limited to party goods, favors, gift wrap, cards and invitations. During this stage Taymark is responsible for consumer fulfillment and customer service.

         Second Stage. By the end of the first quarter of 2000, the Company expects to expand the PartyMarket offering to include cakes, gifts, flowers, food and beverages. During the first and second quarter of 2000, the Company expects to continue to introduce additional features to the Site, such as the Party Planner, the Party Resource, Gift Registry, Party Workbook, Party Web Page, Photo Gallery, Birthday Club, interactive party planning tools and an Invitation Channel.

Acquisitions.

     The Company operates in an un-branded business arena which has many small players. As a result, the Company is considering consolidating the field through acquisitions of other entities. Any determination to make an acquisition will be based upon a variety of factors, including, without limitation, the purchase price and other financial terms of the transaction, the business prospects, and the extent to which any acquisition would enhance the Company's prospects. The Company is not currently engaged in identifying any potential acquisition and has no plans, agreement, understanding, or arrangement with respect to any acquisition.

Year 2000 Compliance

         Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies and governmental agencies may need to be upgraded to comply with such Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

     State Of Readiness

         The Company has made an assessment of the Year 2000 readiness of its operating, financial and administrative systems, including the hardware and software that support its systems. The Company's assessment plan consisted of:

             o quality assurance testing of its internally developed proprietary software;

             o contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the delivery of the Company's services to its users;

             o contacting vendors of third-party systems;

             o assessing repair or replacement requirements;

             o implementing repair or replacement;

             o implementation of the plan; and

             o creating of contingency plans in the event of Year 2000 failures.

         The Company performed a Year 2000 simulation on its systems during the third quarter of 1999 to test system readiness. All of the Company's systems were designed subsequent to January 1, 1999, well after the year 2000 compliance problem was identified. Accordingly, all of the systems the Company has developed use four digits to identify the year rather than two digits. Based on the simulation, the Company believes that each of its material systems is Year 2000 compliant. The Company will, if necessary, revise its internally developed proprietary software as necessary to improve its Year 2000 compliance. Many vendors of material hardware and software components of the Company's systems have indicated that the products the Company's use are currently Year 2000 compliant. The Company has required vendors of its other material hardware and software components to provide assurances of their Year 2000 compliance. This process has been completed and the Company does not believe that its systems will need to be revised or replaced.

   Costs To Date

         The Company has not incurred any material expenditures in connection with identifying, evaluating or addressing Year 2000 compliance issues. Most of its expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. At this time, the Company does not possess the information necessary to estimate the potential costs of revisions to its systems should such revisions be required or the replacement of third-party software, hardware or services that are determined not to be Year 2000 compliant. Although the Company does not anticipate that such expenses will be material, such expenses, if higher than anticipated, could have a material adverse effect on the Company's business, results of operations and financial condition.


PART II  OTHER INFORMATION

         Not applicable.

SIGNATURES


         In accordance with requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            iPARTY CORP.

Dated:   October 22, 1999                 By:   /s/ Sal Perisano
                                                  ----------------
                                                     Sal Perisano
                                                     Chief Executive Officer

         October 22, 1999                 By:   /s/ Patrick Farrell
                                                  -------------------
                                                     Patrick Farrell
                                                     Chief Financial Officer