Form 10QSB
period 1999-09-30
IPARTY CORP
filed 1999-11-15
CIK 1078383

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

          /_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______________________to _____________________

                           Commission File No. 0-25507

                                  iPARTY CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      13-4012236
-------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation of organization)

41 East 11th Street, 11th Floor, New York, New York               10003
---------------------------------------------------             ----------
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

  Yes  X       No
     ----         ----

         As of November 1, 1999, there were issued and outstanding 11,005,691 shares of common stock, par value $.001 per share, of the registrant issued and outstanding.

                  Transitional small business disclosure format

                           Yes            No  X
                              ----          -----

================================================================================
                                  iPARTY CORP.

                         Quarterly Report on Form 10-QSB

                                Table of Contents
                                                                   PAGE
                                                                   ----
PART I   FINANCIAL INFORMATION

Item 1.           Financial Statements                               3

                  Notes to Consolidated Financial Statements         7

Item 2.           Plan of Operation                                 18


PART II  OTHER INFORMATION

Item 2.           Changes in Securities                             22

Item 5.           Other Information                                 24

Item 6.           Exhibits                                          25

SIGNATURES                                                          26
                                  iParty Corp.
                          (A development stage company)

                                  Balance Sheet

ASSETS                                                                           September 30,        December 31,
                                                                                      1999                1998
                                                                               ----------------     ---------------
                                                                                 (Unaudited)
Current assets:
    Cash and cash equivalents                                                  $    18,856,768       $       346,751
    Cash, restricted                                                                    50,109                50,000
    Inventory                                                                                -                     -
    Due from officers                                                                   11,365                34,021
    Prepaid expenses and other                                                         210,569                60,277
                                                                               ---------------       ---------------
        Total current assets                                                        19,128,811               491,049

    Property and equipment, net                                                        842,109               341,441
    Other assets                                                                        46,651                 9,670
                                                                               ---------------       ---------------

           Total assets                                                        $    20,017,572       $       842,160
                                                                               ===============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                      $     1,099,264       $       297,508
    Notes payable                                                                            -               250,000
                                                                               ---------------       ---------------
        Total current liabilities                                                    1,099,264               547,508


Commitments and contingencies                                                                -                     -


Stockholders' Equity:
    Preferred stock - $.001 par value; 10,000,000 shares authorized;
       Series A preferred stock - 1,000,000 authorized;
            1,000,000 and 0 shares issued and outstanding, respectively                  1,000                     -
       Series B preferred stock - 1,150,000 authorized;
            1,044,950 and 0 shares issued and outstanding, respectively                  1,045                     -
       Series C preferred stock - 100,000 authorized;
           100,000 and 0 shares issued and outstanding, respectively                       100                     -
    Common stock - $.001 par value; 50,000,000 shares authorized;
           11,005,691 shares issued and outstanding                                     11,006                11,006
    Additional paid in capital                                                      24,588,797             1,146,044
    Deficit accumulated during the development stage                                (5,683,641)             (862,398)
                                                                               ---------------       ---------------

           Total stockholders' equity                                               18,918,307               294,652
                                                                               ---------------       ---------------

           Total liabilities and stockholders' equity                          $    20,017,572       $       842,160
                                                                               ===============       ===============


                        See notes to financial statements
                                  iParty Corp.
                          (A development stage company)

                             Statement of Operations

                                                   For the three                    For the nine
                                                   months ended                     months ended                          From
                                                   September 30,                    September 30,                      Inception
                                                 ----------------------------------------------------------------       through
                                                       1998           1999              1998           1999           September 30,
                                                                                                                          1999
                                                  ------------- --------------    -------------    --------------   --------------
                                                   (Unaudited)   (Unaudited)       (Unaudited)      (Unaudited)      (Unaudited)
Revenues                                          $         -   $        4,257    $           -    $        4,257    $       4,257

Cost of sales                                               -            5,107                -             5,107            5,107
                                                  ------------  --------------    -------------    --------------    -------------

 Gross profit                                               -             (851)               -              (851)            (851)

 Operating costs:
   Marketing and sales                                      -          632,442                -           878,372          878,372
   Operating and development                                -          399,143                -           893,465          893,465
   General and administrative                         326,767          725,653          424,020         1,528,614        2,378,612
   Loss resulting from abandonment of assets
   (Note B[10])                                             -           92,924                -           366,213          366,213
   Stock-based compensation (Note E[6] H[2])                -          911,162                -         1,140,565        1,163,654
                                                  -----------   --------------    -------------    --------------   --------------

Net loss before interest and provision for
 income taxes                                        (326,767)      (2,762,175)        (424,020)       (4,808,080)      (5,681,167)

   Interest income                                      4,974           41,141            5,374            42,688           53,778

   Interest expense                                         -          (31,432)               -           (55,850)         (56,251)
                                                  -----------   --------------    -------------    --------------   ---------------

Net loss before income taxes                         (321,793)      (2,752,467)        (418,646)       (4,821,243)     (5,683,641)


   Provision for income taxes                               -                -                -                 -                 -
                                                  -----------   --------------    -------------    --------------   ---------------

Net loss                                          $  (321,793)  $   (2,752,467)   $    (418,646)   $   (4,821,243)  $   (5,683,641)
                                                  ===========   ==============    =============    ==============   ===============

Loss per share:
   Basic and diluted                              $     (0.03)  $        (0.25)   $        (.04)   $       (0.44)
                                                  ============  ===============   =============    =============

Weighted Average Shares Outstanding:
   Basic and diluted                               11,005,691       11,005,691       10,364,733       11,005,691
                                                  ============  ===============   =============    =============

                        See notes to financial statements
                                  iParty Corp.
                          (A development stage company)

                             Statement of Cash Flows

                                                             For the nine
                                                             months ended
                                                             September 30,                      From Inception
                                                             ----------------------------            through
                                                                 1998           1999          September 30, 1999
                                                             -----------      -----------    -------------------
Cash flows from operating activities:                        (Unaudited)     (Unaudited)         (Unaudited)

    Net loss                                                    (418,646)    $(4,821,243)        $ (5,683,641)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization                                4,955         286,464              298,828
      Loss resulting from abandonment of assets                        -         366,213              366,213
      Stock-based compensation                                         -       1,140,565            1,163,654
      Decrease (increase) in:
        Inventory                                                      -               -                    -
        Other current assets                                     (81,666)       (150,292)            (210,569)
        Other assets                                                   -         (36,981)             (46,651)
      Increase (decrease) in:
        Accounts payable and accrued expenses                    242,288         857,606            1,155,114
                                                             -----------     -----------         ------------
        Net cash used in operating activities                   (253,069)     (2,357,668)          (2,957,052)
                                                             -----------     -----------         ------------

Cash flows from investing activities:
    Purchase of property and equipment, net of disposals         (67,705)       (457,811)            (534,685)
    Equipment and software development, net of disposals        (109,696)       (695,533)            (972,464)
    Advances to officer                                                -          22,656              (11,365)
    Increase in restricted cash                                        -            (109)             (50,109)
                                                             -----------     -----------         ------------
        Net cash used in investing activities                   (177,402)     (1,130,798)          (1,568,624)
                                                             -----------     -----------         ------------

Cash flows from financing activities:
    Proceeds from notes payable                                        -       2,000,000            2,250,000
    Capital contributions on initial capitalization                    -               -              246,961
    Proceeds from sale of stock, net                             860,706      21,593,191           22,590,388
    Costs of sale of stock                                             -      (1,594,708)          (1,704,905)
                                                             -----------     -----------         ------------
        Net cash provided by investing activities                860,706      21,998,483           23,382,444
                                                             -----------     -----------         ------------

Net increase in cash and cash equivalents                        430,235      18,510,017           18,856,768

Cash and cash equivalents, beginning of period                         -         346,751                    -
                                                             -----------     -----------         ------------

Cash and cash equivalents, ending of period                  $   430,235     $18,856,768         $ 18,856,768
                                                             ===========     ===========         ============

Cash expended for:
    Interest expense                                         $         -     $         -         $          -
                                                             ===========     ===========         ============
    Income taxes                                             $         -     $         -         $          -
                                                             ===========     ===========         ============

Supplemental disclosure of non-cash financing activities:
    Conversion of notes payable to Series A preferred
    stock (Note G[1])                                        $         -     $   250,000         $    250,000
                                                             ===========     ===========         ============
    Conversion of notes payable and accrued interest to
    Series B preferred stock (Note G[2])                     $         -     $ 2,055,850         $  2,055,850
                                                             ===========     ===========         ============

                        See notes to financial statements
                                  iParty Corp.
                          (A development stage company)

            Statement of Changes in Stockholders' Equity/(Deficiency)



                                                                                                           Deficit
                                                 Preferred                Common                          Accumulated
                                          -----------------------  ----------------------                 during the       Total
                                             # of                      # of                  Paid-In     Development   Shareholders'
                                            shares       Stock        shares      Stock      Capital         Stage         Equity
                                          ----------    ---------  ----------   ---------  -----------   ------------  ------------
  Issuance of common stock at $.04 per
   share on March 12, 1998                         -    $       -   6,000,000  $   6,000  $   240,961    $        -    $   246,961

  Outstanding common stock of
   WSI prior to merger on July 2, 1998             -            -     420,691        421         (421)            -              0

  Issuance of common stock at $.01 per
   share on July 2, 1998                           -            -   3,624,043      3,624       32,616             -         36,240

  Issuance of common stock and warrants at
   $1.00 per share on July 2, 1998                 -            -     960,957        961      849,799             -        850,760

  Accrual of pro rata portion of
   value of options granted in
   September 1998 and January 1999
   under consultant agreement
   with outside director                           -            -           -          -       23,089             -         23,089

  Net loss                                         -            -           -          -            -      (862,398)      (862,398)
                                          ----------    ---------  ----------  ---------  -----------   -----------    -----------

Balance December 31, 1998                          -            -  11,005,691     11,006    1,146,044      (862,398)       294,652

   Issuance of preferred stock
    upon exercise of warrants,
    including conversion of notes
    payable (Note F[1])                    1,000,000        1,000           -          -      949,000             -        950,000

   Issuance of preferred stock
     and warrants at $2.00 per
     share during September 1999, net
     net of issuance costs of
     $1,545,640 (Note F[2])                1,144,950        1,145           -          -   21,353,189             -     21,354,334

   Accrual of pro rata portion
    of value of options granted
    under consulting agreements
    with outside director and
    others (Note E[6] H[2])                        -            -           -          -    1,140,565             -      1,140,565

   Net loss                                        -            -           -          -            -    (4,821,243)    (4,821,243)
                                          ----------    ---------  ----------  ---------  -----------   -----------    -----------

Balance September 30, 1999 (unaudited)     2,144,950    $   2,145  11,005,691  $  11,006  $24,588,797   $(5,683,641)   $18,918,307
                                          ==========    =========  ==========  =========  ===========   ===========    ===========



                        See notes to financial statements
                           iPARTY CORP. AND SUBSIDIARY
                          (a development stage company)

                          Notes to Financial Statements
                               September 30, 1999
                                   (Unaudited)

NOTE A - THE COMPANY

iParty LLC, which was created on December 11, 1997 to launch an Internet-based merchant of party goods and services, commenced operations in January 1998. On March 12, 1998, iParty Corp. was organized as a wholly owned subsidiary of iParty LLC and the net assets and operations of iParty LLC were transferred to iParty Corp. On April 9, 1998, StarGreetings, Inc. ("Star") was incorporated as a wholly owned subsidiary of iParty Corp. to develop and operate a personalized celebrity greeting service.

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

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

[1]    Basis of presentation:

       Nine months ended September 30, 1998 and 1999. The unaudited interim financial statements for the nine months ended September 30, 1998 and 1999 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments

       (consisting only of normal recurring adjustments) and disclosure which are necessary for a fair presentation. The results of operations for the nine months ended are not necessarily indicative of the results for the full year.

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

[4]    Cash and cash equivalents:

       For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 1998 and September 30, 1999, the Company maintains its cash deposits in accounts which are in excess of Federal Deposit Insurance Corporation limits by $126,199 and $18,756,768, respectively. At December 31, 1998 and September 30, 1999, the Company maintains a cash deposit of $50,000 and $50,109, respectively, in the form of a certificate of deposit which serves as the collateral for a corporate Visa credit account.

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

       The following table shows the amounts of stock-based compensation that would have been recorded under the following income statement categories had stock-based compensation not been separately stated in the Statement of Operations:

      ------------------------------------------------------------------------------------------------
                                         Quarter ended           Nine months ended          Inception
                                         September 30,             September 30,             through
      ------------------------------------------------------------------------------------------------
                                                                                         September 30,
                                       1998           1999       1998            1999        1999
                                       ----           ----       ----            ----        ----
      ------------------------------------------------------------------------------------------------
      Sales and Marketing                $0       $466,823         $0      $  612,440      $  612,440
      ------------------------------------------------------------------------------------------------
      Operating and development          $0       $386,175         $0      $  389,631      $  389,631
      ------------------------------------------------------------------------------------------------
      General and administration         $0       $ 58,164         $0      $  138,494      $  161,583
      ------------------------------------------------------------------------------------------------
      Total                              $0       $911,162         $0      $1,140,565      $1,163,654
      ------------------------------------------------------------------------------------------------


[9]    Property and equipment:

       Property and equipment are stated at cost less accumulated depreciation which is provided on the straight-line method over the estimated useful lives of the assets.

[10]   Software costs:

       In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", issued in March 1998 and adopted by the Company, external direct costs of materials and services incurred in connection with developing or obtaining internal use software were capitalized. Such costs will be amortized using the straight-line method over an estimated useful life of 3 years beginning when the software is ready for its intended use or over its known useful life, whichever is shorter. For the nine months ended September 30, 1999, the Company wrote off $366,213 of previously capitalized software costs when the Company selected new vendors for support of its website, necessitating the creation of a new website and integrating components. With the creation of the new website, the software previously capitalized was abandoned.

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

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

--------------------------------------------------------------------------------
                                     December 31, 1998        September 30, 1999
--------------------------------------------------------------------------------
Computer, office equipment and
   furniture and fixtures                    $  76,874                $  505,423

--------------------------------------------------------------------------------
Website and related software                 $ 276,931                $  537,245
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                             $ 353,805                $1,042,668
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Less accumulated depreciation and
   amortization                              $(12,364)                $(200,559)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Total                                        $ 341,441                $  842,109
--------------------------------------------------------------------------------


NOTE D - INCOME TAXES

The reconciliation of income tax benefit computed at the federal statutory tax rate to the income tax benefit in the consolidated statement of operations is as follows for the year ended December 31, 1998 and the nine months ended September 30, 1999:

--------------------------------------------------------------------------------
                                           December 31, 1998  September 30, 1999
--------------------------------------------------------------------------------
Income tax benefit computed at the
   federal statutory income tax rate of
   35%                                          $(301,839)       $(1,687,435)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Increase resulting from state and local
   taxes, net of federal benefit                $ (97,434)       $  (544,706)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Valuation allowance provided                    $ 399,273        $ 2,232,141
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Income tax benefit in statement of
   operations                                   $       0        $         0
--------------------------------------------------------------------------------

The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1998 and September 30, 1999 is as follows:

--------------------------------------------------------------------------------
                                     December 31, 1998       September 30, 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Net operating loss carryforward          $399,273                 $2,631,414
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Less valuation allowance                 $399,273                 $2,631,414
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Net deferred tax asset                   $      0                 $        0
--------------------------------------------------------------------------------

As of December 31, 1998 and September 30, 1999, the Company has estimated net operating loss carryforwards of $862,398 and $5,683,641, respectively, which expire in 2018 and 2019. The Company has recorded a deferred tax asset offset by a valuation allowance as the Company has not determined that it is more likely than not that the available net operating loss carryforward will be utilized in the future.

NOTE E - COMMITMENTS

[1]    Leases:

       The Company leases facilities and equipment under several month-to-month and three month operating leases. The Company's rental expense under operating leases for the year ended December 31, 1998 and for the nine months ended September 30, 1999 amounted to $27,983 and $67,593, respectively.

[2]    Concentrations:

       The Company has contracted with four companies to develop the web sites for its services. Failure to perform by any one of these three parties would have a material negative impact upon the Company's operations. At September 30, 1999, the four companies had completed the services as outlined in the above mentioned contracts (see Note E[10]).

[3]    Finder's fee arrangement:

       The Company and its former Chief Executive Officer ("former CEO") had entered into an agreement prior to such individual becoming the former CEO, which calls for the former CEO to receive a finder's fee in the amount of 5% of the first $2,000,000 in equity raised from any party introduced by the former CEO. In connection with this agreement, as of September 30, 1999, approximately $2,000,000 has been raised. As a result, $50,000 has been paid to the former CEO during each of 1998 and 1999.

[4]    License agreement:

       Star entered into an agreement with Star Greetings, LLC, as the creator of the StarGreetings concept ("Star Concept"), to license the exclusive use of the Star Concept on the web sites of the Company and Star. The agreement calls for a royalty of 2 1/2% of revenues derived from the Star Concept, payable quarterly. Star Greetings, LLC is owned, in part, by the Company's former CEO. No amounts were payable to StarGreetings, LLC under the agreement for the year ended December 31, 1998 and for the nine months ended September 30, 1999.

[5]    StarGreetings agreements:

       The Company has entered into several agreements with celebrities to secure their services with Star. The agreements are substantially the same and consist of three separate compensation components. The first component is a participation fee (and any related expenses). The second component is a commission payable to the celebrity and to a charity of their choice upon the sale of each StarGreeting. The third component is an option to purchase stock in the Company (see Note H[2]). As of December 31, 1998, no such agreements had been entered into by the Company. As of September 30, 1999, the Company has entered into ten such agreements with terms ranging from one year to three years.

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

       On September 7, 1999, the Company entered into a three year consulting agreement with one of its outside directors. Compensation under the agreement consists of options to purchase 100,000 shares of the Company's common stock with an exercise price of $2.00. The options vest ratably over three years provided that the director is still providing consulting services to the Company on those dates. The fair market value of the Company's stock on the grant date was $3.94. For the nine months ended September 30, 1999, the Company charged $9,284 of the value of the options granted ($334,208) to expense.

[7]    Employment agreements:

       The Company has entered into employment agreements with several of its executives. The agreements expire from December 31, 1999 through March 30, 2002 and provide for annual salaries aggregating $1,295,000. In addition, the executives were granted options (see Note H[1]) to purchase an aggregate of 2,404,730 shares of the Company's common stock, which vest in various increments provided the executives remain continuously employed by the Company. In addition to base salary, the agreements provide that the executives may receive an annual performance bonus at the discretion of the Compensation Committee of the Board of Directors. The agreements also have termination clauses which call for severance payments ranging up to one year's salary.

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

[9]    Advertising agreement:

       On January 12, 1999, the Company entered into an advertising agreement for the period June 1, 1999 through November 30, 1999, to solicit advertising of its website on another website. The agreement, as amended, calls for the Company to pay setup and related fees of $20,000 and a transaction fee of $80,000.

       On September 27, 1999, the Company entered into two agreements with America Online, Inc., a Shopping Channel Promotion Agreement and an Advertising Purchase Agreement to provide promotions on the AOL website totaling $1,356,594. The terms of the two agreements are ten months commencing October 1, 1999.

[10]   Website development agreement:

       On August 5, 1999, the Company entered into a fixed fee agreement with Rare Medium Inc. to develop a new website, including the development of a new visual identity, additional functionality and a new technical infrastructure to better support the scalability of the Company's website. The fixed fee for the services provided is $465,000.

 [11]  Fulfillment agreement:

       On July 8, 1999, the Company entered into a product fulfillment agreement with Taymark, one of the nation's largest direct marketers' of party supplies. Under the agreement, the Company will utilize Taymark's inventory and fulfillment services to deliver merchandise ordered on the site, or directly through a toll-free telephone number, directly to consumers. Taymark will purchase the Company's inventory as of September 30, 1999 at cost, up to $100,000. The initial term of the agreement runs through December 21, 2002. The agreement contains certain restrictions on competition by Taymark. As additional consideration for services provided by Taymark, the Company issued to Taymark warrants to purchase 3,000,000 shares of common stock at an exercise price of $3.75. For the nine months ended September 30, 1999, the Company charged $379,262 of the value of the warrants granted ($5,309,662) to expense.

[12]   Affiliate program agreement:

       On August 11, 1999, the Company entered into an agreement with LinkShare Corporation to provide services, using LinkShare's proprietary software, to facilitate establishing links between the Company and affiliates and tracking sales through those affiliates. The initial term of the agreement is eighteen months. For the licensing of the LinkShare software, the Company will pay a one-time license fee of $5,000 and 2.0%
       - 2.5% of each sale completed through the Company's affiliate program.

[13]   Advertising and public relations agency agreements:

       On September 29, 1999, the Company entered into an agreement with Kirshenbaum Bond & Partners ("Kirshenbaum") to create a marketing communications program during the period from July 1, 1999 through June 30, 2000. The annual fee payable to Kirshenbaum is $1,026,000 to be paid in 12 monthly installments. In addition to the annual fee, the Company will pay a 15% commission on internet advertising and a 4% commission on TV and radio advertising placed through Kirshenbaum. For the nine months ended September 30, 1999, the Company charged $218,250 of this fee and $0 in commission to expense.

NOTE F - STOCKHOLDERS' EQUITY

[1]    Series A preferred stock:

       On June 30, 1998, the Company's Board of Directors designated 1,000,000 shares of the Company's authorized 10,000,000 shares of preferred stock as Series A preferred stock. Such shares have a par value of $.001, an original issue price per share of $1.00, bear no dividends, have a liquidation preference senior to the Company's common stock and are convertible, on a one to one basis, as adjusted, into shares of the Company's common stock. As of December 31, 1998 and September 30, 1999, there were 0 and 1,000,000 shares of Series A preferred stock outstanding, respectively.

[2]    Series B and C preferred stock:

       On September 10, 1999, the Company completed a private placement of Series B Convertible Preferred Stock and redeemable common stock purchase warrants, raising net proceeds of $20,899,000. The financing was comprised of 1,044,950 shares of Series B Preferred Stock convertible into an aggregate of 10,449,500 shares of common stock and the issuance of warrants to purchase an additional 5,224,750 shares of common stock at an exercise price of $2.00 per share. In addition, the Company sold Series C Convertible Preferred Stock and redeemable common stock purchase warrants. The financing was comprised of 100,000 shares of Series C Preferred Stock convertible into 1,000,000 shares of common stock and the issuance of warrants to purchase an additional 500,000 shares of common stock at an exercise price of $2.00 per share, raising net proceeds of $2,000,000. The placement agent in these financings received fees of approximately $1,329,000 and warrants to purchase 929,929 shares of common stock at an exercise price of $2.00 per share. The financing included the conversion of $2,000,000 of the Company's outstanding 10% Senior Convertible Notes and $55,850 of accrued interest into 102,792 shares of Series B Preferred Stock.

[3]    Warrants:

       In connection with the sale of common stock, the Company issued warrants to two shareholders, which, if exercised in full, entitles the holders to purchase an aggregate of 1,000,000 shares of Series A preferred stock at $1.00 per share. Such warrants cannot be exercised earlier than six months from the date of issue (July 2, 1998), and must be exercised by June 30, 1999. As of December 31, 1998 and September 30, 1999, warrants to purchase 0 and 1,000,000 shares of Series A preferred stock, respectively, had been exercised.

NOTE G - NOTES PAYABLE

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

[2]    Funding agreement:

       The Company entered into a Funding Agreement, dated as of March 31, 1999 and amended as of April 14, 1999, with two of its directors. Pursuant to the terms of the Funding Agreement each director will advance certain funds to the Company totaling $2,000,000. In connection with each such funding, the funding party will receive a 10% Senior Secured Promissory Note for the amount funded and warrants to purchase such number of shares of Common Stock equal to the amount funded divided by the closing bid price of the Common Stock on the date of each such funding. The exercise price for these warrants range from $2.81 to $5.13 per share. As of September 30, 1999, $2,000,000 has been advanced to the company and warrants to purchase 528,210 shares of common stock have been issued. For the nine months ended September 30, 1999, interest expense of $55,850 had been accrued. On September 10, 1999, the note holders converted the $2,000,000 outstanding balance and the $55,850 of accrued interest into Series B Preferred Stock (see Note F[1]).

NOTE H - STOCK OPTION PLAN

On July 14, 1998, the Company adopted the 1998 Incentive and Nonqualified Stock Option Plan (the "98 Plan") under which options to acquire 2,500,000 shares of common stock may be granted to officers, directors, key employees and consultants. The exercise price for incentive options cannot be less than the fair market value of the stock on the grant date and the exercise price of nonqualified options is fixed by the plan administrator. Options to purchase the Company's common stock under the 98 Plan have been granted to employees, directors and consultants of the Company at fair market value at the date of grant. Generally, the options become exercisable over periods ranging from immediately to four years and expire ten years from the date of grant. On August 24, 1999, the Company increased the number of options available under the 1998 Incentive and Nonqualified Stock Option Plan to 4,000,000 shares.

A summary of the status of the Company's stock options outstanding as of December 31, 1998 and September 30, 1999 and changes during the year ended December 31, 1998 and the nine months ended September 30, 1999 are as follows:

[1]      Employee and director stock options:

------------------------------------------------------------------------------------------
                                      December 31, 1998            September 30, 1999
------------------------------------------------------------------------------------------
                                                    Weighted                  Weighted
                                                    average                   average
                                                    exercise                  exercise
                                      Shares         price          Shares     price
-----------------------------------------------------------------------------------------
Outstanding at beginning of period             0     $   0       1,025,000      $2.19
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
Stock options:
-----------------------------------------------------------------------------------------
     Granted                           1,025,000     $2.19       2,195,730      $3.48
-----------------------------------------------------------------------------------------
     Expired/Forfeited                         0     $   0         150,000      $2.67
-----------------------------------------------------------------------------------------
Outstanding at end of period           1,025,000     $2.19       3,070,730      $3.08
-----------------------------------------------------------------------------------------
Exercisable at end of period             450,000     $2.31       1,109,000      $3.00
-----------------------------------------------------------------------------------------

The effect of applying Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") on the year ended December 31, 1998 and the nine months ended September 30, 1999 pro forma net loss as stated below is not necessarily representative of the effects on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. The weighted average fair value of the options granted during 1998 have been estimated at $1.69 per share on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 100%, a risk-free interest rate of 4.92% to 5.72%, and an expected life of five years from date of vesting. The weighted average fair value of the options granted during the nine months ended September 30, 1999 have been estimated at $2.98 per share on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 100%, a risk-free interest rate of 5.38% to 6.44%, and an expected life of five years from date of vesting. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS 123, the Company's net loss and net loss per share would have been as follows:

------------------------------------------------------------------------------
                                       December 31, 1998   September 30, 1999
------------------------------------------------------------------------------
Net loss - as reported                     $  (862,398)    $(4,821,243)
------------------------------------------------------------------------------
------------------------------------------------------------------------------
         - pro forma                       $(1,358,706)    $(6,264,079)
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Net loss per share - as reported           $      (.08)    $      (.44)
------------------------------------------------------------------------------
------------------------------------------------------------------------------
                   - pro forma             $      (.13)    $      (.60)
------------------------------------------------------------------------------

[2]      StarGreetings stock options:

          -------------------------------------------------------------------
                                               September 30, 1999
          -------------------------------------------------------------------
                                                             Weighted average
                                                Shares        exercise price
          -------------------------------------------------------------------
          Stock options:
          -------------------------------------------------------------------
               Granted                          180,000             $1.81
          -------------------------------------------------------------------
               Exercised                              0             $   0
          -------------------------------------------------------------------
          -------------------------------------------------------------------
          Outstanding at end of period          180,000             $1.81
          -------------------------------------------------------------------
          -------------------------------------------------------------------
          Exercisable at end of period          180,000             $1.81
          -------------------------------------------------------------------

The weighted average fair value of the options granted during 1999 have been estimated at $3.40 per share on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 100%, a risk-free interest rate of 5.38% to 5.81%, and an expected life of three years from date of vesting. The Company issued options to acquire 180,000 shares of common stock at exercise prices of $1.00 and $3.50 per share in connection with StarGreetings agreements. The options were valued at $612,440, in accordance with applying Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (See Note H) and are amortized over the life of the contract. For the period ended December 31, 1998 and the nine months ended September 30, 1999, the Company charged $0 and $236,261 of the value of the options granted to expense. On September 30,1999, the Company modified its plans regarding the Star Concept and as a result, wrote-off the unamortized balance of previously capitalized software costs in the amount of $89,917 and unamortized balance of the value of the options granted in the amount of $376,179.

Safe Harbor Statement

         Certain statements in this Form 10-QSB, including information set forth under Item 2 "Plan of Operations" constitute or may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). iParty Corp. (the "Company") desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward-looking statement. Such factors include, but are not limited to: (i) the Company's insignificant historical revenues; (ii) the Company's reliance of third-party suppliers; (iii) the Company's ability to expand its website; (iv) the Company's ability to manage growth; (v) the Company's ability to develop its brand; (vi) competition;
(vii) the Company's ability to adapt evolving technologies; and (viii) governmental regulation of the Internet Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations.


ITEM 2.  PLAN OF OPERATION

         General.

         The Company is a development stage company that intends to become the premier brand in the on-line party industry and the leading resource on the Internet for consumers seeking party goods, party services, party planning advice and information. The Company's web site, www.iparty.com (the "Site"), was launched in February 1999. On October 12, 1999, the Company launch the new iParty.com site, a premier destination for party goods and party planning. From Pokemon costumes to birthday party packs to fog machines, an online party magazine to party safety tips, iParty.com presents consumers with a sophisticated, yet fun and easy-to-navigate online party resource. Offering breakthrough convenience and an extensive assortment of merchandise, iParty.com is refocusing the party goods industry back to the needs of the consumer. At the click of a mouse, party givers can enjoy one-stop shopping and easy-to-find pricing while purchasing all their party needs for birthday bashes, at-home Millennium celebrations, Super Bowl parties, Halloween festivals and more.

         To date, the Company has only generated de minimus revenues and expects to begin to generate revenues by the end of 1999. There can be no assurance that the Company will ever generate substantial revenues. In August and September of 1999, the Company sold an aggregate of $22.9 million of convertible preferred stock and redeemable common stock purchase warrants in private offerings. The financings included the conversion of the Company's $2.0 million of outstanding senior debt. Net proceeds to the Company from the financings was approximately $21.3 million (including the conversion of the $2.0 million in debt and interest thereon). The Company believes, based on currently proposed plans and assumptions relating to its operations, that the net proceeds from the financings and related accrued interest, together with anticipated revenues from operations, will be sufficient to fund the Company's operations and working capital requirements for at least 12 months. In the event that the Company's plans or assumptions change or prove inaccurate (due to unanticipated expenses, increased competition, unfavorable economic conditions, or other unforeseen circumstances) the Company could be required to seek additional financing sooner than currently expected. There can be no assurance that such additional funding will be available to the Company, or if available, that the terms of such additional financing will be acceptable to the Company.

         The Company expects its initial revenues to be derived from several sources, but as with most e-commerce businesses, especially a development stage company such as the Company, risks of operations are inherent and are largely dependent on the economy and levels of consumer demand. The Company expects that its initial revenues will be derived from retail sales to consumers of party related goods. The Company anticipates that future revenues may be derived from
(i) commissions or royalties paid by strategic partners for orders received through the Company; and (ii) advertising on the Site's pages, particularly the content features such as the Party Planner and PartyTalk.

         Net sales for the nine months ended September 30, 1999, include the selling price of party goods sold by the Company, net of returns, as well as outbound shipping and handling charges. Net sales for the nine months ended September 30, 1999, were approximately $4,300.

         Gross profit/loss is calculated as net sales less the cost of sales, which consists of the cost of merchandise sold to customers and inbound and outbound shipping and handling costs. For the nine months ended September 30, 1999, the gross loss was approximately $1,000. This loss was due to high fulfillment costs incurred with the Company's former fulfillment partner. The fulfillment costs incurred with the Company's new fulfillment partner, Taymark, will be lower resulting in increased gross profit margins in the future. Taymark began fulfilling orders placed on the Company's website on October 1, 1999.

         Marketing and sales expenses consist primarily of advertising, public relations and promotional expenditures, and all related payroll and related expenses for personnel engaged in marketing and selling activities. Marketing and sales expenses for the nine months ended September 30, 1999, were approximately $878,000. The Company intends to pursue a marketing campaign and will incur significant incremental costs in the future.

         Operating and development expenses consist principally of payroll and related expenses for product development, editorial, systems and operations personnel and consultants, and systems infrastructure. Operating and development expenses for the nine months ended September 30, 1999, were approximately $893,000. The Company believes that continued investment in product development is critical to attaining its strategic objectives. In addition to ongoing investments in its website and infrastructure, the Company intends to increase investments in product and services.

         General and administrative ("G&A") expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. G&A expenses for the nine months ended September 30, 1998 and 1999, were approximately $424,000 and $1,529,000, respectively. Increases in G&A costs are largely attributable to increased payroll-related and infrastructure costs associated with the Company's expansion efforts, legal and other professional fees, and recruiting costs. The company expects G&A costs to continue to increase commensurate with its expansion plans.

         The Company incurred approximately $366,000 for the nine months ended September 30, 1999, in losses resulting from abandonment of assets. This loss was due to a write-off of website development costs incurred during 1998 and 1999. It was determined that the costs, which had been capitalized as property and equipment, were abandoned when the Company selected new vendors for support of its website, necessitating the creation of a new website and integration components. During the nine months ended September 30, 1999, the Company incurred approximately $695,000 in website development costs in efforts to enhance the website. These costs have been capitalized in accordance with generally accepted accounting principals.

         The Company incurred approximately $1,140,565 for the nine months ended September 30, 1999 in stock based compensation expenses. The stock based compensation expenses resulted from stock options granted to consultants ($148,494) and stock options granted to celebrities who provided services to StarGreetings ($612,440) and warrants granted to the Company's fulfillment partner, Taymark ($379,631).

         Interest income on cash and cash equivalents for the nine months ended September 30, 1998 and 1999, was approximately $5,400 and $43,000, respectively. The increase in income was due to higher balances resulting from the Company's financing activities, principally the private placement of Series B and C Preferred Stock completed in September 1999. Interest expense for the nine months ended September 30, 1999, was approximately $56,000. This expense consists primarily of interest on the 10% Senior Secured Convertible Promissory Notes issued in April 1999. In connection with the private placement of Series B and C Preferred Stock, these Notes were converted to equity.

         The Company expects to hire between ten and fifteen additional employees in the next six months as the needs of the Company may require to sustain growth, and to remain competitive and creative.

The Site.

         The Company is launching the Site in two stages, as follows:

         First Stage. Currently, the Site contains the PartyMarket and PartyTalk areas. In this first stage, the Company offers party related products, costumes, music and editorial content. On-site shopping is currently limited to party goods, favors, gift wrap, cards and invitations. During this stage an outside vendor, Taymark, a division of Taylor Corporation, is responsible for consumer fulfillment and customer service.

         Second Stage. By the end of the first quarter of 2000, the Company expects to expand the PartyMarket offering to include cakes, gifts, flowers, food and beverages. During the second quarter of 2000, the Company expects to continue to introduce additional features to the Site, such as the Party Planner, the Party Resource, Gift Registry, Party Workbook, Party Web Page, Photo Gallery, Birthday Club, interactive party planning tools and an Invitation Channel.

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


PART II  OTHER INFORMATION

         Item 2.   Changes in Securities

         In August and September of 1999 the Company issued an aggregate of approximately 522,475 Units (the "Units") to certain "accredited investors" (as such term is defined under Regulation D promulgated under the Securities Act). Each Unit was composed of two (2) shares of Series B Convertible Preferred Stock and ten (10) Common Stock Purchase Warrants. Accordingly, the Company issued an aggregate of approximately 1,044,950 shares of Series B Preferred Stock and 5,224,750 Common Stock Warrants. Each share of Series B Preferred Stock is convertible at any time into ten (10) shares of Common Stock at an initial conversion price of $2.00 per share. Each Common Stock Warrant may be exercised to purchase one share of Common Stock at an exercise price of $2.00 per share. The Units were offered at a price of $40.00 per Unit, in cash, provided that approximately 50,000 Units were issued in exchange for the conversion of approximately $2,000,000 of outstanding Senior Notes of the Company. Commonwealth Associates, L.P. acted as Placement Agent in connection with the sale of the Units. In connection therewith, Commonwealth Associates, L.P. received approximately $1,250,000 (for commissions, structuring fees, and expenses) and warrants to purchase approximately 779,929 shares of Common Stock at an exercise price of $2.00 per share. The sale of the Units was exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder which generally provides an exemption for certain private sales of securities. The first closing of the sale of Units was held on August 26, 1999, additional, sales of Units were held on September 9, 1998 and September 10, 1999.

         On September 10, 1999, the Company issued an aggregate of 100,000 shares of Series C Preferred Stock and 500,000 Common Stock Warrants to Boston Millennia Partners, L.P., and an affiliated entity, both are "accredited investors" (as such term is defined under Regulation D promulgated under the Securities Act) for $2,000,000 in cash. Each share of Series C Preferred Stock is convertible at any time into ten (10) shares of Common Stock at an initial conversion price of $2.00 per share. Each Common Stock Purchase Warrant may be exercised to purchase one share of Common Stock at an exercise price of $2.00 per share. Commonwealth Associates, L.P. also acted as Placement Agent in connection with the sale of the Units. In connection therewith, Commonwealth Associates, L.P. received approximately $160,000 (for commissions, structuring fees, and expenses) and warrants to purchase approximately 150,000 shares of Common Stock at an exercise price of $2.00 per share. The sale of the securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder which generally provides an exemption for certain private sales of securities.

         The following is a summary of the terms of the Series B Preferred Stock and Series C Preferred Stock:

         Rank. The Series B Preferred Stock and the Series C Preferred Stock rank junior to any classes of stock designated by the Company as "Senior Securities;" prior to all of the Company's Common Stock and any class or series of capital stock of the Company created thereafter not specifically ranking by its terms senior to, or on parity with, the Series B Preferred Stock and Series C Preferred, and on parity with each other and the Company's Series A Preferred Stock, as to distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

         Dividends. Neither the Series B Preferred Stock nor the Series C Preferred Stock bear a dividend provided that the holders will be entitled to dividends ratably with any payment to holders of Common Stock if declared by the Board of Directors.

         Conversion. Subject to certain adjustments, each share of Series B Preferred Stock and Series C Preferred Stock is convertible at any time, and from time to time, at the option of the holder thereof, into a number of shares of Common Stock equal to the quotient derived by dividing (i) $20.00 by (ii) the conversion price in effect at the time of the conversion (the "Conversion Price"). The initial conversion price is $2.00, reflecting an initial conversion rate of 10 shares of Common Stock for each share of Series B Preferred Stock or Series C Preferred Stock (the "Conversion Rate"). In addition, the Series B Preferred Stock and Series C Preferred Stock will automatically convert into Common Stock, at the Conversion Rate then in effect, in the event that the Company consummates a public offering of its Common Stock resulting in gross proceeds to the Company of at least $10,000,000.

         Anti-Dilution Provisions. Subject to certain exceptions (including the exercise of currently outstanding options or warrants, the exercise of future options issued under the Company's Stock Option Plan, and the conversion of the Series A Preferred Stock), if the Company issues Common Stock at a price less than the Conversion Price then in effect or the then current market price of the Common Stock, then the Conversion Rate will be adjusted on a weighted-average formula basis. In addition, if the number of outstanding shares of Common Stock is increased by a stock split, stock dividend or other similar event, the Conversion Rate is to be proportionately reduced, or if the number of outstanding shares of Common Stock is decreased by a combination or reclassification of shares, or other similar event, the Conversion Rate is to be proportionately increased. In addition, if, prior to the conversion of all the Series B Preferred Stock or Series C Preferred Stock, as applicable, there is any merger, consolidation, exchange of shares, recapitalization, reorganization or other similar event, as a result of which shares of Common Stock of the Company are to be changed into the same or a different number of shares of the same or another class or classes of stock or securities of the Company or another entity, that the holders of then outstanding shares of Series B Preferred Stock or Series C Preferred Stock, as applicable, would have the right to receive upon conversion of Series B Preferred Stock or Series C Preferred Stock, as applicable, upon the basis and upon the terms and conditions specified in their respective Certificates of Designation and in lieu of the shares of Common Stock immediately issuable upon conversion, such stock, securities and/or other assets which the holders would have been entitled to receive in such transaction had the Series B Preferred Stock or Series C Preferred Stock, as applicable, been converted immediately prior to such transaction.

         Voting Rights. The Series B Preferred Stock and Series C Preferred Stock will vote together as a single class with the Holders of Common Stock, with each share of Series B Preferred Stock and Series C Preferred Stock being entitled to cast a number of votes equal to the number of shares of Common Stock into which each share is then convertible (initially 10).

         Consent of 50% of the shares of Series B Preferred Stock then outstanding is required before the Company can take certain actions which adversely affect the rights preferences or privileges of the Series B Preferred Stock. Consent of 50% of the shares of Series C Preferred Stock then outstanding is required before the Company can take certain actions which adversely affect the rights, preferences or privileges of the Series C Preferred Stock.

         So long as 50% of the initially issued shares of Series C Preferred Stock remain outstanding, the holders of the Series C Preferred Stock, voting as a class, shall have the right to elect one director of the Company.

         Item 5.  Other Information

         On October 11, 1999, the Company's Board of Directors elected Stuart Moldaw to the Board. Mr. Moldaw is an entrepreneur and operating manager with over 50 years of experience in the specialty retailing industry. He has founded and operated such stores as Pic-a-Dilly, Athletic Shoe Factory, Ross Department Stores and Gymboree Corporation, where he is currently the Chairman of the Board. He co-founded and currently serves as a special venture partner of U.S. Venture Partners, one of the premier venture capital firms in the country. Mr. Moldaw also serves as a director and Chairman Emeritus of Ross Stores, Inc. an off-price retailer of apparel and home accessories.

         Effective as of November 15, 1999, Ms. Maureen Broughton Murrah ("former President") has resigned as President and as a Director of the Company. Sal Perisano, the Company's CEO, will assume the responsibilities of the former President. The Company intends to hire a senior level operations executive to assume the operational responsibilities previously performed by the former President. The Company also intends to elect another member to its Board of Directors to replace the former President.

         Item 6. Exhibits.

         Exhibit 4.1     Certificate of Designation of Series B Convertible Preferred Stock**
         Exhibit 4.2     Certificate of Designation of Series C Convertible Preferred Stock **
         Exhibit 27.1    Financial Data Schedule

         ** Incorporated by reference from Amendment No. 2 the to the Company's Registration Statement on Form 10-SB as filed with the U.S. Securities and Exchange Commission on October 19, 1999.

SIGNATURES


         In accordance with requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        iPARTY CORP.

Dated:   November 15, 1999              By: /s/ Sal Perisano
                                            ---------------------------------
                                            Sal Perisano
                                            Chief Executive Officer

         November 15, 1999              By: /s/ Patrick Farrell
                                            ---------------------------------
                                            Patrick Farrell
                                            Chief Financial Officer