Form 10QSB/A
period 1999-06-30
IPARTY CORP
filed 2000-04-14
CIK 1078383

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB/A

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

                            Yes            No X
                               ---

         The financial statements included herein have been restated for the financial error discovered subsequent to the filing of the Issuer's Form 10-QSB on October 22, 1999 for the six months ended June 30, 1999 (Filed No. 0-25507). See Note B of the financial statements for further explanation of the restatement filed herein.

                                  iPARTY CORP.

                         Quarterly Report on Form 10-QSB

                                Table of Contents

                                                                            PAGE

PART I   FINANCIAL INFORMATION                                               1

Item 1.  Financial Statements

         Notes to Consolidated Financial Statements                          5

Item 2.  Plan of Operations                                                 13


PART II  OTHER INFORMATION                                                  16

SIGNATURES                                                                  17
                                  iPARTY CORP.

                         (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                                                         JUNE 30,     DECEMBER 31,
                                                                                           1999          1998
                                                                                        ----------    ------------
                                                                                        (UNAUDITED)
                                     ASSETS

Current assets:
  Cash and cash equivalents..........................................................   $  434,510     $  346,751
  Cash, restricted...................................................................       50,000         50,000
  Inventory..........................................................................      108,466             --
  Due from officers..................................................................        5,160         34,021
  Prepaid expenses and other.........................................................      130,677         60,277
                                                                                        ----------     ----------
     Total current assets............................................................      728,813        491,049
  Property and equipment, net........................................................      476,961        341,441
  Other assets.......................................................................       38,551          9,670
                                                                                        ----------     ----------
                                                                                        $1,244,325     $  842,160
                                                                                        ----------     ----------
                                                                                        ----------     ----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses..............................................   $  339,047     $  297,508
  Notes payable......................................................................    1,006,587        250,000
                                                                                        ----------     ----------
     Total current liabilities.......................................................    1,345,634        547,508
Committments and contingencies.......................................................
Stockholders' Equity:
  Preferred stock--$.001 par value; 10,000,000 shares authorized; Series A preferred stock--1,000,000 authorized; 1,000,000 and 0 shares issued and
     outstanding, respectively.......................................................        1,000             --
  Common stock--$.001 par value; 50,000,000 shares authorized; 11,005,691 shares
     issued and outstanding..........................................................       11,006         11,006
  Additional paid in capital.........................................................    3,034,430      1,146,044
  Deficit accumulated during the development stage...................................   (3,147,745)      (862,398)
                                                                                        ----------     ----------
     Total stockholders' equity......................................................     (101,309)       294,652
                                                                                        ----------     ----------
                                                                                        $1,244,325     $  842,160
                                                                                        ----------     ----------
                                                                                        ----------     ----------



                        See notes to financial statements
                                  iPARTY CORP.

                         (A DEVELOPMENT STAGE COMPANY)



                             STATEMENT OF OPERATIONS

                                              FOR THE THREE                  FOR THE SIX
                                               MONTHS ENDED                  MONTHS ENDED               FROM
                                                 JUNE 30,                      JUNE 30,              INCEPTION
                                       ----------------------------  ----------------------------     THROUGH
                                           1998           1999           1998           1999        JUNE 30, 1999
                                       -------------  -------------  -------------  -------------   -------------
                                        (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Revenues.............................  $          --  $          --  $              $          --    $        --
Cost of sales........................             --             --             --             --             --
                                       -------------  -------------  -------------  -------------    -----------
Gross profit.........................             --             --             --             --             --
Operating costs:
  General and administrative.........         28,072        987,988         97,254      1,543,214      2,393,212
  Loss resulting from abandonment of
     capitalized software
     (Note C[10])....................             --             --             --        273,288        273,288
  Stock-based compensation
     (Note F[6] I[2])................             --         95,269             --        229,403        252,492
                                       -------------  -------------  -------------  -------------    -----------
Net loss before interest and
  provision for income taxes.........        (28,072)    (1,083,257)       (97,254)    (2,045,905)    (2,918,992)
  Interest income....................            400            733            400          1,547         12,637
  Interest expense...................             --       (240,989)            --       (240,989)      (241,390)
                                       -------------  -------------  -------------  -------------    -----------
Net loss before income taxes.........        (27,672)    (1,323,513)       (96,854)    (2,285,347)    (3,147,745)
  Provision for income taxes.........             --             --             --             --             --
                                       -------------  -------------  -------------  -------------    -----------
Net loss.............................  $     (27,672) $  (1,323,513) $     (96,854) $  (2,285,347)   $(3,147,745)
                                       =============  =============  =============  =============    ===========
Loss per share:
  Basic and diluted..................  $       (0.00) $       (0.12) $       (0.01) $       (0.21)   $     (0.29)
                                       =============  =============  =============  =============    ===========
Weighted Average Shares Outstanding:
  Basic and diluted..................     10,044,734     11,005,691     10,044,734     11,005,691     10,685,372
                                       =============  =============  =============  =============    ===========



                        See notes to financial statements
                                  iPARTY CORP.

                         (A DEVELOPMENT STAGE COMPANY)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                                                              DEFICIT

                                                                                                            ACCUMULATED

                                                                                                            DURING THE
                                                          PREFERRED                  COMMON     PAID-IN     DEVELOPMENT
                                            # OF SHARES    STOCK      # OF SHARES     STOCK     CAPITAL        STAGE
                                            -----------   ---------   ------------   -------   ----------   -----------
  Issuance of common stock at $.04 per
    share on March 12, 1998...............                              6,000,000    $ 6,000   $  240,961   $        --
  Outstanding common stock of WSI prior to
    merger on July 2, 1998................                                420,691        421         (421)           --
  Issuance of common stock at $.01 per
    share on July 2, 1998.................                              3,624,043      3,624       32,616            --
  Issuance of common stock and warrants at
    $1.00 per share on July 2, 1998.......                                960,957        961      849,799            --
  Accrual of pro rata portion of value of
    options granted in September 1998 and
    January 1999 under consultant
    agreement with outside director.......          --          --             --         --       23,089            --
  Net loss................................          --          --             --         --           --      (862,398)
                                             ---------     -------     ----------    -------   ----------   -----------
Balance December 31, 1998.................          --          --     11,005,691     11,006    1,146,044      (862,398)
  Issuance of preferred stock upon
    exercise of warrants, including
    conversion of notes payable (Note
    G[1]).................................   1,000,000       1,000             --         --      949,000            --
  Value of options granted under
    consulting agreements with outside
    director and others (Note F[5]
    I[2]).................................          --          --             --         --      229,402            --
  Discount to fair value of the Convertible
    Notes payable.........................          --          --             --         --      709,984            --
  Net loss................................                                                                   (2,285,347)
                                             ---------     -------     ----------    -------   ----------   -----------
Balance June 30, 1999 (unaudited).........   1,000,000     $ 1,000     11,005,691    $11,006   $3,034,430   $(3,147,745)
                                             ---------     -------     ----------    -------   ----------   -----------
                                             ---------     -------     ----------    -------   ----------   -----------


                                                TOTAL
                                            SHAREHOLDERS'
                                               EQUITY
                                            (DEFICIENCY)
                                            -------------
  Issuance of common stock at $.04 per
    share on March 12, 1998...............  $     246,961
  Outstanding common stock of WSI prior to
    merger on July 2, 1998................             --
  Issuance of common stock at $.01 per
    share on July 2, 1998.................         36,240
  Issuance of common stock and warrants at
    $1.00 per share on July 2, 1998.......        850,760
  Accrual of pro rata portion of value of
    options granted in September 1998 and
    January 1999 under consultant
    agreement with outside director.......         23,089
  Net loss................................       (862,398)
                                            -------------
Balance December 31, 1998.................        294,652
  Issuance of preferred stock upon
    exercise of warrants, including
    conversion of notes payable (Note
    G[1]).................................        950,000
  Value of options granted under
    consulting agreements with outside
    director and others (Note F[5]
    I[2]).................................        229,402
  Discount to fair value of convertible
    notes payable ........................        709,984
  Net loss................................     (2,285,347)
                                            -------------
Balance June 30, 1999 (unaudited).........  $    (101,309)
                                            -------------
                                            -------------


                        See notes to financial statements
                                  iPARTY CORP.

                         (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                                 FOR THE SIX
                                                                                MONTHS ENDED          FROM INCEPTION
                                                                                  JUNE 30,               THROUGH
                                                                           -----------------------    JUNE 30, 1999
                                                                             1998         1999
                                                                           --------    -----------    --------------
                                                                           (UNAUDITED) (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..............................................................   $(96,854)   $(2,285,347)    $ (3,147,745)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization......................................         --        216,347          228,709
     Loss resulting from abandonment of capitalized software............         --        273,288          273,288
     Stock-based compensation and consulting............................         --        229,403          252,492
     Amortization of discount on issuance of convertible notes..........         --        216,571          216,571
     Decrease (increase) in:
       Inventory........................................................         --       (108,466)        (108,466)
       Other current assets.............................................         --        (70,400)        (130,677)
       Other assets.....................................................         --        (28,881)         (38,551)
     Increase (decrease) in:
       Accounts payable and accrued expenses............................     35,000         41,537          339,047
                                                                           --------    -----------     ------------
       Net cash used in operating activities............................    (61,854)    (1,515,948)      (2,115,332)
                                                                           --------    -----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment....................................         --       (230,368)        (307,242)
  Equipment and software development....................................         --       (394,786)        (671,717)
  Advances to officer...................................................         --         28,861           (5,160)
  Increase in restricted cash...........................................         --             --          (50,000)
                                                                           --------    -----------     ------------
       Net cash used in investing activities............................         --       (596,293)      (1,034,119)
                                                                           --------    -----------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable...........................................         --      1,500,000        1,750,000
  Capital contributions on initial capitalization.......................         --             --          246,961
  Proceeds from sale of stock, net......................................     61,854        750,000        1,747,197
  Costs of sale of stock................................................         --        (50,000)        (160,197)
                                                                           --------    -----------     ------------
       Net cash provided by investing activities........................     61,854      2,200,000        3,583,961
                                                                           --------    -----------     ------------
Net increase in cash and cash equivalents...............................         --         87,759          434,510
Cash and cash equivalents, beginning of period..........................         --        346,751               --
                                                                           --------    -----------     ------------
Cash and cash equivalents, ending of period.............................   $     --    $   434,510     $    434,510
                                                                           --------    -----------     ------------
                                                                           --------    -----------     ------------
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

NOTE B -- RESTATEMENT

         The restatement of June 30, 1999 financial statements is the result of the discovery of errors included in the Company's Form 10-QSB filed on October 22, 1999. The error resulted in a misallocation of the proceeds received in the Funding Agreement. In the restated financials the fair market value of the warrants was treated as a discount on the issuance of the note and accordingly was netted against the principal amount of the note and amortized over the life of the debt. The net effect of the restatement increased the net loss and the net loss per share for the six months ended June 30, 1999 by $216,571 and $0.02, respectively.

NOTE C--SIGNIFICANT ACCOUNTING POLICIES



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

NOTE D--PROPERTY AND EQUIPMENT



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



NOTE E--INCOME TAXES



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

NOTE F--COMMITMENTS



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

[5] Star Greetings agreements:



     The Company has entered into several agreements with celebrities to secure their services with Star. The agreements are substantially the same and consist of three separate compensation components. The first component is a participation fee (and any related expenses). The second component is a commission payable to the celebrity and to a charity of their choice upon the sale of each Star Greeting. The third component is an option to purchase stock in the Company (see Note I[2]). As of December 31, 1998, no such agreements have been entered into by the Company. As of June 30, 1999, the Company has entered into ten such agreements with terms ranging from one year to three years.

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

[7] Employment agreements:



     The Company has entered into employment agreements with several of its executives. The agreements expire from December 31, 1999 through March 30, 2002 and provide for annual salaries aggregating $1,295,000. In addition, the executives were granted options (see Note I[1]) to purchase an aggregate of 1,970,000 shares of the Company's common stock, which vest in various increments provided the executives remain continuously employed by the Company. In addition to base salary, the agreements provide that the executives may receive an annual performance bonus at the discretion of the Compensation Committee of the Board of Directors. The agreements also have termination clauses which call for severance payments ranging up to one year's salary.

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

NOTE G--STOCKHOLDERS' EQUITY



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

NOTE H--NOTES PAYABLE



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

[2] Funding agreement:



     The Company entered into a Funding Agreement, dated as of March 31, 1999 and amended as of April 14, 1999, with two of its directors. Pursuant to the terms of the Funding Agreement each director will advance certain funds to the Company totaling $2,000,000. In connection with each such funding, the funding party will receive a 10% Senior Secured Promissory Note for the amount funded and warrants to purchase such number of shares of Common Stock equal to the amount funded divided by the closing bid price of the Common Stock on the date of each such funding. The exercise price for these warrants range from $4.13 to $5.13 per share. As of June 30, 1999, $1,500,000 has been advanced to the company and warrants to purchase 359,616 shares of common stock have been issued. For the six months ended June 30, 1999, cash related interest expense of $24,418 had been accrued (see Note I[2]).

         The fair market value of the warrants was treated as a discount on the issuance of the note and accordingly was netted against the principal amount outstanding and amortized over the life of the debt. For the six months ended June 30, 1999, amortization of the discount, totaling approximately $217,000 was expensed as interest expense.

NOTE I--STOCK OPTION PLAN



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

     A summary of the status of the Company's stock options outstanding as of December 31, 1998 and June 30, 1998 and changes during the year ended December 31, 1998 and the six months ended are as follows:

[1] Employee and director stock options:



                                                                  DECEMBER 31, 1998            JUNE 30, 1999
                                                                ----------------------     ----------------------
                                                                              WEIGHTED                   WEIGHTED
                                                                              AVERAGE                    AVERAGE
                                                                              EXERCISE                   EXERCISE
                                                                 SHARES        PRICE        SHARES        PRICE
                                                                ---------     --------     ---------     --------
Outstanding at beginning of period..........................            0      $    0      1,025,000      $ 2.17
Stock options:
  Granted...................................................    1,025,000      $ 2.17      1,214,000      $ 4.15
  Exercised.................................................            0      $    0              0      $    0
                                                                ---------      ------      ---------      ------
Outstanding at end of period................................    1,025,000      $ 2.17      2,239,000      $ 3.24
                                                                =========      ======      =========      ======
Exercisable at end of period................................      450,000      $ 2.31        670,000      $ 2.43
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

                                                                           DECEMBER 31,      JUNE 30,
                                                                               1998            1999
                                                                           ------------     -----------
Net loss--as reported..................................................    $   (862,398)    $(2,285,347)
                                                                           ============     ===========
        --pro forma....................................................    $ (1,358,706)    $(2,944,937)
                                                                           ============     ===========
Net loss per share--as reported........................................    $       (.08)    $      (.21)
                  --pro forma..........................................    $       (.13)    $      (.27)



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

     The weighted average fair value of the options granted during 1999 have been estimated at $3.40 per share on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 100%, a risk-free interest rate of 5.38% to 5.81%, and an expected life of three years from date of vesting. The Company issued options to acquire 180,000 shares of common stock at exercise prices of $1.00 and $3.50 per share in connection with Star Greetings agreements. The options were valued at $612,440, in accordance with applying Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (See Note I) and are amortized over the life of the contract. For the period ended December 31, 1998 and the six months ended June 30, 1999, the Company charged $0 and $145,617 of the value of the options granted to expense.

NOTE J--SUBSEQUENT EVENTS



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

         Interest expense for the six months ended June 30, 1999 of $241,000 includes approximately $217,000 of non-cash interest expense for the amortization of the discount related to the notes payable.

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

                                            iPARTY CORP.

Dated:   April 7, 2000                    By:   /s/ Sal Perisano
                                                  ----------------
                                                     Sal Perisano
                                                     Chief Executive Officer

         April 7, 2000                    By:   /s/ Patrick Farrell

                                                  -------------------
                                                     Patrick Farrell
                                                     Chief Financial Officer