Form 10QSB/A
period 1999-09-30
IPARTY CORP
filed 2000-04-14
CIK 1078383

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

The financial statements included herein have been restated for the financial statement errors discovered subsequent to the filing of the Issuer's Form 10-QSB on November 15, 1999 for nine months ended September 30, 1999 (File No. 0-25507). See Note B of the financial statements for further explanation of the restatement filed herein.

                                  iPARTY CORP.

                         Quarterly Report on Form 10-QSB

                                Table of Contents
                                                                   PAGE
                                                                   ----
PART I   FINANCIAL INFORMATION

Item 1.           Financial Statements                               3

                  Notes to Consolidated Financial Statements         7

Item 2.           Plan of Operation                                 18


PART II  OTHER INFORMATION

Item 2.           Changes in Securities                             22

Item 5.           Other Information                                 24

Item 6.           Exhibits                                          25

SIGNATURES                                                          26
                                  iParty Corp.
                          (A development stage company)

                                  Balance Sheet

ASSETS                                                                           September 30,        December 31,
                                                                                      1999                1998
                                                                               ----------------     ---------------
                                                                                 (Unaudited)
Current assets:
    Cash and cash equivalents                                                  $    18,856,768       $       346,751
    Cash, restricted                                                                    50,109                50,000
    Due from officers                                                                   11,365                34,021
    Prepaid expenses and other                                                         210,569                60,277
                                                                               ---------------       ---------------
        Total current assets                                                        19,128,811               491,049

    Property and equipment, net                                                        842,109               341,441
    Intangible assets                                                                4,909,157                     -
    Other assets                                                                        46,651                 9,670
                                                                               ---------------       ---------------

           Total assets                                                        $    24,926,728       $       842,160
                                                                               ===============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                      $     1,098,166       $       297,508
    Notes payable                                                                            -               250,000
                                                                               ---------------       ---------------
        Total current liabilities                                                    1,098,166               547,508


Commitments and contingencies                                                                -                     -


Stockholders' Equity:
    Preferred stock - $.001 par value; 10,000,000 shares authorized;
       Series A preferred stock - 1,000,000 authorized;
            1,000,000 and 0 shares issued and outstanding, respectively                  1,000                     -
       Series B preferred stock - 1,150,000 authorized;
            1,044,952 and 0 shares issued and outstanding, respectively                  1,045                     -
       Series C preferred stock - 100,000 authorized;
           100,000 and 0 shares issued and outstanding, respectively                       100                     -
    Common stock - $.001 par value; 50,000,000 shares authorized;
           11,005,691 shares issued and outstanding                                     11,006                11,006
    Additional paid in capital                                                      45,939,652             1,146,044
    Deficit accumulated during the development stage                               (22,124,241)             (862,398)
                                                                               ---------------       ---------------

           Total stockholders' equity                                               23,828,562               294,652
                                                                               ---------------       ---------------

           Total liabilities and stockholders' equity                          $    24,926,728       $       842,160
                                                                               ===============       ===============


                        See notes to financial statements
                                  iParty Corp.
                          (A development stage company)

                             Statement of Operations

                                                         For the three                     For the nine
                                                         months ended                      months ended                  From
                                                         September 30,                     September 30,               Inception
                                                 ----------------------------------------------------------------       through
                                                       1998           1999              1998           1999           September 30,
                                                                                                                          1999
                                                  ------------- --------------    -------------    --------------   --------------
                                                   (Unaudited)   (Unaudited)       (Unaudited)      (Unaudited)      (Unaudited)
Revenues                                          $         -   $        4,257    $           -    $        4,257    $       4,257

Operating costs:
   Cost of product sold                                     -            5,107                -             5,107            5,107
   Amortization of fulfillment partner warrant              -          379,262                -           379,262          379,262
   Marketing and sales                                      -          632,442                -           878,372          878,372
   Product and technology development                       -          399,143                -           893,466          893,466
   General and administrative                         326,767          725,653          424,020         1,528,614        2,378,612
   Loss resulting from abandonment of assets
   (Note C[10])                                             -           92,924                -           366,212          366,212
   Stock-based compensation (Note F[6] I[2])                -          531,900                -           761,303          784,392
                                                  -----------   --------------    -------------    --------------   --------------

Net loss before interest and provision for
 income taxes                                        (326,767)      (2,762,174)        (424,020)       (4,808,079)      (5,681,166)

   Interest income                                      4,974           41,141            5,374            42,688           53,778

   Interest expense                                         -         (763,463)               -        (1,004,452)      (1,004,853)
                                                  -----------   --------------    -------------    --------------   ---------------

Net loss before income taxes                         (321,793)      (3,484,496)        (418,646)       (5,769,843)      (6,632,241)


   Provision for income taxes                               -                -                -                 -                 -
                                                  -----------   --------------    -------------    --------------   ---------------

Net loss                                          $  (321,793)  $   (3,484,496)   $    (418,646)   $   (5,769,843)  $   (6,632,241)
                                                  ===========   ==============    =============    ==============   ===============

Loss per share:
   Basic and diluted                              $     (0.03)  $        (1.72)   $        (.04)   $       (1.93)
                                                  ============  ==============    =============    =============

Weighted Average Shares Outstanding:
   Basic and diluted                               11,005,691       11,005,691       10,364,733       11,005,691
                                                  ============  ==============    =============    =============

                        See notes to financial statements
                                  iParty Corp.
                          (A development stage company)

            Statement of Changes in Stockholders' Equity/(Deficiency)



                                                                                                           Deficit
                                                 Preferred                Common                          Accumulated
                                          -----------------------  ----------------------                 during the       Total
                                             # of                      # of                  Paid-In     Development   Shareholders'
                                            shares       Stock        shares      Stock      Capital         Stage         Equity
                                          ----------    ---------  ----------   ---------  -----------   ------------  ------------
  Issuance of common stock at $.04 per
   share on March 12, 1998                         -    $       -   6,000,000  $   6,000  $   240,961    $        -    $   246,961

  Outstanding common stock of
   WSI prior to merger on July 2, 1998             -            -     420,691        421         (421)            -              0

  Issuance of common stock at $.01 per
   share on July 2, 1998                           -            -   3,624,043      3,624       32,616             -         36,240

  Issuance of common stock and warrants at
   $1.00 per share on July 2, 1998                 -            -     960,957        961      849,799             -        850,760

  Accrual of pro rata portion of
   value of options granted in
   September 1998 and January 1999
   under consultant agreement
   with outside director                           -            -           -          -       23,089             -         23,089

  Net loss                                         -            -           -          -            -      (862,398)      (862,398)
                                          ----------    ---------  ----------  ---------  -----------   -----------    -----------

Balance December 31, 1998                          -            -  11,005,691     11,006    1,146,044      (862,398)       294,652

   Issuance of preferred stock
    upon exercise of warrants,
    including conversion of notes
    payable (Note G[1])                    1,000,000        1,000           -          -      949,000             -        950,000

   Issuance of preferred stock
     and warrants at $2.00 per
     share during September 1999, net
     net of issuance costs of
     $1,545,640 (Note G[2])                1,144,952        1,145           -          -   21,354,284             -     21,355,429

   Accrual of pro rata portion
    of value of options granted
    under consulting agreements
    with outside director and
    others (Note F[6] J[2])                        -            -           -          -      761,303             -        761,303

   Value of warrants granted under
    fulfillment agreement                          -            -           -          -    5,288,419             -      5,288,419

   Discount to fair market value of
    the convertable notes payable                  -            -           -          -      948,602             -        948,602

   Preferred stock beneficial
    conversion feature                             -            -           -          -   15,492,000   (15,492,000)           --

   Net loss                                        -            -           -          -            -    (5,769,843)    (5,769,843)
                                          ----------    ---------  ----------  ---------  -----------  ------------    -----------

Balance September 30, 1999 (unaudited)     2,144,952    $   2,145  11,005,691  $  11,006  $45,939,652  $(22,124,241)   $23,828,562
                                          ==========    =========  ==========  =========  ===========  ============    ===========



                        See notes to financial statements
                                  iParty Corp.
                          (A development stage company)

                             Statement of Cash Flows

                                                                    For the nine
                                                                    months ended
                                                                    September 30,              From Inception
                                                             ----------------------------          through
                                                                 1998           1999          September 30, 1999
                                                             -----------      -----------    -------------------
Cash flows from operating activities:                        (Unaudited)     (Unaudited)         (Unaudited)

    Net loss                                                    (418,646)    $(5,769,843)        $ (6,632,241)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization                                4,954         665,723              678,087
      Loss resulting from abandonment of assets                        -         366,213              366,213
      Stock-based compensation                                         -         761,303              784,392
      Amortization of discount on issuances of convertible
        notes                                                          -         948,602              948,602
      Decrease (increase) in:
        Other current assets                                     (81,666)       (150,292)            (210,569)
        Other assets                                                   -         (36,981)             (46,651)
      Increase (decrease) in:
        Accounts payable and accrued expenses                    242,288         857,606            1,155,114
                                                             -----------     -----------         ------------
        Net cash used in operating activities                   (253,070)     (2,357,669)          (2,957,053)
                                                             -----------     -----------         ------------

Cash flows from investing activities:
    Purchase of property and equipment, net of disposals         (67,705)       (457,811)            (534,685)
    Equipment and software development, net of disposals        (109,696)       (695,533)            (972,464)
    Advances to officer                                                -          22,656              (11,365)
    Increase in restricted cash                                        -            (109)             (50,109)
                                                             -----------     -----------         ------------
        Net cash used in investing activities                   (177,401)     (1,130,797)          (1,568,623)
                                                             -----------     -----------         ------------

Cash flows from financing activities:
    Proceeds from notes payable                                        -       2,000,000            2,250,000
    Capital contributions on initial capitalization                    -               -              246,961
    Proceeds from sale of stock, net                             860,706      21,593,191           22,590,388
    Costs of sale of stock                                             -      (1,594,708)          (1,704,905)
                                                             -----------     -----------         ------------
        Net cash provided by investing activities                860,706      21,998,483           23,382,444
                                                             -----------     -----------         ------------

Net increase in cash and cash equivalents                        430,235      18,510,017           18,856,768

Cash and cash equivalents, beginning of period                         -         346,751                    -
                                                             -----------     -----------         ------------

Cash and cash equivalents, ending of period                  $   430,235     $18,856,768         $ 18,856,768
                                                             ===========     ===========         ============

Supplemental disclosure of non-cash financing activities:
    Conversion of notes payable to Series A preferred
    stock (Note H[1])                                        $         -     $   250,000         $    250,000
                                                             ===========     ===========         ============
    Conversion of notes payable and accrued interest to
    Series B preferred stock (Note H[2])                     $         -     $ 2,055,850         $  2,055,850
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


NOTE B - RESTATEMENT

The restatement of the September 30, 1999 financial statements is the result of the discovery of errors included in the Company's 10-QSB filed on November 15, 1999. The error resulted in a misallocation of the proceeds received in the Funding Agreement. In the restated financials the fair market value of the warrants was treated as a discount on the issuance of the note and accordingly was netted against the principal amount of the note and amortized over the life of the debt.

The restated financial statements also include a reallocation of the proceeds received in the Series B and C Preferred Stock offerings. The net proceeds were allocated to the Preferred Stock and warrants based on their relative fair values. In addition, the preferred stock's conversion features provide for an immediate benefit to its holders, computed by determining the fair value of the common stock obtained upon conversion, less the relative fair value of the preferred stock. Such amount has been reflected as a dividend in the restated financial statements.

Additionally, the estimated fair value of the warrants issued to the Company's fulfillment partner has been reclassified to intangible assets from additional paid in capital. The Company also reclassified its statement of operations to properly reflect the amortization of the estimated fair value of those warrants.

The net effect of the errors described above resulted in an increase to net loss and net loss per share of approximately $949,000 and $1.49, respectively for the nine months ended September 30, 1999.


NOTE C - SIGNIFICANT ACCOUNTING POLICIES

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

       The following table shows the amounts of stock-based compensation that would have been recorded under the following income statement categories had stock-based compensation not been separately stated in the Statement of Operations:

      ------------------------------------------------------------------------------------------------
                                         Quarter ended           Nine months ended          Inception
                                         September 30,             September 30,             through
      ------------------------------------------------------------------------------------------------
                                                                                            September 30,
                                          1998           1999       1998            1999        1999
                                          ----           ----       ----            ----        ----
      --------------------------------------------------------------------------------------------------
      Sales and Marketing                  $0       $466,823         $0      $  612,440      $  612,440
      --------------------------------------------------------------------------------------------------
      Product and technology development   $0       $  6,973         $0      $   10,369      $   10,369
      --------------------------------------------------------------------------------------------------
      General and administration           $0       $ 58,164         $0      $  138,494      $  161,583
      --------------------------------------------------------------------------------------------------
      Total                                $0       $531,960         $0      $  761,303      $  784,392
      --------------------------------------------------------------------------------------------------


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

NOTE D - PROPERTY AND EQUIPMENT

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


NOTE E - INCOME TAXES

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

NOTE F - COMMITMENTS

[1]    Leases:

       The Company leases facilities and equipment under several month-to-month and three month operating leases. The Company's rental expense under operating leases for the year ended December 31, 1998 and for the nine months ended September 30, 1999 amounted to $27,983 and $67,593, respectively.

[2]    Concentrations:

       The Company has contracted with four companies to develop the web sites for its services. Failure to perform by any one of these three parties would have a material negative impact upon the Company's operations. At September 30, 1999, the four companies had completed the services as outlined in the above mentioned contracts (see Note F[10]).

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

[5]    StarGreetings agreements:

       The Company has entered into several agreements with celebrities to secure their services with Star. The agreements are substantially the same and consist of three separate compensation components. The first component is a participation fee (and any related expenses). The second component is a commission payable to the celebrity and to a charity of their choice upon the sale of each StarGreeting. The third component is an option to purchase stock in the Company (see Note J[2]). As of December 31, 1998, no such agreements had been entered into by the Company. As of September 30, 1999, the Company has entered into ten such agreements with terms ranging from one year to three years.

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

[11]   Fulfillment agreement:

       On July 8, 1999, the Company entered into a product fulfillment agreement with a direct marketer of party supplies. Under the agreement, the Company will utilize the direct marketer's inventory and fulfillment services to deliver merchandise ordered on the site, or directly through a toll-free telephone number, directly to consumers. The initial term of the agreement runs through December 31, 2002. The agreement contains certain restrictions on competition by the direct marketer. As additional consideration for such restrictions and services, the Company issued a warrant to purchase 3,000,000 shares of common stock at an exercise price of $3.75. The warrant expires on October 1, 2002. The estimated fair value of the warrant on the date of issue was approximately $5.3 million as determined using the Black-Scholes option pricing model. The value of the warrant is included in intangible assets on the accompanying Balance Sheet as of September 30, 1999 and is being amortized over the initial term of the fulfillment agreement. For the nine months ended September 30, 1999, the Company amortized $379,262 to expense related to the amortization of the warrant, which has been included in amortization of fulfillment partner warrant on the accompanying statement of operations.

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

NOTE G - STOCKHOLDERS' EQUITY

[1]    Series A preferred stock:

       On June 30, 1998, the Company's Board of Directors designated 1,000,000 shares of the Company's authorized 10,000,000 shares of preferred stock as Series A preferred stock. Such shares have a par value of $.001, an original issue price per share of $1.00, bear no dividends, have a liquidation preference senior to the Company's common stock and are convertible, on a one to one basis, as adjusted, into shares of the Company's common stock. As of December 31, 1999, there were 1,000,000 shares of Series A preferred stock outstanding, respectively. The shares of preferred stock were issued in connection with the exercise of outstanding warrants. The exercise of the warrants resulted in gross proceeds of $1,000,000 including the conversion of $250,000 in notes payable.

[2]    Series B and C preferred stock:

       During 1999, the Company completed a private placement of Series B Convertible Preferred Stock and redeemable common stock purchase warrants, raising gross proceeds of $20,899,000. The financing was comprised of 1,044,952 shares of Series B Preferred Stock convertible into an aggregate of 10,449,520 shares of common stock and the issuance of warrants to purchase an additional 5,224,760 shares of common stock at an exercise price of $2.00 per share. The Series B Preferred Stock is convertible at any time into a number of shares of common stock equal to the quotient derived by dividing (1) $20.00 by (2) the conversion price in effect at the time of the conversion. The initial conversion price is $2.00 per share, reflecting an initial conversion ratio of 10:1. With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock at price below the conversion price. The Series B Preferred Stock will automatically convert into common stock at the conversion price then in effect in the event the Company consummates a secondary public offering resulting in gross proceeds to the Company if at least $10,000,000. The Series B Preferred Stock will be treated as prior to the Company's common stock, and pari passu with the Company's Series A, C, and D Preferred Stock in the event of a liquidation of the Company. Holders of Series B Preferred Stock vote on an as-if-converted basis on all matters submitted to a vote of the Company's shareholders. Each common stock purchase warrant is exercisable for a period of five years, commencing one year from the issue date, at an initial exercise price of $2.00 per share. Under certain circumstances, the common stock warrants are protected against dilution upon the occurrence of certain events including the sale of common stock for less than fair market value or less than the conversion price. Commencing one year from the issue date, the Company may, on thirty-days notice, redeem the common stock warrants at a price of $.05 per warrant if the average closing bid price of the common stock equals or exceeds $8.00 per share for 20 consecutive trading days within a period of 30 consecutive trading days.

       The net proceeds of $19,513,000 were allocated to the preferred stock and warrants based on their relative fair values of approximately $14,160,000 and $5,353,000, respectively. In addition, the preferred stock's conversion features provide for an immediate benefit to its holders, computed by determining the fair value of the common stock obtained upon conversion, less the relative fair value of the preferred stock. In accordance with Emerging Issues Task Force ("EITF") Issue No. 98-5, the value of the preferred stock's beneficial conversion feature cannot exceed the relative fair value assigned to the preferred stock. Such amount of $14,160,000 has been reflected as a dividend in the accompanying financial statements.

       In addition, the Company sold Series C Convertible Preferred Stock and redeemable common stock purchase warrants. The Series C financing was comprised of 100,000 shares of Series C Preferred Stock convertible into 1,000,000 shares of common stock and the issuance of warrants to purchase an additional 500,000 shares of common stock at an exercise price of $2.00 per share, raising gross proceeds of $2,000,000. The terms of the Series C Preferred Stock are identical to those of the Series B Preferred Stock.

       The net proceeds of $1,840,000 were allocated to the preferred stock and warrants based on their relative fair values of approximately $1,332,000 and $508,000, respectively. In addition, the preferred stock's conversion features provide for an immediate benefit to its holders, computed by determining the fair value of the common stock obtained upon conversion, less the relative fair value of the preferred stock. In accordance with EITP Issue No. 98-5, the value of the preferred stock's beneficial conversion feature cannot exceed the relative fair value assigned to the preferred stock. Such amount of $1,332,000 has been reflected as a dividend in the accompanying financial statements.

       The placement agent in the Series B and C financings received fees of approximately $1,329,000 and warrants to purchase 929,929 shares of common stock at an exercise price of $2.00 per share. At the time of grant, the 929,929 warrants had an estimated fair value of approximately $2.9 million as determined using the Black-Scholes option pricing model. The Series B financing included the conversion of $2,000,000 of the Company's outstanding 10% Senior Convertible Notes and $55,850 of accrued interest into 102,792 shares of Series B Preferred Stock.


NOTE H - EARNINGS PER SHARE

       The Company has computed net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). Under the provisions of SFAS No. 128, basic net income
       (loss) per common share ("Basic EPS") is computed by dividing net income
       (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding using the treasury-stock method.

       The following table sets forth the computation of pro-forma basic and diluted earnings per share for the nine months ended September 30:

                                                          For the three months ended                For the nine months ended
                                                                 September 30,                            September 30,
                                                           1998                 1999                1998                1999
                                                           ----                 ----                ----                ----
Net loss                                                  ($321,793)         ($3,484,496)         ($418,646)         ($5,769,843)
Preferred stock beneficial conversion feature                    $0         ($15,492,000)                $0         ($15,492,000)
                                                                ---         ------------                ---        -------------
Net(loss) available to common shareholders                ($321,793)        ($18,976,496)         ($418,646)        ($21,261,843)
                                                         ==========        =============         ==========        =============

Weighted Average Shares Outstanding:
     Basic and diluted                                   11,005,691           11,005,691         10,364,733           11,005,691
                                                         ==========           ==========         ==========           ==========

Loss per share - basic and diluted:                          ($0.03)              ($1.72)            ($0.04)              ($1.93)
                                                             =======             =======            =======              =======


       The effect of the exercise of certain warrants and options issued are not included as the effect on loss per share would be anti-dilutive.


NOTE I - NOTES PAYABLE

       Note payable:

       During December 1998, the Company borrowed $125,000 from each of two shareholders, which was payable in 90 days, at an interest rate of 6.5% per annum. The shareholders are also holders of warrants to purchase Series A convertible preferred stock. In connection with such borrowing, a provision allowed the shareholders to request payment in the form of application of the principal amount against the exercise price of an appropriate number of warrants.

       On January 20, 1999, the shareholders exercised warrants to purchase 250,000 Series A preferred shares and applied the $250,000 outstanding principal amount of the notes in payment of the exercise price of the warrants.

       Funding agreement:

       The Company entered into a Funding Agreement, dated as of March 31, 1999 and amended as of April 14, 1999, with two of its directors. Pursuant to the terms of the Funding Agreement each director advanced certain funds to the Company totaling $2,000,000. In connection with each such funding, the funding party received a 10% Senior Secured Promissory Note for the amount funded and warrants to purchase such number of shares of Common Stock equal to the amount funded divided by the closing bid price of the Common Stock on the date of each such funding. During 1999, $2,000,000 was advanced to the Company and, accordingly, warrants to purchase 528,210 shares of common stock have been issued with exercise prices ranging from $2.63 to $5.13 per share.

       The fair market value of the warrants was treated as a discount on the issuance of the note and accordingly was netted against the principal amount outstanding and amortized over the life of the debt. The discount, totaling approximately $949,000 was expensed as interest expense in 1999.

       On September 10, 1999, the note holders converted the $2,000,000 outstanding balance and $55,850 of accrued interest into Series B Preferred Stock.

NOTE J - STOCK OPTION PLAN

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

A summary of the status of the Company's stock options outstanding as of December 31, 1998 and September 30, 1999 and changes during the year ended December 31, 1998 and the nine months ended September 30, 1999 are as follows:

[1]      Employee and director stock options:

------------------------------------------------------------------------------------------
                                      December 31, 1998            September 30, 1999
------------------------------------------------------------------------------------------
                                                    Weighted                  Weighted
                                                    average                   average
                                                    exercise                  exercise
                                      Shares         price          Shares     price
-----------------------------------------------------------------------------------------
Outstanding at beginning of period             0     $   0       1,025,000      $2.17
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
Stock options:
-----------------------------------------------------------------------------------------
     Granted                           1,025,000     $2.17       2,195,730      $3.48
-----------------------------------------------------------------------------------------
     Expired/Forfeited                         0     $   0         150,000      $2.67
-----------------------------------------------------------------------------------------
Outstanding at end of period           1,025,000     $2.17       3,070,730      $3.08
-----------------------------------------------------------------------------------------
Exercisable at end of period             450,000     $2.31       1,109,000      $3.00
-----------------------------------------------------------------------------------------

The effect of applying Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") on the year ended December 31, 1998 and the nine months ended September 30, 1999 pro forma net loss as stated below is not necessarily representative of the effects on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. The weighted average fair value of the options granted during 1998 have been estimated at $1.69 per share on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 100%, a risk-free interest rate of 4.92% to 5.72%, and an expected life of five years from date of vesting. The weighted average fair value of the options granted during the nine months ended September 30, 1999 have been estimated at $2.98 per share on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 100%, a risk-free interest rate of 5.38% to 6.44%, and an expected life of five years from date of vesting. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS 123, the Company's net loss and net loss per share would have been as follows:

------------------------------------------------------------------------------
                                       December 31, 1998   September 30, 1999
------------------------------------------------------------------------------
Net loss - as reported                     $  (862,398)    $(5,769,843)
------------------------------------------------------------------------------
------------------------------------------------------------------------------
         - pro forma                       $(1,358,706)    $(7,212,679)
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Net loss per share - as reported           $      (.08)    $     (1.93)
------------------------------------------------------------------------------
------------------------------------------------------------------------------
                   - pro forma             $      (.13)    $     (2.06)
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
          -------------------------------------------------------------------

The weighted average fair value of the options granted during 1999 have been estimated at $3.40 per share on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 100%, a risk-free interest rate of 5.38% to 5.81%, and an expected life of three years from date of vesting. The Company issued options to acquire 180,000 shares of common stock at exercise prices of $1.00 and $3.50 per share in connection with StarGreetings agreements. The options were valued at $612,440, in accordance with applying Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" and are amortized over the life of the contract. For the period ended December 31, 1998 and the nine months ended September 30, 1999, the Company charged $0 and $236,261 of the value of the options granted to expense. On September 30,1999, the Company modified its plans regarding the Star Concept and as a result, wrote-off the unamortized balance of previously capitalized software costs in the amount of $89,917 and unamortized balance of the value of the options granted in the amount of $376,179.

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

         Cost of products sold consists of the cost of merchandise sold to customers and outbound shipping and handling costs. For the nine months ended September 30, 1999, the cost of products sold was approximately $5,100.

         Amortization of fulfillment partner warrant expense consists of the amortization of the estimated fair value of the warrant issued to Taymark to provide inventory and fulfillment services to deliver merchandise ordered on the site, or directly through a toll-free telephone number, directly to customers. On July 8, 1999, we entered into a product fulfillment agreement with Taymark. The initial term of the agreement runs through December 31, 2002. The agreement contains certain restrictions on competition by the direct marketer. As additional consideration for such restrictions and services, we issued a warrant to purchase 3,000,000 shares of common stock at an exercise price of $3.75. The warrant expires on October 1, 2002. The estimated fair value of the warrant on the date of issue was approximately $5.3 million as determined using the Black-Scholes option pricing model. The value of the warrant is included in intangible assets on the accompanying Balance Sheet as of September 30, 1999 and is being amortized over the initial term of the fulfillment agreement. For the nine months ended September 30, 1999, amortization of fulfillment partner warrant expense was approximately $379,000 resulting from the amortization of this warrant.

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

         Product and technology development expenses consist principally of payroll and related expenses for product development, editorial, systems and operations personnel and consultants, and systems infrastructure. Product and technology development expenses for the nine months ended September 30, 1999, were approximately $893,000. The Company believes that continued investment in Product and technology development is critical to attaining its strategic objectives. In addition to ongoing investments in its website and infrastructure, the Company intends to increase investments in product and services.

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

         The Company incurred approximately $761,000 for the nine months ended September 30, 1999 in stock based compensation expenses. The stock based compensation expenses resulted from stock options granted to consultants ($149,000) and stock options granted to celebrities who provided services to StarGreetings ($612,000).

         Interest income on cash and cash equivalents for the nine months ended September 30, 1998 and 1999, was approximately $5,400 and $43,000, respectively. The increase in income was due to higher balances resulting from the Company's financing activities, principally the private placement of Series B and C Preferred Stock completed in September 1999. Interest expense for the nine months ended September 30, 1999, was approximately $1,004,000. This expense consists primarily of amortization of the discount and interest on the 10% Senior Secured Convertible Promissory Notes issued in April 1999. In connection with the private placement of Series B Preferred Stock, these Notes were converted to equity.

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

                                        iPARTY CORP.

Dated:      April 7, 2000               By: /s/ Sal Perisano
                                            ---------------------------------
                                            Sal Perisano
                                            Chief Executive Officer

            April 7, 2000               By: /s/ Patrick Farrell
                                            ---------------------------------
                                            Patrick Farrell
                                            Chief Financial Officer