Form 10KSB
period 1999-12-31
IPARTY CORP
filed 2000-04-14
CIK 1078383

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB

                                   (MARK ONE)

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-25507

                                  IPARTY CORP.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                            ------------------------

                   DELAWARE                                      13-4012236
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

       130 WEST 30TH STREET, 10TH FL.,                             10001
              NEW YORK, NEW YORK                                 (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (212) 609-4300
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

    COMMON STOCK, $.001 PAR VALUE                 AMERICAN STOCK EXCHANGE
        (TITLE OF EACH CLASS)        (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

      SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT: NONE

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/
No /_/

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

     The Issuer's revenues for its most recent fiscal year ended December 31, 1999 were $138,545.

     On March 28, 2000, the aggregate market value of the voting stock of the Registrant (consisting of common stock, $.001 par value (the "Common Stock")) held by non-affiliates of the Registrant was approximately $11,205,947 based on the closing price for such Common Stock on said date as reported by the American Stock Exchange.

     On March 29, 2000, there were 11,005,421 shares of Common Stock, $.001 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

  Our History

     We were previously known as WSI Acquisitions, Inc. and were incorporated under the laws of the State of Texas. On June 30, 1998, in order to change domicile, WSI Acquisitions, Inc. merged with WSI Acquisitions, Corp., a Delaware corporation, with WSI Acquisitions Corp. being the surviving entity. On July 2, 1998, iParty Corp., a Delaware corporation, which was a wholly-owned subsidiary of iParty LLC, a Delaware limited liability company, merged into WSI Acquisitions Corp. and WSI Acquisitions Corp. changed its name to iParty Corp. iParty LLC, which was created on December 11, 1997, commenced operations in January 1998 to launch an Internet-based merchant of party goods and services. As a result of the merger, iParty LLC became our majority shareholder. Neither WSI Acquisitions Corp. nor WSI Acquisitions, Inc. had operations prior to the merger with iParty Corp.

     Our executive offices are located at 130 West 30th Street, 10th floor, New York, New York 10001. Our phone number is (212) 609-4300. Our Web site is located at http://www.iparty.com. The information on our web site is not a part of this Report.

  Our Business

     We intend to become the premier brand in the on-line party industry and the leading resource on the Internet for consumers seeking party goods, party services, party planning advice and information. Our web site was initially launched in February 1999.

     From children's birthday parties to weddings, from Super Bowl to Halloween parties, we intend to make it easy and convenient for the party giving consumer to select themes, make comprehensive plans, and purchase all of the goods and services needed for a successful event. Our operational goal is to provide a simple, seamless transaction process for the consumer. When a consumer comes to our web site, the consumer will be able to select a theme, fill a virtual shopping basket with goods and services, and pay for everything at one time at the check-out screen. Once the order has been placed, the consumer will be notified of the order's status via e-mail. The consumer will also be able to dial our toll-free number, 1-800-4iParty, to talk to a customer service representative who is knowledgeable about our products.

     Although the consumer will interact only with us, the actual fulfillment will come from a network of strategic partners, vendors, or subcontractors. These strategic partners will ship direct to the consumer. Typically, the strategic partners will be catalog companies and/or established direct marketing merchants.

     In furtherance of this strategy, on July 8, 1999 we entered into a product fulfillment agreement with Taymark, one of the largest direct marketer's of party supplies in the United States. Pursuant to the agreement, we utilize Taymark's inventory and fulfillment services to deliver merchandise ordered on our web site, or through a toll-free telephone number, directly to consumers. Taymark provides our customers with customer service through a toll-free telephone number.

     The initial term of the agreement runs through December 31, 2002 and it maybe renewed by us under certain circumstances. The agreement contains certain restrictions on competition by Taymark. Nothing in the agreement prohibits us fulfilling orders placed on our web site directly or through third-parties.

  The Design and Content of Our Web Site

     The initial design, construction, operation and maintenance of our web site, which was initially launched in February 1999, was, in large part, out-sourced to operating partners. Over the following two months, our internal staff, and operating partners further developed our web site. The re-developed web site was launched in April 1999. On August 5, 1999, we entered into a fixed fee agreement with Rare Medium, Inc. to develop a new visual identity, additional functionality and a new technical infrastructure to better support the scalability of our web site. The fixed fee for the services provided is $500,000. The re-developed site was launched in October 1999. Our goal in designing our web site was, and continues to be, to allow the consumer to easily navigate our web site and to be able to pay for everything ordered in one payment transaction without ever having to leave our web site.

     Currently, our web site contains two key features: the PartyMarket and PartyTalk. PartyMarket resembles a mall of shops devoted entirely to the goods and services that relate to the party theme chosen by the consumer. The PartyMarket's theme channels include birthday, milestone, seasonal, basic and costumes. Within each channel, the consumer can select a specific party, such as anniversaries or weddings in the milestone channel or New Year's Eve in the seasonal channel. Once the consumer has selected a theme, she will be able to order party goods, favors, gift wrap, cards and invitations for direct shipment. As the consumer selects products, they are added to the shopping basket, and when the consumer is finished shopping, the transaction is completed at a simple check-out screen.

     PartyTalk is a continuation of the PartyMarket. It carries news, articles and features. The content is directed at our target consumers: mothers, and party-givers. Articles will include topics such as Tips & Trends, the Craft Corner, the Safety Zone and Party Tips.

     When our web site is fully developed, which is expected to be by the end of the third quarter of 2000, it will offer the Party Planner and the Party Resource. The Party Planner will be a resource for party-related advice, tips and party planning information. Once a consumer has selected a theme and party, the party planner icon will be displayed. By clicking on the Party Planner icon, the consumer will arrive at the Party Planning page. The Party Planner page will be a "road map" that provides specific tips and ideas for the consumer's selected party. The information will include location ideas, activities, decoration tips, and helpful cues as to what products to look for in each of the Party Market shops. The Party Resource will be a directory for party related services including entertainers (orchestras, bands, clowns, magicians, pony rides); caterers; bakers; rental firms (tents, furniture, equipment); and facilities operators (skating rinks, pools, bowling alleys). These local partners will be classified advertisers in the party resource directory. Consumers will be able to enter their zip code, and select from a list of service providers.

     We also have a wholly-owned subsidiary, StarGreetings, Inc., a Delaware corporation. StarGreetings intends to offer a personalized video greeting from a celebrity who will talk about the special occasion, such as a birthday, anniversary, etc. StarGreetings plans to offer greetings from celebrities from entertainment, music, fashion, politics and animation.

     As of March 28, 2000, we have entered into exclusive StarGreeting contracts with ten celebrities. We will continue to attempt to sign up additional celebrities if demand for the StarGreetings product warrants. The agreements are substantially similar and consist of three compensation components: (1) a flat fee; (2) a commission upon the sale of each greeting (a portion of which is payable to the charity of the celebrities choice); and (3) an option to purchase common stock. The terms of the agreements range from one to three years.

     The concept underlying StarGreetings is licensed to StarGreetings, Inc. through August 15, 2018. We pay a 2.5% royalty on the gross revenues received in connection with each greeting. To date, no revenues have been generated using this concept.

     Since inception, we have spent approximately $1,000,000 on construction of our web site and $100,000 on development of StarGreetings video software. We expect to invest a minimum of $1,000,000 on construction and further development of our web site in the next twelve months.

  Sales and Marketing

     On September 27, 1999, we entered into two separate agreements with America Online, Inc. a Shopping Channel Promotion Agreement and an Advertising Purchase Agreement. Pursuant to the terms of the Shopping Channel Promotion Agreement, we occupy Featured Branding Position on the front page of AOL's Kid's, Toys & Babies Commerce Center. The position features a direct link to our web site. We also occupy a Gold Position in AOL's Tabletop & Entertainment Commerce Center. We will pay AOL $1.28 million in connection with those agreements.

     On August 11, 1999, we entered into an 18 month agreement with LinkShare Corporation to provide services, using LinkShare's proprietary software, to facilitate establishing links between our web site and tracking sales through such affiliates. We paid LinkShare a one-time fee and will pay commissions for sales completed through the system.

     On December 21, 1999, we entered into a product license agreement with Margaritaville Holdings. Under the agreement, we license the "Margaritaville" name for use in a distinct area of our web site which we will use for the offer and sale of Margaritaville related products. The initial term of the agreement runs through December 20, 2002. We will pay a 6% royalty on the sale of products which bear the "Margaritaville" name.

  Competition

     We are aware of a few direct competitors to our PartyMarket concept, including Celebrate Express.com, Great Entertaining.com, and ShindigZ.com. All of these businesses provide customers with party-related products and services. There are also a variety of other types of party resources on the Internet, including party planners, directories and search engines. Additional competitors exist in individual categories, such as Hallmark and American Greetings for cards and invitations; Party City and The Big Party Corporation in the retail party-goods supply businesses.

     Party City and The Big Party Corporation have locations throughout the United States. Mr. Perisano, our Chief Executive Officer and a Director, is a co-founder and a Director of and consultant to The Big Party Corporation. While Mr. Perisano remains a director of and consultant to The Big Party Corporation, he is not involved in its day-to-day operations and has permission from its board of directors to engage in e-commerce within the party industry.

     Although barriers to entry are minimal, as new competitors can launch new sites at a relatively low cost, we believe that the costs to remain competitive, can be significant. These costs include the development of a robust site, the hiring of human resources with industry knowledge and the marketing costs associated with the building of a widely-recognized brand.

  Patents and Trademarks

     The concept underlying StarGreetings is licensed to StarGreetings for 20 years pursuant to a License Agreement dated August 15,1998, by and between StarGreetings and Star Greetings, LLC, a Delaware limited liability company.

     A provisional patent application for our StarGreetings "athlete/celebrity" video greeting concept was filed with the U.S. Patent and Trademark Office on November 20, 1998 in the name of Mr. Byron Hero, a former director, a principal shareholder and our former Chief Executive Officer. Mr. Hero has agreed to assign the patent, if issued, to StarGreetings LLC which will in turn assign the patent to StarGreetings, Inc. We filed a patent application covering the StarGreeting concept in the third quarter of 1999.

     We have applied for the trademarks "iParty", "iParty.com" and "StarGreetings". The applications for the trademarks "iParty" and "iParty.com" were filed with the U.S. Patent and Trademark Office on April 29, 1999. The application for the trademark "StarGreetings" was filed with the U.S. Patent and Trademark Office on August 17, 1999.

  Employees

     We have 25 full-time employees. None of our employees are represented by a labor union, and we consider our relationship with our employees to be good.

ITEM 2. PROPERTIES

     We lease office space at 41 East 11th Street, 11th Floor, New York, New York 10003 from TechSpace LLC. The total monthly rent is $12,500 with an additional monthly variable service fee of an average of $3,500 depending on office equipment usage. This lease was terminated on March 31, 2000.

     We entered into a new lease for office space at 130 West 30th Street, 10th Floor, New York, New York 10001 beginning April 1, 2000. The total monthly rent is $17,833. We believe that our space is adequate for our immediate needs. This property is used for office space and we believe that it is adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Principal Market

     The American Stock Exchange is the principal market for our Common Stock, where our shares are traded under the symbol "IPT."

  Market Information

     The following table sets forth the range of high and low bid quotations for our Common Stock for each of the quarters of the fiscal years ended
December 31, 1998 and December 31, 1999. Our Common Stock began trading on the American Stock Exchange under the name iParty Corp., symbol "IPT" on January 3, 2000. Our Common Stock was quoted OTC Electronic Bulletin Board under the name iParty Corp., symbol "IPTY" commencing July 1998. Prior to that time, from February 1998, until July 1998, our Common Stock was quoted on the OTC Bulletin Board under the name of WSI Acquisitions, Inc., symbol "WSIA". The quotations represent inter-dealer prices without retail markup, mark down or commission and may not necessarily represent actual transactions.

PERIOD                                                           HIGH      LOW
--------------------------------------------------------------   -----    -----
Fourth Quarter--1999..........................................   $2.81    $2.19
Third Quarter--1999...........................................    3.93     2.62
Second Quarter--1999..........................................    5.00     2.44
First Quarter--1999...........................................    6.68     3.12
Fourth Quarter--1998..........................................    3.37     1.06
Third Quarter--1998...........................................    3.37     0.05
Second Quarter--1998..........................................    0.06     0.03
First Quarter--1998...........................................    0.06     0.01

  Dividends

     We have never paid a cash dividend on our shares of Common Stock and we have no present expectation of doing so in the foreseeable future.

  Approximated Number of Equity Security Holders

     The approximate number of record holders of our Common Stock as of March 28, 2000 was 85. Such number of record owners was determined from our shareholder records, and does not include beneficial owners of our Common Stock whose shares are held in the names of various security holders, dealers and clearing agencies. We believe that the number of beneficial owners of our Common Stock held by others as or in nominee names exceeds 500 in number.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     Certain statements in this Form 10-KSB, including information set forth under Item 6 "Plan of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The words "anticipates," "believes," "estimates," "expects," "plans," "intends" and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. We desire to avail ourselves of certain "safe harbor" provisions of the Act and are therefore including this special note to enable us to do so. Forward-looking statements included in this Form 10-KSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statements. Such future results are based upon our best estimates based upon current conditions and the most recent results of operations. Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including, but not limited to, the following: the success or failure of our efforts to implement our business strategy; our inability to obtain additional financing if required; third-party suppliers failure to fulfil their obligations to us; intense competition; the failure of our systems or those of our third-party suppliers; and government regulation of the Internet.

  Overview

     We intend to become the premier brand in the on-line party industry and the leading resource on the Internet for consumers seeking party goods, party services, party planning advice and information. Our web site was launched in February 1999. On October 12, 1999, we launched the new iParty.com site, a destination for party goods and party planning. From Pokemon costumes to birthday party packs to fog machines, an online party magazine to party safety tips, iParty.com presents consumers with what we believe to be a sophisticated, yet fun and easy-to-navigate online party resource. Offering convenience and an extensive assortment of merchandise, we believe iParty.com is refocusing the party goods industry back to the needs of the consumer. At the click of a mouse, party givers can enjoy one-stop shopping and easy-to-find pricing while purchasing all their party needs for birthday bashes, Super Bowl parties, Halloween festivals and more.

     We expect that our initial revenues will be derived from retail sales to consumers of party related goods. We anticipate that future revenues may be derived from (1) commissions or royalties paid by strategic partners for orders received through us; and (2) advertising on our web site's pages, particularly the content features such as the Party Planner and PartyTalk.

  Results of Operations

  Year ended December 31, 1998 compared to year ended December 31, 1999

     Revenue for the year ended December 31, 1999, includes the selling price of party goods sold by us, net of returns, as well as outbound shipping and handling charges. Revenue for the year ended December 31, 1999, was approximately $139,000. There were no revenues in 1998. Revenue is recognized at the time products are shipped to customers.

     Cost of products sold consists of the cost of merchandise sold to customers and outbound shipping and handling costs charged to us by our fulfillment partner, Taymark. For the year ended December 31, 1999, the cost of products sold was approximately $112,000. Taymark began fulfilling orders placed on our web site on October 1, 1999.

     Amortization of fulfillment partner warrant expense consists of the amortization of the estimated fair value of the warrant issued to Taymark to provide inventory and fulfillment services to deliver merchandise ordered on the site, or directly through a toll-free telephone number, directly to consumers. On July 8, 1999, we entered into a product fulfillment agreement with Taymark. The initial term of the agreement runs through December 31, 2002. The agreement contains certain restrictions on competition by the direct marketer. As additional consideration for such restrictions and services, we issued a warrant to purchase 3,000,000 shares of common stock at an exercise price of $3.75. The warrant expires on October 1, 2002. The estimated fair value of the warrant on the date of issue was approximately $5.3 million as determined using the Black-Scholes option pricing model. The value of the warrant is included in intangible assets on the accompanying Balance Sheet as of December 31, 1999 and is being amortized over the initial term of the fulfillment agreement. For the year ended December 31, 1999, amortization of fulfillment partner warrant expense was approximately $755,000 resulting from the amortization of this warrant.

     Marketing and sales expenses consist primarily of advertising, public relations and promotional expenditures, and all related payroll and related expenses for personnel engaged in marketing and selling activities. Marketing and sales expenses for the year ended December 31, 1999, were approximately $4,017,000. Included in this expense was approximately $45,000 resulting from the amortization of the Margaritaville warrant. We intend to pursue a marketing campaign and will incur significant incremental costs in the future.

     Product and technology development expenses consist principally of payroll and related expenses for product development, editorial, systems and operations personnel and consultants, and systems infrastructure. Product and technology development expenses for the year ended December 31, 1999, were approximately $2,419,000. We believe that continued investment in product development is critical to attaining its strategic objectives. In addition to ongoing investments in our web site and infrastructure, we intend to increase investments in product and services.

     General and administrative ("G&A") expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. G&A expenses for the year ended
December 31, 1998 and 1999, were approximately $850,000 and $2,010,000, respectively. Increases in G&A costs are largely attributable to increased payroll-related and infrastructure costs associated with our expansion efforts, legal and other professional fees, and recruiting costs. We expect G&A costs to continue to increase commensurate with our expansion plans.

     We incurred approximately $519,000 for the year ended December 31, 1999, in losses resulting from abandonment of assets. Approximately $273,000 of this loss was due to a write-off of web site development costs incurred during 1998 and 1999. It was determined that the costs, which had been capitalized as property and equipment, were abandoned when we selected new vendors for support of our web site, necessitating the creation of a new web site and integration components. During the year ended December 31, 1999, we incurred approximately $647,000 in web site development costs in efforts to enhance our web site. These costs have been capitalized in accordance with generally accepted accounting principals. The remaining $246,000 represents capitalized production and development costs that were written off when we modified the StarConcept.

     We incurred approximately $23,000 and $848,000 for the year ended
December 31, 1998 and 1999, respectively, in non-cash compensation expenses. The non-cash compensation expenses resulted from stock options granted to consultants and stock options granted to celebrities who provided services to StarGreetings.

     Interest income on cash and cash equivalents for the year ended
December 31, 1998 and 1999, was approximately $11,000 and $290,000, respectively. The increase in income was due to higher cash and investment balances resulting from our financing activities, principally the private placement of Series B, C and D Preferred Stock completed in 1999. Interest expense for the year ended December 31, 1999, was approximately $1,004,000. This expense consists primarily of amortization of the discount and interest on the 10% Senior Secured Convertible Promissory Notes issued during 1999. In connection with the private placement of Series B Preferred Stock, these Notes were converted to equity.

     We expect to hire between ten and fifteen additional employees in the next six months as our needs may require to sustain growth and to remain competitive and creative.

  Liquidity and Capital Resources

     We used cash in operating activities for the year ended December 31, 1998 and 1999 totaling $599,000 and $6,176,000, respectively. In addition, we invested $1,535,000 in property and equipment, including web site development expenditures, in 1999 compared to $354,000 in 1998.

     In 1999, we raised an aggregate of $28.5 million in equity financing. In January and February of 1999, we received net proceeds of $950,000 from the exercise of warrants for Series A convertible preferred stock. In August, September and December of 1999, we sold an aggregate of $27.9 million of convertible preferred stock and redeemable common stock purchase warrants in private offerings. The financings included the conversion of our $2.0 million of outstanding senior debt. Net proceeds to us from the financings was approximately $26.3 million (including the conversion of the $2.0 million in debt and interest thereon). We believe, based on currently proposed plans and assumptions relating to its operations, that the net proceeds from the financings and related interest income, together with anticipated revenues from operations, will be sufficient to fund our operations and working capital requirements for at least twelve months. In the event that our plans or assumptions change or prove inaccurate (due to unanticipated expenses, increased competition, unfavorable economic conditions, or other unforeseen circumstances) we could be required to seek additional financing sooner than currently expected. There can be no assurance that such additional funding will be available to us, or if available, that the terms of such additional financing will be acceptable to us.

  Our Web Site.

     We are launching our web site in two stages, as follows:

          First Stage. Currently, our web site contains the PartyMarket and PartyTalk areas. In this first stage, we offer party related products, costumes, music and editorial content. On-site shopping is currently limited to party goods, favors, gift wrap, cards and invitations. During this stage an outside vendor, Taymark, is responsible for consumer fulfillment and customer service.

          Second Stage. By the end of the third quarter of 2000, we expect to continue to introduce additional features to our web site, such as the Party Planner, the Party Resource, Gift Registry, Party Workbook, Party Web Page, Photo Gallery, Birthday Club, interactive party planning tools and an Invitation Channel.

  Acquisitions

     We operate in an un-branded business arena that has many small players. As a result, we are considering consolidating the field through acquisitions of other entities. Any determination to make an acquisition will be based upon a variety of factors, including, without limitation, the purchase price and other financial terms of the transaction, the business prospects, and the extent to which any acquisition would enhance our prospects. We are not currently engaged in identifying any potential acquisition and have no plans, agreement, understanding, or arrangement with respect to any acquisition.

  Effects of Inflation

     We do not view the effects of inflation to have a material effect upon our business.

  Year 2000

     We have not experienced any Year 2000 related problems. During the year ended December 31, 1999, we expended no additional funds to ensure that our computer systems would be Year 2000 compliant.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 31, 1999, we dismissed Richard A. Eisner & Company, LLP ("Richard Eisner") as our independent auditors. On January 5, 2000, we engaged Arthur Andersen LLP ("Arthur Andersen") as our independent public accountants to audit our financial statements for the fiscal year ending December 31, 1999. The decision to dismiss Richard Eisner and to retain Arthur Andersen was recommended by our audit committee and approved by our Board of Directors. The report of Richard Eisner on our financial statements for the year ended December 31, 1998 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. During that period, there were no (1) disagreements between Richard Eisner and us on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Richard Eisner, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports on our financial statements, or (2) "reportable events" within the meaning of Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Act of 1933, as amended. On January 5, 2000, we engaged Arthur Andersen to serve as our principal independent accounting firm to audit our financial statements for the year ended December 31, 1999. Prior to the engagement of Arthur Andersen, we did not consult with such firm on any accounting, auditing or financial reporting issue.

                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth certain information regarding our executive officers and directors:

NAME                      AGE   POSITION
-----------------------   ---   ------------------------------------------------
Sal Perisano...........   49    Chief Executive Officer, Director
Patrick Farrell........   32    Senior Vice President, Chief Financial Officer
Robert Jevon...........   47    Director
Ajmal Khan.............   37    Director
Robert H. Lessin.......   44    Director
Michael Levitt.........   41    Director
Stuart G. Moldaw.......   72    Director

     Sal Perisano has been a Director of our company since October 1998 and our Chief Executive Officer since April 15, 1999. In December 1992, Mr. Perisano co-founded The Big Party Corporation, a retail chain of 51 party supply stores, headquartered in West Roxbury, Massachusetts. Mr. Perisano served as President and Chairman of The Big Party Corporation from 1992 to January 1999.
Mr. Perisano currently serves as a director of and a consultant to The Big Party Corporation. In 1981, he co-founded Videosmith, which became Boston's dominant video retailer. In 1989, Videosmith was sold to a publicly traded company called Xtravision PLC, which owned 250 stores throughout the U.K. and Ireland.
Mr. Perisano stayed on as a Director and was later named Chief Executive of the parent company, which was subsequently acquired by Blockbuster Video.
Mr. Perisano holds a B.A. from Boston College and an M.A. from Harvard
University.

     Patrick Farrell has been our Senior Vice President and Chief Financial Officer since April 1999. From 1996 until joining iParty, Mr. Farrell was a director, Financial Planning & Analysis and Controller for N2KInc. where he helped negotiate that company's merger with CDnow. Prior to N2K, he served as Controller at EMI Music Group/Angel Records and as Manager of Finance and Accounting for Polygram/Def Jam Recordings, Inc. He began his professional career at Arthur Andersen LLP, where he was an Audit Senior when he left in 1994. Mr. Farrell holds an M.B.A. from New York University and graduated with honors in Accounting from Temple University and is a Certified Public Accountant.

     Robert Jevon has been a Director of our company since February 2000.
Mr. Jevon is a Partner of Boston Millenia Partners, a venture capital firm and has held such position since February 2000, and has been a Principal of the firm since 1997. Mr. Jevon's primary investment focus is business services, information technology and life sciences. Mr. Jevon serves on the Board of Directors of Proteome, Inc., an Internet-based provider of biological knowledge databases to pharmaceutical and biotechnology researchers, and TeleCommute Solutions, Inc., a provider of telecommunication services. Prior to his current position, Mr. Jevon was a Venture Affiliate of Boston Capital Ventures from 1995 to 1996 and was a Principal of Watch Hill Corporation from 1993 to 1995. From 1989 to 1992, he was the Controller of Bolt Beranek & Newman's Communications Division. He is a graduate of Haverford College and holds an MBA from the Amos Tuck School at Dartmouth College.

     Ajmal Khan has been a Director of our company since July 1998. Mr. Khan is founder and President of the Verus Capital Corp., a diversified investment group. Mr. Khan founded Verus and has been its President since 1987. Verus is involved in the ownership of hotels, venture capital financing, corporate acquisitions, and several joint ventures entailing name brand franchising and licensing. Mr. Khan also has a joint venture interest in Barakaat Holdings Ltd., a sports marketing company. Since October 1998, he has also served as a Director of Advanced Bodymetrics, Inc., a publicly traded high-tech company dedicated to developing sports wristwatches that are able to monitor and display various functions of the human body. Mr. Khan is also a Director of Wattage Monitor, Inc., a provider of electricity and power.

     Robert H. Lessin has been a Director of our company since July 1998. Mr. Lessin has been Chairman and Chief Executive of Wit Capital Corp., an on-line broker-dealer, since April 1998. From 1993 until 1997,

Mr. Lessin was Vice Chairman of Salomon Smith Barney, where he served as head of its Investment Banking Division. Mr. Lessin also serves on the Board of Directors of CBS MarketWatch.com, a financial and news provider on the Internet.

     Michael Levitt has been a Director of our company since February 2000.
Mr. Levitt has been a partner of Hicks, Muse, Tate & Furst, a global investment firm, since 1996. He is responsible for originating, structuring and monitoring Hicks Muse's investments and is involved in building relationships with investment banks and commercial banking firms worldwide. Mr. Levitt serves on the Board of Directors of AMFM Corp., AMFMi Corp., G.H. Mumm/Perrier Jouet & Cie., International Home Foods, Inc., RCN Corporation, and STC Broadcasting, Inc., among others. Prior to joining Hicks Muse, Mr. Levitt was a Managing Director and Deputy Head of Investments with Smith Barney, and a Managing Director with Morgan Stanley & Co., responsible for corporate finance and mergers and acquisitions. Mr. Levitt received his undergraduate and Juris Doctor degrees from the University of Michigan.

     Stuart G. Moldaw has been a Director of our company since October 1999. Mr. Moldaw has been Chairman of Gymboree Corporation, a specialty retailer of apparel and accessories for children, since 1994. From 1980 through February 1990 Mr. Moldaw served as a general partner of U.S. Venture Partners and he currently serves as a special venture partner of such entity. Mr. Moldaw also serves as a Director and Chairman Emeritus of Ross Stores, Inc., an off-price retailer of apparel and home accessories.

COMMITTEES OF THE BOARD OF DIRECTORS

     We have no nominating committee. We have an audit committee consisting of Messrs. Khan and Moldaw, and a compensation committee consisting of Messrs. Khan and Perisano. We also have an executive committee consisting of Messrs. Perisano, Lessin and Moldaw. We have key-man life insurance policies in the amount of $2,000,000 on the lives of both Mr. Perisano and Ms. Dorice Dionne, our Senior Vice President--Merchandising.

DIRECTOR COMPENSATION

     Under our 1998 Incentive and Non-qualified Stock Option Plan, each non-employee director is granted, on the effective date of the commencement of his term as director, options to purchase 25,000 shares of common stock. In addition, each of our directors who is not an executive officer is granted, on an annual basis on the last trading date in August of each year, commencing August 1998, options to acquire 25,000 shares of common stock, at an exercise price equal to the fair market value of the underlying common stock on the date of grant.

CERTAIN REPORTS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     No person who, during the fiscal year ended December 31, 1999, was a Director, Officer or beneficial owner of more than ten percent of our Common Stock (which is the only class of our securities registered under Section 12 of the Securities Exchange Act of 1934 (the "Act") (a "Reporting Person"), failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year, except that, in connection with our becoming subject to the provisions of the Act, Messrs. Farrell, Khan, Lessin and Perisano were late in filing a Form 3, and Messrs. Lessin and Perisano were late in filing a Form
4. The foregoing is based solely upon our a review of Forms 3 and 4 during the most recent fiscal year as furnished to us under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY EXECUTIVE OFFICER COMPENSATION TABLE

     The following table summarizes the aggregate cash compensation paid during 1999, 1998 and 1997 (see footnotes below) to our Chief Executive Officer and other executive officers that received compensation during 1999 in excess of $100,000 in salary and bonus pursuant to their contracts. Currently, options have been granted to management as indicated below.

                                                                                                     SECURITIES UNDER
NAME AND PRINCIPAL POSITION                             YEAR     SALARY     BONUS    COMPENSATION    OPTIONS/SAR'S
-----------------------------------------------------   ----    --------    -----    ------------    ----------------
Sal Perisano, Chief Executive Officer(1).............   1999    $111,442      --             --           797,230
                                                        1998          --      --             --            50,000
                                                        1997          --      --             --                --
                                                                                             --
Byron Hero, Former Chief Executive
  Officer(2).........................................   1999    $ 72,917      --       $145,836                --
                                                        1998    $104,166      --             --        -- 300,000
                                                        1997          --      --             --
Maureen Broughton Murrah,
  Former President(3)................................   1999    $154,919      --       $  5,000                --
                                                        1998    $ 69,327      --             --           300,000
                                                        1997          --      --             --                --

------------------
(1) Mr. Perisano did not begin his employment with us until March 30, 1999.

(2) Mr. Hero resigned as our Chief Executive Officer as of April 15, 1999.
    Mr. Hero did not receive any severance payment in connection with his resignation. On April 15, 1999, Mr. Hero entered into a 12 month consulting agreement. Payments made under this agreement are reflected in other annual compensation.

(3) Ms. Broughton Murrah resigned as our President on November 15, 1999.
    Ms. Broughton Murrah did not receive any severance payment in connection with her resignation.

                                                                     OPTION GRANTED IN LAST
                                                                           FISCAL YEAR
                                                                   ---------------------------
                                                                   NUMBER OF     PERCENT OF
                                                                   SECURITIES    TOTAL OPTIONS
                                                                   UNDERLYING    GRANTED TO
                                                                    OPTIONS      EMPLOYEES IN     EXERCISE    EXPIRATION
NAME AND PRINCIPAL POSITION                                         GRANTED      FISCAL YEAR       PRICE        DATE
----------------------------------------------------------------   ----------    -------------    --------    ----------
Sal Perisano, Chief Executive Officer
  and Director..................................................      25,000         35.7%         $ 5.38       1/19/09
                                                                     337,500                       $ 3.75       3/30/09
                                                                     434,730                       $ 2.00       8/26/09
Patrick Farrell, Senior Vice President
  and Chief Financial Officer...................................     115,000          8.5%         $ 3.63        4/5/09
                                                                      75,000                       $ 3.81      10/11/09

INDEMNIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

     Our certificate of incorporation and bylaws provide that we indemnify all of our directors and officers to the fullest extent permitted by the Delaware General Corporation Law. Under our certificate of incorporation and bylaws, any director or officer, who in his capacity as such is made or threatened to be made, party to any suit or proceeding, will be indemnified. A director or officer will be indemnified if it is determined that the director or officer acted in good faith and in a manner he reasonably believed to be in or not opposed to our best interests. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and persons controlling our company pursuant to the foregoing provision, or otherwise, we has been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

     We maintain a directors' and officers' liability insurance policy covering certain liabilities that may be incurred by directors and officer in connection with the performance of their duties. We pay the entire premium for the liability insurance.

EMPLOYMENT AND CONSULTING AGREEMENTS

     We have entered into a consulting agreement with Mr. Perisano for the services of Mr. Perisano and his wife, Ms. Dionne. The consulting period terminates on December 31, 1999. Pursuant to this agreement, Mr. Perisano was entitled to options to purchase 25,000 shares of common stock, at the price on the date of grant ($1.43), and additional options to purchase 25,000 shares of common stock in the event their consulting hours exceed 100. Their consulting hours exceeded 100 on January 19, 1999. Consequently, Mr. Perisano was granted options to purchase 25,000 shares of common stock at an exercise price of $5.38 per share, the price of the common stock on such date.

     We have entered into an employment agreement with Mr. Perisano which provides for him to act as our Chief Executive Officer for a term expiring on March 30, 2002 and devote substantially his full working time and attention to our business provided that he may continue fulfill his duties and obligations to The Big Party Corporation as a consultant and a member of its Board of Directors. The agreement provided for an initial annual salary of $150,000, which amount was increased to $250,000 beginning January 1, 2000 plus a discretionary bonus to be determined by the Board of Directors. As described in the agreement, on March 30, 1999 Mr. Perisano was granted options to purchase an aggregate of 337,500 shares of common stock under our stock purchase plan with an exercise price equal to the fair market value of the common stock on the date of grant ($3.75). Such options will vest as follows: provided that Mr. Perisano remains continuously employed by us, options with respect to 112,500 shares of common stock will vest on March 30, 2000, 1/24th of the remaining 225,000 shares of common stock will vest each month beginning on April 30, 2000 for a period of 24 months. As further described in the agreement, on August 26, 1999
Mr. Perisano was granted options to purchase an aggregate of 434,730 shares of common stock pursuant to our stock purchase plan with an exercise price equal to $2.00. Such options will vest as follows: provided that Mr. Perisano remains continuously employed by us, options with respect to 144,910 shares of common stock will vest on August 26, 2000, 1/24th of the remaining 289,820 will vest each month beginning September 26, 2000 for a period of 24 months. The agreement provides that if Mr. Perisano is terminated without cause, or resigns for "good reason" he will be entitled to receive his then current salary for a period of nine months. The agreement contains certain restrictions on competition.

     We have entered into an employment agreement with Ms. Dionne. The agreement provides that she will act as Senior Vice President--Merchandising for a term expiring on March 30, 2002 and devote substantially her full working time and attention to our business provided that she may continue to fulfill her duties and obligations to The Big Party Corporation as a consultant. The agreement provides for an initial annual salary of $100,000, which amount was increased to $125,000 beginning January 1, 2000, plus a discretionary bonus to be determined by the Board of Directors. As described in the agreement, on March 30, 1999 she was granted options to purchase an aggregate of 337,500 shares of common stock pursuant to our stock option plan with an exercise price equal to the fair market value of the common stock on the date of grant ($3.75 per share). Such options will vest as follows: provided that she remains continuously employed by us, options with respect to 112,500 shares of common stock will vest on March 30, 2000, 1/24th of the remaining 225,000 shares of common stock will vest each month beginning on April 30, 2000 for a period of 24 months. The agreement provides that if she is terminated without cause, she will be entitled to receive her then current salary for a period of six months. The agreement contains certain customary restrictions on competition.

     We have entered into an employment agreement with Mr. Farrell dated
March 12, 1999 which provides for Mr. Farrell to serve as our Senior Vice President and Chief Financial Officer for a term which expires on December 31, 2000. The agreement provides for an initial base salary of $115,000 per year. In connection with the agreement Mr. Farrell was granted options to purchase an aggregate of 115,000 shares of common stock under our stock option plan. Options with respect to 50,000 shares vested on August 1, 1999 and options with respect to the remaining 65,000 shares vested on February 1, 2000. If we terminate the employment agreement without cause, Mr. Farrell is entitled to receive his full then current base salary for a period of three months from the date of termination and half of his then current base salary for a period of three months thereafter.

     We have entered into a consulting agreement with Mr. Moldaw, a Director of our company, dated September 7, 1999. The agreement has a term of three years but may be terminated by either party upon 90 days' written notice. Under the terms of agreement, Mr. Moldaw was granted options to purchase 100,000 shares of common stock with an exercise price of $2.00 per share. Such options vest as follows: provided that Mr. Moldaw is still providing us with consulting services, options with respect to 33,334 shares of common stock will vest on September 6, 2000. 1/24th of options with respect to 66,666 shares of common stock will vest each month beginning on September 6, 2001 for a period of 24 months.

     We entered into a consulting agreement with Mr. Byron Hero, our former Chief Executive Officer and a former Director, dated April 14, 1999. In connection with the consulting agreement, Mr. Hero's employment agreement was terminated and Mr. Hero resigned as Chief Executive Officer and a Director of our company. Mr. Hero did not receive any severance payment in connection with his resignation as Chief Executive Officer. Pursuant to the terms of the consulting agreement, Mr. Hero served as non-executive Chairman of StarGreeting, Inc., our wholly-owned subsidiary, until April 14, 2000. During the term of the agreement, Mr. Hero received a fee of $20,833.33 per month. As a result of the modification of the StarConcept, Mr. Hero was terminated on September 30, 1999 and he will be entitled to receive his fee for the remainder of the contract. Under Mr. Hero's employment agreement, he was granted options to purchase an aggregate of 300,000 shares of common stock under our stock option plan. Such options remain in effect. Options to purchase 150,000 shares have vested.

STOCK OPTION PLAN

     In July 1998, our Board of Directors adopted the Incentive and Nonqualified Stock Option Plan, under which there are currently 4,000,000 shares of common stock reserved for issuance. Our plan provides for the award of options, which may either be incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended or non-qualified options which are not subject to special tax treatment under the Code. Our Board of Directors or a committee appointed by our Board administers our stock option plan. Officers, directors, key employees of, and consultants to, us or any parent or subsidiary corporation selected by the administrator are eligible to receive options under the plan. Subject to certain restrictions, the administrator is authorized to designate the number of shares to be covered by each award, the terms of the award, the dates on which and the rates at which options or other awards may be exercised, the method of payment and other terms.

     The exercise price for incentive stock options cannot be less than the fair market value of the stock subject to the option on the grant date (110% of such fair market value in the case of incentive stock options granted to a stockholder who owns more than 10% of our common stock). The administrator will fix the exercise price of a nonqualified stock option at whatever price the administrator may determine in good faith. Unless the administrator determines otherwise, options generally have a 10-year term (or five years in the case of incentive stock options granted to a participant owning more than 10% of the total voting power of our capital stock). Unless the administrator provides otherwise, options terminate upon the termination of a participant's employment, except that the participant may exercise an option to the extent it was exercisable on the date of termination for a period of time after termination. Generally, awards must be exercised by cash payment to us of the exercise price. However, the administrator may allow a participant to pay all or a portion of the exercise price by means of stock.

     In the event of any change in the outstanding shares of common stock by reason of any reclassification, recapitalization, merger, consolidation, reorganization, spin-off, issuance of warrants or rights or debentures, stock dividend, stock split or reverse stock split, cash dividend, property dividend or similar change in the corporate structure, the administrator will make an appropriate adjustment in the aggregate number of shares available under our stock option plan and in the number of shares and price per share subject to outstanding options. In the event that we are reorganized, consolidated, or merged with another corporation, or if all or substantially all of our assets are sold or exchanged, the holder of the option is entitled to receive upon the exercise of his or her option, the same number and kind of shares of stock as he or she would have been entitled to receive upon the happening of any such corporate event as if he had exercised such option and had been immediately prior to such event, the holder of the number of shares covered by such option.

     The administrator may, at any time, modify, amend or terminate our stock option plan as is necessary to maintain compliance with applicable statutes, rules or regulations; provided, however, that the administrator may condition the effectiveness of any such amendment on the receipt of stockholder approval as may be required by applicable statute, rule or regulation. In addition, our plan may be terminated by the Board of Directors as it will determine in its sole discretion, in the absence of stockholder approval; provided, however, that any such termination will not adversely alter or impair any option awarded under our plan prior to such termination without the consent of the holder thereof.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 29, 2000, certain information with respect to the beneficial ownership of each class of our equity securities by each director, beneficial owners of 5% or more of our common stock, the named executive officers and all of our directors and executive officers as a group.

                                                                           NUMBER OF COMMON
                                                                          SHARES BENEFICIALLY
NAME OF BENEFICIAL OWNER(1)                                                    OWNED(2)              PERCENT OF CLASS
------------------------------------------------------------------        ---------------------      ----------------
Sal Perisano......................................................                206,250(3)               1.84%
Patrick Farrell...................................................                115,000(4)               1.03%
Robert H. Lessin .................................................              7,348,268(5)(7)           59.48%
  c/o WIT Capital
  826 Broadway, 6th Floor
  New York, NY 10003
James McCann .....................................................                699,600(6)               6.36%
  1-800 Flowers
  1000 Stewart Avenue
  Westbury, NY 11590r
iParty LLC .......................................................              6,000,000(7)              54.52%
  c/o Robert H. Lessin
  826 Broadway, 6th Floor
  New York, NY 10003
Ajmal Khan .......................................................                565,000(8)               4.89%
  The Verus Group
  1177 West Hastings Street
  Vancouver, British Columbia
  Canada V6E 2K3
Stuart G. Moldaw .................................................                125,000(9)               1.12%
  700 Airport Boulevard
  Burlingame, California 94010
  New York, NY 10003
Byron Hero .......................................................               750,000(10)               6.72%
  420 East 54th Street
  New York, NY 10022
Roccia Partners, L.P. ............................................             1,796,000(11)              14.03%
  826 Broadway
  New York, NY 10003
Robert Jevon .....................................................             1,000,000(12)               8.33%
  Boston Millennia Partners, LP
  30 Rowes Wharf
  Suite 330
  Boston, MA 02110
Hampton Associates Limited .......................................               703,362(13)               6.01%
  1702 Dina House
  Ruttonjee Centre
  11 Duddell Street
  Central Hong Kong

                                                                           NUMBER OF COMMON
                                                                          SHARES BENEFICIALLY
NAME OF BENEFICIAL OWNER(1)                                                    OWNED(2)              PERCENT OF CLASS
------------------------------------------------------------------           ---------------              ------
Michael Levitt ...................................................             2,500,000(14)               18.1%
  Hicks Muse, Tate & Furst Incorporated
  1325 Avenue of Americas
  New York, NY 10019
All Officers and Directors as a Group (7 persons).................                11,859,518              70.42%

------------------
 (1) Unless otherwise indicated, all addresses are c/o iParty Corp., 130 W. 30th Street, 10th Floor, New York, NY 10001.

 (2) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities and Exchange Act , and unless otherwise indicated, represents shares for which the beneficial owner has sole voting and investment power. The percentage of class is calculated in accordance with Rule 13d-3 and is based on 11,005,421 shares outstanding as of March 28, 2000.

 (3) Includes 206,250 shares that may be acquired upon the exercise of presently exercisable options issued pursuant to our stock option plan. See "Executive Compensation").

 (4) Includes 115,000 shares that may be acquired upon the exercise of presently exercisable options issued pursuant to our stock plan.

 (5) Includes (1) 6,000,000 shares of common stock owned by iParty LLC, in which Mr. Lessin is a member and the manager and a 78.34% owner, (2) 75,000 shares of common stock which may be acquired upon the exercise of presently exercisable options issued under our stock option plan, (3) 273,268 shares of common stock which may be acquired upon the exercise of presently exercisable warrants, and (4) 1,000,000 shares of common stock which may be acquired upon the conversion of 100,000 shares of presently convertible Series B convertible preferred stock.

 (6) Includes 699,000 shares of common stock owned by iParty LLC, in which Mr. McCann is a member and a 11.66% owner. Such shares represent his ownership interest in iParty LLC.

 (7) iParty LLC is a Delaware limited liability company and a 54.5% shareholder of iParty Corp. Mr. Lessin is the manager and 78.334% owner of iParty LLC.

 (8) Includes 75,000 shares of common stock which may be acquired upon the exercise of presently exercisable options issued pursuant to our stock option plan, and 25,000 shares of common stock held by Verus Capital Corp., of which Mr. Khan is the sole stockholder. Also includes presently exercisable options, held by Verus Capital Corp., to purchase 225,000 and 240,000 shares of Series A preferred stock from Henslowe Trading Limited and Ruffino Developments Limited, respectively.

 (9) Includes 100,000 shares of common stock which may be acquired upon the conversion of 10,000 shares of presently convertible Series B convertible preferred stock and 25,000 shares of common stock which may be acquired upon the exercise of presently exercisable options issued under our stock option plan.

(10) Includes 600,000 shares of common stock owned by iParty LLC, in which Mr. Hero is a member and a 10% owner, such shares represent Mr. Hero's membership interest in iParty LLC. Also includes 500,000 shares that may be acquired by the exercise of presently exercisable options issued under our stock option plan.

(11) Includes 1,796,000 shares of common stock which may be acquired upon the conversion of 179,000 shares of presently convertible Series B convertible preferred stock.

(12) Includes 1,000,000 shares of common stock that may be acquired upon the conversion of 100,000 shares of presently convertible Series C convertible preferred stock owned by two entities affiliated with Boston Millennia Partners, LP. Mr. Jevon disclaims beneficial ownership of such shares except to the extent of his ownership interest in the entities which own such shares.

                                              (Footnotes continued on next page)

(Footnotes continued from previous page)

(13) Includes 448,420 shares of common stock which may be acquired upon the conversion of 44,842 shares of presently convertible Series B convertible preferred stock and 254,942 shares of common stock which may be acquired upon the exercise of presently exercisable warrants.

(14) Includes 2,500,000 shares of common stock which may be acquired upon the conversion of 250,000 shares of presently convertible Series D convertible preferred stock owned by an entity affiliated with Hicks Muse, Tate & Furst Incorporated. Mr. Levitt disclaims beneficial ownership of such shares except to the extent of his ownership interest in the entity which own such shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information concerning the employment agreements and consulting agreements between us and certain of our officers and directors see Item 10 "Executive Compensation". Mr. Perisano, and Ms. Dionne are husband and wife.

     Star Greetings, Inc. our wholly-owned subsidiary, licenses the StarGreetings concept from StarGreetings, LLC. Mr. Byron Hero, a former director and our former Chief Executive Officer, is a member and the manager of StarGreetings LLC. In exchange for the license, we pay the licensor 2 1/2% royalty from the gross revenues received from the sale of StarGreetings.

     Pursuant to the terms of an April 1998 finders fee agreement between Mr. Hero and a predecessor entity, prior to him becoming a director or officer of us, he was entitled to receive a finder's fee in the amount of 5% of the first $2,000,000 in equity raised from any party introduced by him. In connection with our merger, we assumed the obligations under this agreement. In connection with the agreement, $2,000,000 was raised. As a result, we paid
Mr. Hero $100,000. Mr. Hero is not a registered broker-dealer.

     We entered into a Funding Agreement, dated as of March 31, 1999, and amended as of April 14, 1999, with Mr. Ajmal Khan and Mr. Robert H. Lessin, who are directors (the "Funding Agreement"). Pursuant to the terms of the Funding Agreement each of Mr. Kahn (or his designees) and Mr. Lessin advanced certain funds to us. In connection with each such funding, the funding party received a 10% Senior Secured Promissory Note for the amount funded and warrants to purchase such number of shares of Common Stock equal to the amount funded divided by the closing bid price of the Common Stock on the date of each such funding. $2,000,000 was funded pursuant to the Funding Agreement ($1,125,000 by Mr. Lessin and $875,000 by Hampton Associates Limited. Mr. Khan's designee under the Funding Agreement) and warrants to purchase 528,210 shares of Common Stock were issued at a weighted-average exercise price of $3.79. In connection with our private placement of Series B Convertible Preferred Stock and Common Stock purchase warrants, the $2,000,000 principal amount of the Notes and an aggregate of $55,850 of interest were converted into the Units offered in the private placement at the offering price. In addition, Mr. Lessin purchased $841,000 of Units at the offering price.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (A) 1. Financial Statements

         See Index to Financial Statements Attached hereto.

         2. Exhibits:

         Incorporated by reference to the Exhibit Index at the end of this Report.

     (B) Reports on Form 8-K

     During the last quarter of the period covered by this Report, we did not file any reports on Form 8-K. On January 18, 2000 we filed a report on Form 8-K with respect to a change in our independent auditors.

                                   SIGNATURES

     IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          iPARTY CORP.

                                          By:          /s/ SAL PERISANO
                                              ----------------------------------
                                                        Sal Perisano
                                                Chief Executive Officer and
                                                Principal Executive Officer

Dated: April 7, 2000

     IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

      SIGNATURE                               TITLE               DATE
-------------------------  -----------------------------------   -------------

   /s/ SAL PERISANO        Chief Executive Officer, Principal    April 7, 2000
-------------------------  Executive Officer and Director
     Sal Perisano

   /s/ ROBERT JEVON        Director                              April 7, 2000
-------------------------
     Robert Jevon

    /s/ AJMAL KHAN         Director                              April 7, 2000
-------------------------
      Ajmal Khan

  /s/ ROBERT LESSIN        Director                              April 7, 2000
-------------------------
    Robert Lessin

  /s/ MICHAEL LEVITT       Director                              April 7, 2000
-------------------------
    Michael Levitt

 /s/ STUART G. MOLDAW      Director                              April 7, 2000
-------------------------
   Stuart G. Moldaw

 /s/ PATRICK FARRELL       Chief Financial Officer and           April 7, 2000
-------------------------  Principal Financial Officer
   Patrick Farrell

                                 EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
------   -----------------------------------------------------------------------------------------------------------
  3.1     --   Restated Certificate of Incorporation of WSI Acquisition Corp. and Certificate of Merger by iParty
               Corp. into WSI Acquisition Corp.(1)
  3.2     --   By-Laws of WSI Acquisition Corp., as amended.(1)
  4.1     --   Certificate of Designation of Series B Preferred Stock of iParty Corp.(2)
  4.2     --   Certificate of Designation of Series C Preferred Stock of iParty Corp.(2)
  4.3     --   Certificate of Designation of Series D Preferred Stock of iParty Corp.**
  4.4     --   Warrant Agreement between iParty Corp., Continental Stock Transfer and Trust Company and Commonwealth
               Associates, LP.(2)
  4.5     --   Warrant Agreement between iParty Corp., Continental Stock Transfer and Trust Company and Commonwealth
               Associates, LP.(2)
 10.1     --   Merger Agreement by and between iParty Corp. and WSI Acquisitions Corp.(1)
 10.2     --   1998 Incentive and Non-Qualified Stock Option Plan.(1)
 10.3     --   Fry Multimedia Web Site Development Service Agreement.(1)
 10.4     --   iVillage Web Site Development Service Agreement.(1)
 10.5     --   OrderTrust Agreement between iParty Corp. and OrderTrust.(1)
 10.6     --   Consulting Agreement by Byron Hero.(3)
 10.7     --   Employment Agreement of Patrick Farrell.(3)
 10.8     --   Employment Agreement of Sal Perisano.(2)
 10.9     --   Employment Agreement of Dorice Dionne.(2)
 10.10    --   StarGreetings License Agreement.(1)
 10.11    --   Service Agreement between iParty Corp. and TechSpace LLC (as amended)(3)
 10.12    --   Consulting Agreement of Sal Perisano.(1)
 10.13    --   Finder's Fee Agreement between iParty LLC and Byron Hero.(1)
 10.14    --   Form of "StarGreeting" Agreement with Celebrities.(3)
 10.15    --   Funding Agreement among iParty Corp., Robert H. Lessin and Ajmal Khan.(3)
 10.16    --   Fulfillment Agreement between iParty Corp. and Taymark.(3)
 10.17    --   Agreement between iParty Corp. and Rare Medium, Inc.(2)
 10.18    --   Agreement between iParty Corp. and LinkShare Corporation.(2)
 10.19    --   Agreement between iParty Corp. and America Online, Inc.(2)
 10.20    --   Agreement between iParty Corp. and Kirshenbaum Bond Partners.(2)
 10.21    --   Consulting Agreement between iParty Corp. and Stuart Moldaw.(2)
 27.1     --   Financial Data Schedule.**

------------------
(1) Incorporated herein in its entirety by reference to iParty's Registration Statement on Form 10-SB, Registration No. 0-25507, as filed with the Securities and Exchange Commission on March 8, 1999.

(2) Incorporated herein in its entirety by reference to Amendment No. 2 to iParty's Registration Statement on Form 10-SB, Registration No. 0-25507, as filed with the Securities and Exchange Commission on October 19, 1999.

(3) Incorporated herein in its entirety by reference to Amendment No. 1 to iParty's Registration Statement on Form 10-SB, Registration No. 0-25507, as filed with the Securities and Exchange Commission on July 12, 1999.

(4) Incorporated herein by reference to iParty's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.

** Filed herewith.

                                    CONTENTS

                                                                                                              PAGE
                                                                                                              ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS--1999.............................................................    F-2

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS--1998.............................................................    F-3

CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated Balance Sheet--December 31, 1999............................................................    F-4
  Consolidated Statements of Operations--Years ended December 31, 1999 and 1998............................    F-5
  Consolidated Statements of Stockholders' Equity--Years ended December 31, 1999 and 1998..................    F-6
  Consolidated Statements of Cash Flows--Years ended December 31, 1999 and 1998............................    F-7
  Notes to Consolidated Financial Statements...............................................................    F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To iParty Corp.:

We have audited the accompanying consolidated balance sheet of iParty Corp. (a Delaware corporation) and subsidiary as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iParty Corp. and subsidiary as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

New York, New York
February 24, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders iParty Corp.
New York, New York

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of iParty Corp. and subsidiary (a development stage company) for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated results of operations, and cash flows of iParty Corp. and subsidiary for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

New York, New York
February 26, 1999

                                  IPARTY CORP.
                           CONSOLIDATED BALANCE SHEET

                                                                                                     DECEMBER 31,
                                                                                                         1999
                                                                                                     ------------
                                              ASSETS
Current assets:
  Cash and cash equivalents.......................................................................   $ 18,673,304
  Marketable securities...........................................................................        973,877
  Cash, restricted................................................................................         51,012
  Accounts receivable.............................................................................         99,476
  Prepaid expenses and other current assets.......................................................        428,645
                                                                                                     ------------
       Total current assets.......................................................................     20,226,314
  Property and equipment, net (Note 3)............................................................        860,457
  Intangible assets (Note 2)......................................................................      6,119,734
  Other assets....................................................................................         50,245
                                                                                                     ------------
       Total assets...............................................................................   $ 27,256,750
                                                                                                     ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable................................................................................   $  1,749,806
  Accrued severance...............................................................................        213,987
  Accrued expenses................................................................................        238,889
                                                                                                     ------------
       Total current liabilities..................................................................      2,202,682

Commitments and contingencies

Stockholders' Equity (Note 6):
  Preferred stock--$.001 par value; 10,000,000 shares authorized;
     Series A preferred stock--1,000,000 authorized;
       1,000,000 shares issued and outstanding....................................................          1,000
     Series B preferred stock--1,150,000 authorized;
       1,044,952 shares issued and outstanding....................................................          1,045
     Series C preferred stock--100,000 authorized;
       100,000 shares issued and outstanding......................................................            100
     Series D preferred stock--250,000 authorized;
       250,000 shares issued and outstanding......................................................            250
  Common stock--$.001 par value; 50,000,000 shares authorized;
     11,005,421 shares issued and outstanding.....................................................         11,006
  Additional paid in capital......................................................................     58,616,431
  Accumulated deficit.............................................................................    (33,575,764)
                                                                                                     ------------
       Total stockholders' equity.................................................................     25,054,068
                                                                                                     ------------
Total liabilities and stockholders' equity........................................................   $ 27,256,750
                                                                                                     ============

        The accompanying Notes to the Consolidated Financial Statements are an integral part to this Consolidated Balance Sheet.

                                  IPARTY CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          FOR THE YEARS ENDED
                                                                                             DECEMBER 31,
                                                                                      ---------------------------
                                                                                         1998            1999
                                                                                      -----------    ------------
Revenues (Note 2)..................................................................   $        --    $    138,545

Operating costs:
  Cost of products sold (Note 5)...................................................            --         111,961
  Amortization of fulfillment partner warrant (Note 5).............................            --         755,488
  Marketing and sales..............................................................            --       4,016,539
  Product and technology development...............................................            --       2,418,516
  General and administrative.......................................................       849,998       2,010,470
  Loss resulting from abandonment of assets (Note 2)...............................            --         518,915
  Non-cash compensation expense (Note 9)...........................................        23,089         847,741
                                                                                      -----------    ------------
Operating loss.....................................................................      (873,087)    (10,541,085)
  Interest income..................................................................        11,090         289,721
  Interest expense (Note 8)........................................................          (401)     (1,004,051)
                                                                                      -----------    ------------
Net loss before income taxes.......................................................      (862,398)    (11,255,415)
  Provision for income taxes.......................................................            --              --
                                                                                      -----------    ------------
Net loss...........................................................................   $  (862,398)   $(11,255,415)
                                                                                      ===========    ============
Loss per share (Note 7):
  Basic and diluted................................................................   $     (0.08)   $      (2.97)
                                                                                      -----------    ------------
Weighted Average Shares Outstanding:
  Basic and diluted................................................................    10,525,213      11,005,421
                                                                                      ===========    ============

        The accompanying Notes to the Consolidated Financial Statements are an integral part to these Consolidated Statements.

                                  IPARTY CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                         PREFERRED STOCK             COMMON STOCK
                                                                      ----------------------    -----------------------
                                                                       SHARES       AMOUNT        SHARES       AMOUNT
                                                                      ---------    ---------    ----------    ---------
  Issuance of common stock.........................................          --           --     6,000,000    $   6,000
  Recapitalization resulting from acquisitions of WSI Acquisition
    Corp...........................................................          --           --       420,421          421
  Issuance of common stock.........................................          --           --     3,624,043        3,624
  Issuance of common stock and warrants............................          --           --       960,957          961
  Stock-based compensation expense.................................          --           --            --           --
  Net loss.........................................................
                                                                      ---------    ---------    ----------    ---------
Balance December 31, 1998..........................................          --           --    11,005,421       11,006

  Issuance of Series A preferred stock upon exercise of warrants, including
    conversion of notes payable, net of issuance costs of
    $50,000 (Note 6)...............................................   1,000,000        1,000            --           --
  Issuance of Series B and C preferred stock and warrants, net of
    issuance costs of $1,545,640 (Note 6)..........................   1,144,952        1,145            --           --
  Issuance of Series D preferred stock and warrants, net of
    issuance costs of $7,500 (Note 6)..............................     250,000          250            --           --
  Value of warrants granted under fulfillment and license
    agreements.....................................................          --           --            --           --
  Discount to fair market value of the convertible notes payable...          --           --            --           --
  Preferred stock beneficial conversion feature....................          --           --            --           --
  Non-cash compensation expense....................................          --           --            --           --
  Net loss.........................................................          --           --            --           --
                                                                      ---------    ---------    ----------    ---------
Balance December 31, 1999..........................................   2,394,952    $   2,395    11,005,421    $  11,006
                                                                      =========    =========    ==========    =========

                                                                           ADDITIONAL                         TOTAL
                                                                             PAID-IN      ACCUMULATED     STOCKHOLDERS'
                                                                             CAPITAL        DEFICIT          EQUITY
                                                                           -----------    ------------    -------------

  Issuance of common stock..............................................   $   240,961    $         --    $     246,961
  Recapitalization resulting from acquisition of WSI Acquisitions
    Corp................................................................          (421)             --               --
  Issuance of common stock..............................................        32,616              --           36,240
  Issuance of common stock and warrants.................................       849,799              --          850,760
  Stock-based compensation expense......................................        23,089              --           23,089
  Net loss..............................................................            --        (862,398)        (862,398)
                                                                           -----------    ------------    -------------
Balance December 31, 1998...............................................     1,146,044        (862,398)         294,652

  Issuance of Series A preferred stock upon exercise of warrants, including conversion of notes payable, net of issuance costs of
    $50,000 (Note 6)....................................................       949,000              --          950,000
  Issuance of Series B and C preferred stock and warrants, net of
    issuance costs of $1,545,640 (Note 6)...............................    21,354,284              --       21,355,429
  Issuance of Series D preferred stock and warrants, net of issuance
    costs of $7,500 (Note 6)............................................     4,992,250              --        4,992,500
  Value of warrants granted under fulfillment and license agreements....     6,920,559              --        6,920,559
  Discount to fair market value of the convertible
    notes payable.......................................................       948,602              --          948,602
  Preferred stock beneficial conversion feature.........................    21,457,951     (21,457,951)              --
  Non-cash compensation expense.........................................       847,741              --          847,741
  Net loss..............................................................            --     (11,255,415)     (11,255,415)
                                                                           ===========    ============    =============
Balance December 31, 1999...............................................   $58,616,431    $(33,575,764)   $  25,054,068
                                                                           ===========    ============    =============

        The accompanying Notes to the Consolidated Financial Statements are an integral part to these Consolidated Statements.

                                  IPARTY CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        FOR THE YEARS ENDED
                                                                            DECEMBER 31,
                                                                     --------------------------
                                                                        1998           1999
                                                                     ----------    ------------
Cash flows from operating activities:
  Net loss.........................................................  $ (862,398)   $(11,255,415)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization...............................      12,364       1,297,564
       Loss resulting from abandonment of assets...................          --         518,915
       Reserve for bad debt........................................          --          14,258
       Amortization of discount on issuance of convertible notes...          --         948,602
       Non-cash compensation expense...............................      23,089         847,741
       Decrease (increase) in:
          Accounts receivable......................................          --         (99,476)
          Prepaid expenses and other current assets................     (60,277)       (368,368)
          Other assets.............................................      (9,670)        (40,575)
       Increase (decrease) in:
          Accounts payable.........................................     297,508       1,452,299
          Accrued severance........................................          --         213,987
          Accrued expenses.........................................          --         238,889
          Accrued interest.........................................          --          55,850
                                                                     ----------    ------------
Net cash used in operating activities..............................    (599,384)     (6,175,729)
                                                                     ----------    ------------
Cash flows from investing activities:
  Purchase of property and equipment...............................    (353,805)     (1,534,669)
  Advances to officer..............................................     (34,021)         19,763
  Purchase of marketable securities................................          --        (973,877)
  Increase in restricted cash......................................     (50,000)         (1,013)
                                                                     ----------    ------------
       Net cash used in investing activities.......................    (437,826)     (2,489,796)
                                                                     ----------    ------------
Cash flows from financing activities:
  Proceeds from notes payable......................................     250,000       2,000,000
  Capital contributions on initial capitalization..................     246,961              --
  Proceeds from sale of stock, net of offering costs...............     887,000      24,992,079
                                                                     ----------    ------------
       Net cash provided by investing activities...................   1,383,961      26,992,079
                                                                     ----------    ------------
Net increase in cash and cash equivalents..........................     346,751      18,326,553
Cash and cash equivalents, beginning of period.....................          --         346,751
                                                                     ----------    ------------
Cash and cash equivalents, end of period...........................  $  346,751    $ 18,673,304
                                                                     ==========    ============
Supplemental disclosure of non-cash financing activities:
  Conversion of notes payable to Series A preferred stock..........  $       --    $    250,000
                                                                     ==========    ============
  Conversion of notes payable and accrued interest
     to Series B preferred stock...................................  $       --    $  2,055,850
                                                                     ==========    ============

        The accompanying Notes to the Consolidated Financial Statements are an integral part to these Consolidated Statements.

                                  IPARTY CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. THE COMPANY

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

     Effective July 2, 1998, iParty Corp. ("iParty" or the "Company") merged into WSI Acquisition Corp. ("WSI"), an inactive company. The merger was consummated through an exchange of shares that resulted in iParty LLC receiving 6,000,000 common shares or 54.5% of the outstanding shares of WSI. In connection with the merger and as a condition thereof, WSI sold, in two private placements, an aggregate of 4,585,000 shares of common stock of which 3,624,043 shares were sold for $.01 per share and 960,957 shares, together with warrants to purchase 1,000,000 shares of Series A preferred stock, were sold for $1.00 per share or aggregate proceeds of $997,197 before related expenses. The merger has been treated as a re-capitalization for accounting purposes and iParty's historic capital accounts were retroactively adjusted to reflect the 6,000,000 shares issued by WSI in the transaction. In addition, as WSI had no assets before the merger and the private placements, the 420,421 outstanding common shares of WSI have been recorded at par value with a corresponding charge to additional paid-in capital. The statement of operations reflects the operations of iParty from the commencement of its operations from March 12, 1998 and also reflects the operations of iParty LLC, the predecessor company, from January 1998 through March 12, 1998. In connection with the merger, WSI changed its name to iParty Corp.

     The Company's efforts are devoted to developing the Internet resources to provide consumers a comprehensive web site where they can seek party planning advice and information and locate and contract for party goods and services. The Company intends on entering into contracts with local and national merchants who can provide such goods and services.

2. SIGNIFICANT ACCOUNTING POLICIES

  Principles of consolidation:

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of all significant intercompany transactions and balances.

  Segment reporting:

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the way business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company's management does not believe it operates in more than one segment.

  Comprehensive income:

     During 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 30 establishes standards for reporting comprehensive income and its components in the financial statements. Other comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. To date, the Company has not had any transactions that are required to be reported as comprehensive income.

  Concentrations:

     The Company relies on a single vendor as its sole provider of inventory, fulfillment and shipping services. While management of the Company believes it could obtain similar services from other vendors for similar terms, a disruption in the services received from this vendor could materially harm the Company's business. In

                                  IPARTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

July, 1999, the Company granted this vendor a warrant to purchase 3,000,000 shares of the Company's common stock at an exercise price of $3.75 per share. See Note 5.

  Reclassifications:

     Certain reclassifications have been made to prior years amounts to conform to the current year presentation.

  Development Stage:

     The Company commenced its principal operations during the fiscal year beginning January 1, 1999, and is no longer considered a "Development Stage Enterprise", as defined by Statement of Financial Accounting Standard (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprise.

  Revenue recognition:

     The Company recognizes revenue when the party goods are shipped to customers. Outbound shipping charges and sales returns are included in net revenue. The Company provides allowances for sales returns based on historical experience in the period of the sale.

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

  Cash and cash equivalents

     Cash equivalents are carried at cost plus accrued interest, which approximates fair value. The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. Cash and cash equivalents of $18,673,304 at December 31, 1999, included money market funds and highly rated corporate securities.

  Marketable securities

     The Company determines the appropriate classification of marketable securities at the time of acquisition and reevaluates such determinations at each balance sheet date. Marketable securities which meet the criteria for classification as available-for-sale are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a component of comprehensive income. As of December 31, 1999 all of the Company's marketable securities were classified as available-for-sale.

  Stock-based compensation:

     The Company has elected to follow Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" in accounting for its stock option incentive plan. As such, compensation expense would be recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price of the option. In accordance with Statement of Financial Accounting Standards No. 123, the Company provides the necessary pro forma disclosures as if the fair value method had been applied.

  Property and equipment:

     Property and equipment are stated at cost less accumulated depreciation and are depreciated on the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Expenditures for maintenance and repairs are charged to operations as incurred.

                                  IPARTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Intangible Assets:

     Intangible Assets consist of the estimated fair value of warrants issued to the Company's fulfillment partner, Taymark, and Margaritaville less amortization. The intangible assets are amortized over the life of the agreements. See Note 5 for further discussion.

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

     The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" ("SFAS 121"). This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 requires, among other things, that the entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

     During the year 1999 the Company replaced it web site necessitating the write-off of $273,288 of previously capitalized software costs. On September 30, 1999, the Company modified the Star Concept (see Note 5) and as a result wrote off $245,627 of capitalized production and development costs. In total, these amounts are included in loss resulting from abandonment of assets in the accompany statement of operations for the year ended December 31, 1999.

     On August 5, 1999, the Company entered into a fixed fee agreement with Rare Medium Inc. to develop a new web site, including the development of a new visual identity, additional functionality and a new technical infrastructure to better support the scalability of the Company's web site. The fixed fee for the services provided was $500,000, which is included in property and equipment in the accompanying balance sheet.

  Income taxes:

     The Company accounts for income taxes using the asset and liability method. Deferred income taxes are measured by applying enacted statutory rates to net operating loss carryforwards and to the differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized.

  Per share data:

     Basic and diluted loss per share is based on the weighted average number of outstanding shares of common stock and excludes the effect of stock options and warrants. In computing the weighted average number of shares outstanding during 1998, the 3,624,043 shares issued for $.01 per share and the 420,691 outstanding shares of WSI prior to the merger were treated as if they were outstanding for the entire year of 1998.

                                  IPARTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

3. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                      1999
                                                                   ----------
Computer, office equipment and furniture and fixtures...........   $  624,821
Web site and related software...................................   $  646,572
                                                                   ----------
                                                                   $1,271,393
                                                                   ----------
Less accumulated depreciation and amortization..................   $ (410,936)
                                                                   ----------
       Total                                                       $  860,457
                                                                   ==========

4. INCOME TAXES

     As of December 31, 1998 and 1999, the Company has estimated net operating loss carryforwards of approximately $800,000 and $10,000,000, respectively, which begin to expire in 2018. The Company has recorded a deferred tax asset offset by a valuation allowance because of uncertainty regarding its realizability. A change in control, as defined by the federal income tax regulations could limit the Company's ability to utilize its carryforwards.

5. COMMITMENTS AND CONTINGENCIES

     Leases:

     The Company leases facilities and equipment under several month-to-month and three month operating leases. The Company's rental expense under operating leases for the year ended December 31, 1998 and 1999 amounted to $27,983 and $105,164 respectively. Future minimum payments under these leases are $37,500. See Note 10.

     Finder's fee arrangement:

     The Company and its former Chief Executive Officer ("former CEO") had entered into an agreement prior to such individual becoming the former CEO, which calls for the former CEO to receive a finder's fee in the amount of 5% of the first $2,000,000 in equity raised from any party introduced by the former CEO. In connection with this agreement, as of December 31, 1999, amounts in excess of $2,000,000 have been raised. As a result, $50,000 has been paid to the former CEO in both 1998 and 1999.

     License and StarGreetings agreements:

     Star entered into an agreement with StarGreetings, LLC, as the creator of the StarGreetings concept ("StarConcept"), to license the exclusive use of the StarConcept on the web sites of the Company and Star. The agreement calls for a royalty of 2 1/2% of revenues derived from the StarConcept, payable quarterly. Star Greetings, LLC is owned, in part, by the Company's former CEO. No amounts were payable to StarGreetings, LLC under the agreement for the years ended December 31, 1998 and 1999.

     The Company has entered into several agreements with celebrities to secure their services with Star. The agreements are substantially the same and consist of three separate compensation components. The first component is a participation fee (and any related expenses). The second component is a commission payable to the celebrity and to a charity of their choice upon the sale of each StarGreeting. The third component is an option to purchase stock in the Company. During 1999, the Company entered into ten such agreements with terms ranging from one year to three years. No commissions are due under these agreements as of December 31, 1999. The value of the options approximated $612,000, as determined using the Black-Scholes option pricing model. Upon the modification of the StarConcept, the Company expensed the remaining unamortized value of the options.

                                  IPARTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

5. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

     The Company entered into a 12 month consulting agreement with the former CEO which expires on April 14, 2000. As a result of the modification of the StarConcept, the former CEO was terminated on September 30, 1999 and his fee for the remainder of the contract was accrued for in accrued severance. As of December 31, 1999, approximately $73,000 of this fee remains in accrued expenses.

     Consulting agreements:

     The Company entered into a consulting agreement with one of its outside directors. The agreement was in effect from September 15, 1998 through December 31, 1999. Compensation under the agreement consists of options to purchase 50,000 shares of the Company's common stock, of which 25,000 options were granted on September 15, 1998 and 25,000 options were granted on January 20, 1999 when the consultant's time on behalf of the Company exceeded 100 hours. For the period ended December 31, 1998, the Company charged $23,089 of the value of the options granted ($102,487) to expense. On April 1, 1999, the consulting agreement was terminated and the remaining $79,398 value of the options granted was charged to expense during 1999.

     On September 7, 1999, the Company entered into a three year consulting agreement with one of its outside directors. Compensation under the agreement consists of options to purchase 100,000 shares of the Company's common stock with an exercise price of $2.00. The options vest ratably over three years provided that the director is still providing consulting services to the Company on those dates. The fair market value of the Company's stock on the grant date was $3.94. For the year ended December 31, 1999, the Company charged $40,928 of the value of the options granted ($368,350) to expense.

  Employment agreements:

     The Company has entered into employment agreements with several of its executives. The agreements expire from December 31, 1999 through March 30, 2002 and provide for annual salaries aggregating $740,000. In addition, the executives were granted options to purchase an aggregate of 1,524,730 shares of the Company's common stock, which vest in various increments provided the executives remain continuously employed by the Company. In addition to base salary, the agreements provide that the executives may receive an annual performance bonus at the discretion of the Compensation Committee of the Board of Directors. The agreements also have termination clauses that call for severance payments ranging up to one year's salary.

  Advertising agreement:

     On September 27, 1999, the Company entered into two agreements with America Online, Inc., a Shopping Channel Promotion Agreement and an Advertising Purchase Agreement to provide promotions on the AOL web site requiring total payments of $1,276,481 over the term of the agreement. The term of the two agreements is ten months commencing October 1, 1999.

  Fulfillment agreement:

     On July 8, 1999, the Company entered into a product fulfillment agreement with a direct marketer of party supplies. Under the agreement, the Company will utilize the direct marketer's inventory and fulfillment services to deliver merchandise ordered on the site, or directly through a toll-free telephone number, directly to consumers. The initial term of the agreement runs through December 31, 2002. The agreement contains certain restrictions on competition by the direct marketer. As additional consideration for such restrictions and services, the Company issued a warrant to purchase 3,000,000 shares of common stock at an exercise price of $3.75. The warrant expires on October 1, 2002. The estimated fair value of the warrant on the date of issue was approximately
$5.3 million as determined using the Black-Scholes option pricing model. The value of the warrant is included in intangible assets on the accompanying Balance Sheet as of December 31, 1999 and is being amortized over the initial term of the fulfillment agreement. For the year ended December 31, 1999, the Company amortized $755,488 to expense related to the amortization of the warrant, which has been included in amortization of fulfillment partner warrant on the accompanying statement of operations.

                                  IPARTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

5. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

  Advertising and public relations agency agreements:

     On September 29, 1999, the Company entered into an agreement with Kirshenbaum Bond & Partners ("Kirshenbaum") to create a marketing communications program during the period from July 1, 1999 through June 30, 2000. The annual fee payable to Kirshenbaum is $1,026,000 to be paid in 12 monthly installments. In addition to the annual fee, the Company will pay a 15% commission on internet advertising and a 4% commission on TV and radio advertising placed through Kirshenbaum. For the year ended December 1999, the Company charged $442,500 of this annual fee to expense. See Note 10.

  License agreement:

     On December 21, 1999, the Company entered into a product license agreement with Margaritaville Holdings. Under the agreement, the Company will license the "Margaritaville" name for use in a distinct area of the iParty.com web site, which shall be used to aggregate and offer for sale products that are consistent with themes associated with Margaritaville and Jimmy Buffet. The initial term of the agreement runs through December 20, 2002. For consideration for the license, the Company will pay a 6% royalty on sales of product which bear the "Margaritaville" name. As additional consideration, the Company issued a warrant to purchase 550,000 shares of common stock at an exercise price of $2.88. The warrant expires on December 21, 2004. The estimated fair value of the warrant on the date of issue was approximately $1.6 million as determined using the Black-Scholes option pricing model. The value of the warrant is included in intangible assets on the accompanying Balance Sheet as of December 31, 1999 and is being amortized over the life of the agreement. For the year ended
December 31, 1999, the Company charged $45,337 to expense related to the amortization of the agreement which has been included in marketing & sales in the accompanying statement of operations.

6. STOCKHOLDERS' EQUITY

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

  Series B and C preferred stock:

     During 1999, the Company completed a private placement of Series B Convertible Preferred Stock and redeemable common stock purchase warrants, raising gross proceeds of $20,899,000. The financing was comprised of 1,044,952 shares of Series B Preferred Stock convertible into an aggregate of 10,449,520 shares of common stock and the issuance of warrants to purchase an additional 5,224,760 shares of common stock at an exercise price of $2.00 per share. The Series B Preferred Stock is convertible at any time into a number of shares of common stock equal to the quotient derived by dividing (1) $20.00 by (2) the conversion price in effect at the time of the conversion. The initial conversion price is $2.00 per share, reflecting an initial conversion ratio of 10:1. With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock at price below the conversion price. The Series B Preferred Stock will automatically convert into common stock at the conversion price then in effect in the event the Company consummates a secondary public offering resulting in gross proceeds to the Company of at least $10,000,000. The Series B Preferred Stock will be treated as prior to the Company's common stock, and pari passu with the Company's Series A, C and D Preferred Stock in the event of a liquidation of the Company. Holders of Series B

                                  IPARTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

6. STOCKHOLDERS' EQUITY--(CONTINUED)

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

     The net proceeds of $19,513,000 were allocated to the preferred stock and warrants based on their relative fair values of approximately $14,160,000 and $5,353,000, respectively. In addition, the preferred stock's conversion features provide for an immediate benefit to its holders, computed by determining the fair value of the common stock obtained upon conversion, less the relative fair value of the preferred stock. In accordance with Emerging Issuer Task Force ("EITF") Issue No. 98-5, the value of the preferred stock's beneficial conversion feature cannot exceed the relative fair value assigned to the preferred stock. Such amount of $14,160,000 has been reflected as a dividend in the accompanying financial statements.

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

     The net proceeds of $1,840,000 were allocated to the preferred stock and warrants based on their relative fair values of approximately $1,332,000 and $508,000, respectively. In addition, the preferred stock's conversion features provide for an immediate benefit to its holders, computed by determining the fair value of the common stock obtained upon conversion, less the relative fair value of the preferred stock. In accordance with EITF Issue No. 98-5, the value of the preferred stock's beneficial conversion feature cannot exceed the relative fair value assigned to the preferred stock. Such amount of $1,332,000 has been reflected as a dividend in the accompanying financial statements.

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

  Series D preferred stock:

     On December 20, 1999, the Company completed a private placement of Series D Convertible Preferred Stock and redeemable common stock purchase warrants, raising proceeds of $5,000,000. The financing was comprised of 250,000 shares of Series D Preferred Stock convertible into an aggregate of 2,500,000 shares of common stock and the issuance of warrants to purchase an additional 1,250,000 shares of common stock at an exercise price of $2.00 per share. The Series D Preferred Stock is convertible at any time into a number of shares of common stock equal to the quotient derived by dividing (1) $20.00 by (2) the conversion price in effect at the time of the conversion. The initial conversion price is $2.00 per share, reflecting an initial conversion ratio of 10:1. With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock at price below the conversion price. The Series D Preferred Stock will automatically convert into common stock at the conversion price then in effect in the event the Company consummates a secondary public offering resulting in gross proceeds to the Company of at least $10,000,000. The Series D Preferred Stock will be treated as prior to the Company's common stock, and pari passu with the

                                  IPARTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

6. STOCKHOLDERS' EQUITY--(CONTINUED)

Company's Series A, B and C Preferred Stock in the event of a liquidation of the Company. Holders of Series D Preferred Stock vote on an as-if-converted basis on all matters submitted to a vote of the Company's shareholders. Each common stock purchase warrant is exercisable for a period of five years, commencing one year from the issue date, at an initial exercise price of $2.00 per share. Under certain circumstances, the common stock warrants are protected against dilution upon the occurrence of certain events including the sale of common stock for less than fair market value or less than the conversion price. Commencing one year from the issue date, the Company may, on thirty-days notice, redeem the common stock warrants at a price of $.05 per warrant if the average closing bid price of the common stock equals or exceeds $8.00 per share for 20 consecutive trading days within a period of 30 consecutive trading days.

     The net proceeds of $4,993,000 were allocated to the preferred stock and warrants based on their relative fair values of approximately $3,646,000 and $1,347,000, respectively. In addition, the preferred stock's conversion features provide for an immediate benefit to its holders, computed by determining the fair value of the common stock obtained upon conversion, less the relative fair value of the preferred stock. In accordance with EITF Issue No. 98-5, the value of the preferred stock's beneficial conversion feature cannot exceed the relative fair value assigned to the preferred stock. Such amount of $3,646,000 has been reflected as a dividend in the accompanying financial statements.

     The market price at the time of this transaction was $3.19, therefore triggering the anti-dilution provision in the Series B and C preferred stock. The effect of this anti-dilution provision was (1) an adjustment to the exercise price of the redeemable common stock purchase warrants attached to the Series B and C preferred stock to $1.81 and (2) the issuance of 695,966 additional redeemable common stock purchase warrants with an exercise price of $1.81 to the holders of the warrants issued in the Series B and C financings.

     Upon issuance of the additional warrants and adjustment to the exercise price of the warrants, the Company allocated approximately $2,242,000 to additional paid in capital which represents the fair value of the new warrants, and the increase in value of the then outstanding warrants related to the Series B and C Preferred Stock. This amount has been reflected as a dividend in the accompanying financial statements.

7. EARNINGS PER SHARE

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

     The following table sets forth the computation of pro-forma basic and diluted earnings per share:

                                                       1998            1999
                                                    -----------    ------------
Net loss..........................................  $  (862,398)   $(11,255,415)
Preferred stock beneficial conversion feature.....  $         0    $(21,380,000)
                                                    -----------    ------------
Net (loss) available to common shareholders.......  $  (862,398)   $(32,635,415)
                                                    ===========    ============
Weighted Average Shares Outstanding:
  Basic and diluted...............................   10,525,213      11,005,421
                                                    ===========    ============
Loss per share--basic and diluted:................  $     (0.08)   $      (2.97)
                                                    ===========    ============

     The effect of the exercise of certain warrants and options issued are not included as the effect on loss per share would be anti-dilutive.

                                  IPARTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

8. NOTES PAYABLE

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

9. STOCK OPTION PLAN

     On July 14, 1998, the Company adopted the 1998 Incentive and Nonqualified Stock Option Plan, as amended (the "1998 Plan") under which options to acquire 2,500,000 shares of common stock may be granted to officers, directors, key employees and consultants. The exercise price for qualified incentive options cannot be less than the fair market value of the stock on the grant date and the exercise price of nonqualified options can be fixed by the plan administrator. Qualified incentive options to purchase the Company's common stock under the 1998 Plan have been granted to employees, directors and consultants of the Company at fair market value at the date of grant. Generally, the options become exercisable over periods up to four years and expire ten years from the date of grant. On August 24, 1999, the Company increased the number of options available under the 1998 Plan to 4,000,000 shares.

                                  IPARTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

9. STOCK OPTION PLAN--(CONTINUED)

     A summary of the Company's stock options outstanding as of December 31, 1998 and 1999 and activity during the years then ended are as follows:

                                                1998                 1999
                                        -------------------  -------------------
                                                   WEIGHTED             WEIGHTED
                                                   AVERAGE              AVERAGE
                                                   EXERCISE             EXERCISE
                                         SHARES     PRICE     SHARES     PRICE
                                        ---------  --------  ---------  --------
Outstanding at beginning of period....          0   $    0   1,025,000   $ 2.17
Stock options:
  Granted.............................  1,025,000     2.17   2,750,030     3.32
  Expired/Forfeited...................          0        0     430,000     3.17
Outstanding at end of period..........  1,025,000   $ 2.17   3,345,030   $ 2.99
                                        =========   ======   =========   ======
Exercisable at end of period..........    450,000   $ 2.31   1,324,000   $ 2.77
                                        =========   ======   =========   ======

     The effect of applying Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") on the year ended December 31, 1998 and 1999 pro forma net loss as stated below is not necessarily representative of the effects on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock option grants in future years. The weighted average fair value of the options granted during 1998 has been estimated at $1.69 per share on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 100%, a risk-free interest rate of 4.92% to 5.72%, and an expected life of five years from date of vesting. The weighted average fair value of the options granted during the year ended December 31, 1999 have been estimated at $2.85 per share on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 95%, a risk-free interest rate of 5.38% to 6.64%, and an expected life of five years from date of vesting. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS 123, the Company's net loss and net loss per share would have been the following pro forma amounts:

                                          1998              1999
                                       -----------      ------------
Net loss
  --as reported.....................   $  (862,398)     $(11,255,415)
                                       ===========      ============
  --pro forma.......................   $(1,617,473)     $(14,395,826)
                                       ===========      ============
Net loss per share
  --as reported.....................   $      (.08)     $      (2.97)
                                       ===========      ============
  --pro forma.......................   $      (.15)     $      (3.25)
                                       ===========      ============


     In connection with the stock options granted to consultants and to employees with exercise prices less than fair market value, the Company has $832,623 of remaining compensation expense which will be recorded in future periods as these options vest.

                                  IPARTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

10. SUBSEQUENT EVENTS

     In March 2000, the Company entered into a five year operating lease in New York City. Contracted minimum lease and office equipment payments are as follows:

YEAR ENDING                       PROPERTY       OFFICE
DECEMBER 31,                       LEASE       EQUIPMENT       TOTAL
------------------------------   ----------    ----------    ----------
2000..........................   $  142,667    $   22,469    $  165,136
2001..........................      217,840        34,384       252,224
2002..........................      223,715        34,384       258,099
2003..........................      229,765        12,969       242,734
2004..........................      235,998             0       235,998
Thereafter....................       79,365             0        79,365
                                 ----------    ----------    ----------
  Total.......................   $1,129,350    $  104,206    $1,233,556
                                 ==========    ==========    ==========