Form 10QSB
period 2000-03-31
IPARTY CORP
filed 2000-05-15
CIK 1078383

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                        -

                  For the quarterly period ended March 31, 2000
                                 --------------

                                       OR

          /__/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______________________ to ____________________

                           Commission File No. 0-25507
                                               -------

                                  iPARTY CORP.
                                  ------------
             (Exact name of registrant as specified in its charter)

              Delaware                                    13-4012236
              --------                                    ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation of organization)

130 West 30th Street, 10th Floor, New York, New York                  10001
----------------------------------------------------                  -----
   (Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (212) 609-4300

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

                                  Yes X    No ___

                  Transitional small business disclosure format

                                    Yes    No X
                                  iPARTY CORP.

                         Quarterly Report on Form 10-QSB

                                Table of Contents

                                                                            PAGE

PART I   FINANCIAL INFORMATION

Item 1.           Financial Statements                                      2

                  Notes to Consolidated Financial Statements                5

Item 2.           Management's Discussion and Analysis                      7


PART II  OTHER INFORMATION

Item 2.           Changes in Securities                                     10

Item 5.           Other Information                                         12

Item 6.           Exhibits                                                  12

SIGNATURES                                                                  13
                                  iPARTY CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                                March 31,       December 31,
                                                                              ------------      ------------
                                                                                2000              1999
ASSETS

Current assets:
     Cash and cash equivalents                                                $ 12,173,001      $ 18,673,304
     Marketable securities                                                       3,887,659           973,877
     Cash, restricted                                                                -                51,012
     Accounts receivable                                                            25,180            99,476
     Prepaid expenses and other current assets                                     303,532           428,645
                                                                              ------------      ------------
       Total current assets                                                     16,389,372        20,226,314

     Property and equipment, net                                                   812,056           860,457
     Intangible Assets                                                           5,605,978         6,119,734
     Other assets                                                                   60,110            50,245
                                                                              ------------      ------------

Total assets                                                                  $ 22,867,516      $ 27,256,750
                                                                              ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                          $ 2,388,019       $ 1,749,806
     Accrued severance                                                             149,175           213,987
     Accrued expenses                                                              193,820           238,889
                                                                              ------------      ------------
       Total current liabilities                                                 2,731,014         2,202,682

Commitments and contingencies

Stockholders' Equity:
     Preferred stock - $.001 par value; 10,000,000 shares authorized;
       Series A preferred stock - 1,000,000 authorized;
         1,000,000 shares issued and outstanding                                     1,000             1,000
       Series B preferred stock - 1,150,000 authorized;
         1,044,952 shares issued and outstanding                                     1,045             1,045
       Series C preferred stock - 100,000 authorized;
         100,000 shares issued and outstanding                                         100               100
     Series D preferred stock - 250,000 authorized;
         250,000 shares issued and outstanding                                         250               250
     Common stock - $.001 par value; 50,000,000 shares authorized;
         11,136,107 shares issued and outstanding                                   11,137            11,006
Additional paid in capital                                                      59,162,478        58,616,431
Accumulated deficit                                                           (39,039,508)      (33,575,764)
                                                                              ------------      ------------

       Total stockholders' equity                                               20,136,502        25,054,068
                                                                              ------------      ------------

Total liabilities and stockholders' equity                                    $ 22,867,516      $ 27,256,750
                                                                              ============      ============








   The accompanying Notes to Consolidated Financial Statements are an integral part of this Consolidated Balance Sheet.

                                  iPARTY CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                                               For the three months ended
                                                                                       March 31,
                                                                             ------------------------------
                                                                                 2000             1999
                                                                             ------------       -----------
Revenues                                                                     $    146,834      $     -
                                                                             ------------       -----------

Operating costs:
     Cost of products sold                                                        117,357            -
     Amortization of fulfillment partner warrant                                  377,744            -
     Marketing and sales                                                        2,405,456            -
     Product and technology development                                         1,864,459            -
     General and administrative                                                   572,839          555,227
     Loss resulting from abandonment of assets                                     -               273,288
     Non-cash compensation expense                                                546,178          134,134
                                                                             ------------       -----------

Operating loss                                                                 (5,737,199)        (962,649)

     Interest income                                                              273,455              814
                                                                             ------------       -----------

Net loss before income taxes                                                   (5,463,744)        (961,835)

     Provision for income taxes                                                     -                  -
                                                                             ------------       -----------
Net loss                                                                     $ (5,463,744)      $ (961,835)
                                                                             ============       ===========
Loss per share:
     Basic and diluted                                                         $    (0.49)      $    (0.09)
                                                                             ============       ===========
Weighted Average Shares Outstanding:
     Basic and diluted                                                        11,136,107        11,005,421
                                                                             ============       ===========

















   The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Statements.

                                  iPARTY CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                               For the three months ended
                                                                                       March 31,
                                                                             -----------------------------
                                                                                 2000             1999
                                                                             ------------       ----------
Cash flows from operating activities:

Net loss                                                                     $ (5,463,744)      $ (961,835)

Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization                                                735,120            9,466
       Loss resulting from abandonment of assets                                    -              273,288
       Reserve for bad debt                                                        14,607             -
     Non-cash compensation expense                                                546,178          134,134
     Decrease (increase) in:
       Accounts receivable                                                         74,296             -
       Prepaid expenses and other current assets                                  125,113          (83,355)
       Other assets                                                                (9,865)         (23,086)
     Increase (decrease) in:
       Accounts payable                                                           638,213          332,196
       Accrued severance                                                          (64,812)            -
       Accrued expenses                                                           (45,069)            -
                                                                             ------------       ----------
       Net cash used in operating activities                                   (3,449,963)        (319,192)
                                                                             ------------       ----------


Cash flows from investing activities:

Purchase of property and equipment                                               (172,963)        (387,510)
Advances to officer                                                               (14,607)           1,896
Purchase of marketable securities                                              (2,913,782)            -
Increase in restricted cash                                                        51,012             -
                                                                             ------------       ----------
Net cash used in investing activities                                          (3,050,340)        (385,614)
                                                                             ------------       ----------


Cash flows from financing activities:

Conversion of notes payable to stock                                                -             (250,000)
Proceeds from sale of stock, net of offering costs                                  -              828,320
                                                                             ------------       ----------
       Net cash provided by investing activities                                    -              578,320
                                                                             ------------       ----------

Net increase in cash and cash equivalents                                      (6,500,303)        (126,486)

Cash and cash equivalents, beginning of period                                 18,673,304          346,751
                                                                             ------------       ----------

Cash and cash equivalents, end of period                                     $ 12,173,001       $  220,265
                                                                             ============       ==========

Cash paid for:
     Interest expense                                                        $       -          $     -
                                                                             ============       ==========
     Income taxes                                                            $       -          $     -
                                                                             ============       ==========






    The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Statements.

                                  iPARTY CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

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

2. UNAUDITED INTERIM FINANCIAL INFORMATION

The interim consolidated financial statements as of March 31, 2000 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at December 31,1999 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2000 may not be indicative of the results for the year ending December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial
                                  iPARTY CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain prior period amounts have been reclassified to conform to the current period presentation.

Safe Harbor Statement

         Certain statements in this Form 10-QSB, including information set forth under Item 2 "Management's Discussion and Analysis" constitute or may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). iParty Corp. (the "Company") desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward-looking statement. Such factors include, but are not limited to: (i) the Company's insignificant historical revenues; (ii) the Company's reliance of third-party suppliers; (iii) the Company's ability to expand its website; (iv) the Company's ability to manage growth; (v) the Company's ability to develop its brand; (vi) competition; (vii) the Company's ability to adapt evolving technologies; and (viii) governmental regulation of the Internet Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations

Item 2.           Management's Discussion and Analysis

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

         We expect that our initial revenues will be derived from retail sales to consumers of party related goods. We anticipate that future revenues may be derived from (i) commissions or royalties paid by strategic partners for orders received through us; and (ii) advertising on our web site's pages, particularly the content features such as the Party Planner and PartyTalk.

Results of Operations

Three months ended March 31, 1999 compared to three months ended March 31, 2000

         Revenue for the three months ended March 31, 2000, includes the selling price of party goods sold by us, net of returns, as well as outbound shipping and handling charges. Revenue for the three months ended March 31, 2000, was approximately $147,000. There were no revenues for the three months ended March 31, 1999. Revenue is recognized at the time products are shipped to customers.

         Cost of products sold consists of the cost of merchandise sold to customers and outbound shipping and handling costs charged to us by our fulfillment partner, Taymark. For the three months ended March 31, 2000, the cost of products sold was approximately $117,000. Taymark began fulfilling orders placed on our web site on October 1, 1999.

         Amortization of fulfillment partner warrant expense consists of the amortization of the estimated fair value of the warrant issued to Taymark to provide inventory and fulfillment services to deliver merchandise ordered on the site, or directly through a toll-free telephone number, directly to consumers. On July 8, 1999, we entered into a product fulfillment agreement with Taymark. The initial term of the agreement runs through December 31, 2002. The agreement contains certain restrictions on competition by the direct marketer. As additional consideration for such restrictions and services, we issued a warrant to purchase 3,000,000 shares of common stock at an exercise price of $3.75. The warrant expires on October 1, 2002. The estimated fair value of the warrant on the date of issue was approximately $5.3 million as determined using the Black-Scholes option pricing model. The value of the warrant is included in intangible assets on the accompanying Balance Sheet as of March 31, 2000 and is being amortized over the initial term of the fulfillment agreement. For the three months ended March 31, 2000, amortization of fulfillment partner warrant expense was approximately $378,000 resulting from the amortization of this warrant.

         Marketing and sales expenses consist primarily of advertising, public relations and promotional expenditures, and all related payroll and related expenses for personnel engaged in marketing and selling activities. Marketing and sales expenses for the three months ended March 31, 2000, were approximately $2,405,000. Included in this expense was approximately $135,000 resulting from the amortization of the Margaritaville warrant. We intend to pursue a marketing campaign and will incur significant incremental costs in the future.

         Product and technology development expenses consist principally of payroll and related expenses for product development, editorial, systems and operations personnel and consultants, and systems infrastructure. Operating and development expenses for the three months ended March 31, 2000, were approximately $1,864,000. We believe that continued investment in product development is critical to attaining its strategic objectives. In addition to ongoing investments in our web site and infrastructure, we intend to increase investments in product and services.

         General and administrative ("G&A") expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. G&A expenses for the three months ended March 31, 1999 and 2000 were approximately $555,000 and $573,000, respectively. We expect G&A costs to continue to increase commensurate with our expansion plans.

         We incurred approximately $273,000 for the three months ended March 31, 1999, in losses resulting from abandonment of assets due to a write-off of web site development costs incurred during 1998 and 1999. It was determined that the costs, which had been capitalized as property and equipment, were abandoned when we selected new vendors for support of our web site, necessitating the creation of a new web site and integration components.

         We incurred approximately $134,000 and $546,000 for the three months ended March 31, 1999 and 2000, respectively, in non-cash compensation expenses. The non-cash compensation expenses resulted from stock options granted to consultants, stock options granted to celebrities who provided services to StarGreetings and the compensation expense associated with the cash-less exercise of stock options.

         Interest income on cash and cash equivalents for the three months ended March 31, 1999 and 2000, was approximately $1,000 and $273,000, respectively. The increase in income was due to higher cash and investment balances resulting from our financing activities, principally the private placement of Series B, C and D Preferred Stock completed in 1999.

         We expect to hire between ten and fifteen additional employees in the next six months as our needs may require to sustain growth and to remain competitive and creative.

Liquidity and Capital Resources

         We used cash in operating activities for the three months ended March 31, 1999 and 2000 totaling $319,000 and $3,450,000, respectively. In addition, we invested cash in property and equipment, including web site development expenditures for the three months ended March 31, 1999 and 2000 totaling $388,000 and $173,000, respectively. During 1999, we raised $27.0 million, net of offering expenses, in financing with the proceeds being used for working capital and capital expenditures.

         In 1999, we raised an aggregate of $28.5 million in equity financing. In January and February of 1999, we received net proceeds of $650,000 from the exercise of warrants for Series A convertible preferred stock. In August, September and December of 1999, we sold an aggregate of $27.9 million of convertible preferred stock and redeemable common stock purchase warrants in private offerings. The financings included the conversion of our $2.0 million of outstanding senior debt. Net proceeds to us from the financings were approximately $26.3 million (including the conversion of the $2.0 million in debt and interest thereon). We believe, based on currently proposed plans and assumptions relating to its operations, that the net proceeds from the financings and related interest income, together with anticipated revenues from operations, will be sufficient to fund our operations and working capital requirements for at least twelve months. In the event that our plans or assumptions change or prove inaccurate (due to unanticipated expenses, increased competition, unfavorable economic conditions, or other unforeseen circumstances) we could be required to seek additional financing sooner than currently expected. There can be no assurance that such additional funding will be available to us, or if available, that the terms of such additional financing will be acceptable to us.

Our Web Site

         We are launching our web site in two stages, as follows:

         First Stage. Currently, our web site contains the PartyMarket, PartyTalk and an Invitation Channel. In this first stage, we offer party related products, costumes, music, and editorial content. On-site shopping is currently limited to party goods, favors, gift wrap, cards and invitations. During this stage an outside vendor, Taymark, is responsible for consumer fulfillment and customer service.

         Second Stage. By the end of the third quarter of 2000, we expect to continue to introduce additional features to our web site, such as the Party Planner, the Party Resource, Gift Registry, Party Web Page, Birthday Club, and interactive party planning tools.

PART II  OTHER INFORMATION

Item 2. Changes in Securities

         On December 23, 1999, we issued an aggregate of 2,500,000 Series D Convertible Preferred Stock and 1,250,000 Common Stock Warrant to Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") in a private placement, Hicks Muse is an "accredited investor" (as such term is defined under Regulation D promulgated under the Securities Act) for $5,000,000 in cash. Each share of Series D Convertible Preferred Stock is convertible at any time into ten (10) shares of common stock at an initial conversion price of $2.00 per share. Each common stock warrant is convertible into one share of common stock at an exercise price of $2.00 per share. The sale of the securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder, which generally provides an exemption for certain private sales of securities.

         The following is a summary of the terms of the Series D Convertible Preferred Stock:

         Rank. The Series D Convertible Preferred Stock ranks junior to any classes of stock we have designated as "Senior Securities," prior to all of our common stock and any class or series of our capital stock created thereafter not specifically ranking by its terms senior to, or on parity with, the Series D Convertible Preferred Stock, and on parity with our Series A and Series B Convertible Preferred Stock, as to distribution of our assets upon liquidation, dissolution or winding up of us, whether voluntary or involuntary.

         Dividends. The Series D Convertible Preferred Stock bears no dividend provided that the holders will be entitled to dividends ratably with any payment to holders of common stock if declared by the Board of Directors.

         Conversion. Subject to certain adjustments, each share of Series D Convertible Preferred Stock is convertible at any time, and from time to time, at the option of the holder thereof, into a number of shares of common stock equal to the quotient derived by dividing (1) $20.00 by (2) the conversion price in effect at the time of the conversion. The initial conversion price is $2.00, reflecting an initial conversion rate of 10 shares of common stock for each share of Series D Convertible Preferred Stock. In addition, the Series D Convertible Preferred Stock will automatically convert into common stock, at the conversion rate then in effect, in the event that we consummate a secondary public offering of it common stock resulting in gross proceeds to us of at least $10,000,000.

         Anti-Dilution Provisions. Subject to certain exceptions (including the exercise of currently outstanding options or warrants, the exercise of future options issued under our stock option plan, and the conversion of our Series A or Series B Convertible Preferred Stock), if we issue common stock at a price less than the Series D Convertible Preferred Stock conversion price then in effect or the then current market price of the common stock, then the Series D Convertible Preferred Stock conversion rate will be adjusted on a weighted-average formula basis. In addition, if the number of outstanding shares of common stock is increased by a stock split, stock dividend or other similar event, the Series D Convertible Preferred Stock conversion rate is to be proportionately reduced, or if the number of outstanding shares of common stock is decreased by a combination or reclassification of shares, or other similar event, the Series D Convertible Preferred Stock conversion rate is to be proportionately increased. In addition, if, prior to the conversion of all the Series D Convertible Preferred Stock, there is any merger, consolidation, exchange of shares, recapitalization, reorganization or other similar event, as a result of which our shares of common stock are to be changed into the same or a different number of shares of the same or another class or classes of our stock or securities or another entity, that the holders of then outstanding shares Series D Convertible Preferred Stock would have the right to receive upon conversion of Series D Convertible Preferred Stock, upon the basis and upon the terms and conditions specified in the certificate of designation and in lieu of the shares of common stock immediately issuable upon conversion, such stock, securities and/or other assets which the holders would have been entitled to receive in such transaction had the Series D Convertible Preferred Stock been converted immediately prior to such transaction.

         Voting Rights. The Series D Convertible Preferred Stock will vote together as a single class with the holders of common stock, with each share of Series D Convertible Preferred Stock being entitled to cast a number of votes equal to the number of shares of common stock into which each share is then convertible (initially 10). In addition, so long as 50% of the initially issued shares of Series D Convertible Preferred Stock remain outstanding, the holders of the Series D Convertible Preferred Stock, voting as a class, will have the right to elect one director. In addition, consent of 50% of the shares of Series D Convertible Preferred Stock then outstanding is required before we can take certain actions which adversely affect the rights, preferences or privileges of the Series D Convertible Preferred Stock.

Item 5. Other Information

         On February 10, 2000, our Board of Directors elected Robert Jevon and Michael Levitt to the Board. Mr. Jevon is a partner of Boston Millennia Partners, a venture capital firm. Mr. Jevon's primary investment focus is business services, information technology and life sciences. Mr. Jevon serves on the Board of Directors of Proteome, Inc., an Internet-based provider of biological knowledge databases to pharmaceutical and biotechnology researchers, and TeleCommute Solutions, Inc., a provider of telecommunication services.

         Mr. Levitt is a partner of Hicks Muse, a global investment firm. He is responsible for originating, structuring and monitoring Hicks Muse's investments and is involved in building relationships with investment banks and commercial banking firms worldwide. Mr. Levitt serves on the Board of Directors of AMFM Corp., El Sitio, Inc., Globix Corporation, International Home Foods, Inc., RCN Corporation, Metrocall, Inc., Regal Cinema, Inc., Rhythms NetConnection, Inc. and STC Broadcasting, Inc., among others.

Item 6.  Exhibits.

         Exhibit 4.1 Certificate of Designation of Series D Convertible Preferred Stock **
         Exhibit 27.1    Financial Data Schedule

              ** Incorporated by reference from our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 14, 2000.

                                   SIGNATURES

         In accordance with requirements of the Securities Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              iPARTY CORP.

Dated:   May 15, 2000                         By:   /s/ Sal Perisano
                                                    ----------------
                                                       Sal Perisano
                                                       Chief Executive Officer

         May 15, 2000                         By:   /s/ Patrick Farrell
                                                    ----------------
                                                       Patrick Farrell
                                                       Chief Financial Officer