Form 10QSB
period 2000-06-30
IPARTY CORP
filed 2000-08-15
CIK 1078383

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                        -

                  For the quarterly period ended June 30, 2000
                                 --------------

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

                                    Yes    No X
                                  iPARTY CORP.

                         Quarterly Report on Form 10-QSB

                                Table of Contents

                                                                            PAGE

PART I   FINANCIAL INFORMATION

Item 1.           Financial Statements                                      2

                  Notes to Consolidated Financial Statements                5

Item 2.           Management's Discussion and Analysis                      6


PART II  OTHER INFORMATION

Item 6.           Exhibits                                                 11


SIGNATURES
                                  iPARTY CORP.
                           CONSOLIDATED BALANCE SHEETS


                                                                                    Unaudited            Audited
                                                                                     June 30,          December 31,
                                                                                    ------------       ------------
                                                                                        2000              1999
ASSETS

Current assets:
     Cash and cash equivalents                                                      $ 10,542,816       $ 18,673,304
     Marketable securities                                                             1,644,313            973,877
     Cash, restricted                                                                        -               51,012
     Accounts receivable                                                                     -               99,476
     Prepaid expenses and other current assets                                           378,517            428,645
                                                                                    ------------       ------------
       Total current assets                                                           12,565,646         20,226,314

     Property and equipment, net                                                         939,355            860,457
     Intangible Assets                                                                 5,092,222          6,119,734
     Other assets                                                                         56,594             50,245
                                                                                    ------------       ------------

Total assets                                                                        $ 18,653,817       $ 27,256,750
                                                                                    ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                               $  2,576,469       $  1,749,806
     Accrued severance                                                                    75,013            213,987
     Accrued expenses                                                                    877,008            238,889
                                                                                    ------------       ------------
       Total current liabilities                                                       3,528,490          2,202,682

Other Liabilities:
     Deferred Payables                                                                    33,287                -
                                                                                    ------------       ------------

Total Liabilities                                                                      3,561,777          2,202,682

Commitments and contingencies

Stockholders' Equity:
     Preferred stock - $.001 par value; 10,000,000 shares authorized; Series A preferred stock - 1,000,000 authorized;

         1,000,000 shares issued and outstanding                                           1,000              1,000
       Series B preferred stock - 1,150,000 authorized;
         1,044,952 shares issued and outstanding                                           1,045              1,045
       Series C preferred stock - 100,000 authorized;
         100,000 shares issued and outstanding                                               100                100
     Series D preferred stock - 250,000 authorized;
         250,000 shares issued and outstanding                                               250                250
     Common stock - $.001 par value; 50,000,000 shares authorized;
         11,136,107 and 11,005,691 shares issued and outstanding                          11,136             11,006
Additional paid in capital                                                            59,251,257         58,616,431
Accumulated deficit                                                                  (44,172,748)       (33,575,764)
                                                                                    ------------       ------------

       Total stockholders' equity                                                     15,092,040         25,054,068
                                                                                    ------------       ------------

Total liabilities and stockholders' equity                                          $ 18,653,817       $ 27,256,750
                                                                                    ============       ============



  The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Balance Sheet.

                                  iPARTY CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                            For the three months ended               For the six months ended
                                                                    June 30,                                 June 30,
                                                    ----------------------------------          ---------------------------------
                                                           2000               1999                  2000                   1999
                                                     ------------          ------------          ------------          ------------
Revenues                                             $    259,852           $       -            $    406,685             $     -
                                                     ------------          ------------          ------------          ------------
Operating costs:
     Cost of products sold                                375,363                   -                 492,720                   -
     Amortization of partner warrant                      377,744                   -                 755,488                   -
     Marketing and sales                                2,563,555                   -               4,979,563                   -
     Product/technology development                     1,664,788                   -               3,562,532                   -
     General and administrative                           549,544               987,988             1,078,543             1,543,214
     Loss from abandonment of assets                          -                     -                     -                 273,288
     Non-cash compensation expense                         88,777                95,269               634,956               229,403
                                                     ------------          ------------          ------------          ------------

Operating loss                                         (5,359,919)           (1,083,257)          (11,097,117)           (2,045,905)

     Interest income                                      226,679                   733               500,133                 1,547
     Interest expense                                         7                (240,989)                  -                (240,989)
                                                     ------------          ------------          ------------          ------------

Net loss before income taxes                           (5,133,240)           (1,323,513)          (10,596,984)           (2,285,347)

     Provision for income taxes                               -                     -                     -                     -
                                                     ------------          ------------          ------------          ------------
Net loss                                             $ (5,133,240)         $ (1,323,513)         $(10,596,984)         $ (2,285,347)
                                                     ============          ============          ============          ============
Loss per share:
     Basic and diluted                               $      (0.46)         $      (0.12)         $      (0.95)         $      (0.21)
                                                     ============          ============          ============          ============
Weighted Average Shares Outstanding:
     Basic and diluted                                 11,136,107            11,005,691            11,103,436            11,005,691
                                                     ============          ============          ============          ============



  The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Statements.

                                  iPARTY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                                      For the six months ended
                                                                                                              June 30,
                                                                                                -----------------------------------
                                                                                                    2000                  1999
                                                                                                ------------           ------------
Cash flows from operating activities:

Net loss                                                                                        $(10,596,984)          $ (2,285,347)

Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation and amortization                                                                  1,498,952                216,347
    Loss resulting from abandonment of assets                                                            -                  273,288
    Amortization of discount on issuance of convertible notes                                                               216,571
     Non-cash compensation expense                                                                   634,956                229,403
     Decrease (increase) in:
       Accounts receivable                                                                            99,476                    -
       Inventory                                                                                         -                 (108,466)
       Prepaid expenses and other current assets                                                      50,128                (70,400)
       Other assets                                                                                   (6,349)               (28,881)
       Increase (decrease) in:
       Accounts payable                                                                              826,663                 41,537
       Accrued severance                                                                            (138,974)                   -
       Accrued expenses                                                                              458,526                    -
                                                                                                ------------           ------------
       Net cash used in operating activities                                                      (7,173,606)            (1,515,948)
                                                                                                ------------           ------------


Cash flows from investing activities:

Purchase of property and equipment                                                                  (337,458)              (230,368)
Advances to officer                                                                                      -                   28,861
Equipment and software development                                                                       -                 (394,786)
Purchase of marketable securities                                                                   (670,436)                   -
Increase in restricted cash                                                                           51,012                    -
                                                                                                ------------           ------------
Net cash used in investing activities                                                               (956,882)              (596,293)
                                                                                                ------------           ------------


Cash flows from financing activities:

Proceeds from note payable                                                                               -                1,500,000
Proceeds from sale of stock, net of offering costs                                                       -                  750,000
Cost of sale of stock                                                                                    -                  (50,000)
                                                                                                ------------           ------------
       Net cash provided by investing activities                                                           0             2,200,000
                                                                                                ------------           ------------

Net increase (decrease) in cash and cash equivalents                                              (8,130,488)                87,759

Cash and cash equivalents, beginning of period                                                    18,673,304                346,751
                                                                                                ------------           ------------

Cash and cash equivalents, end of period                                                        $ 10,542,816           $    434,510
                                                                                                ============           ============

Cash paid for:
     Income taxes                                                                               $     28,997           $        -

Disclosure of non-cash transactions:
     Assets purchased under capital leases                                                      $    212,880           $        -
                                                                                                ============           ============


  The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Statements.

                                  iPARTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

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

2. UNAUDITED INTERIM FINANCIAL INFORMATION

The interim consolidated financial statements as of June 30, 2000 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at December 31,1999 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended June 30, 2000 may not be indicative of the results for the year ending December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Results of Operations

Three months ended June 30, 1999 compared to three months ended June 30, 2000

         Revenue for the three months ended June 30, 2000, includes the selling price of party goods sold by us, net of returns and discounts, as well as outbound shipping and handling charges. Revenue for the three months ended June 30, 2000, was approximately $260,000. There were no revenues for the three months ended June 30, 1999. Revenue is recognized at the time products are shipped to customers.

         Cost of products sold consists of the cost of merchandise sold to customers and outbound shipping and handling costs charged to us by our fulfillment partner, Taymark. For the three months ended June 30, 2000, the cost of products sold was approximately $375,000. Taymark began fulfilling orders placed on our web site on October 1, 1999.

         Amortization of fulfillment partner warrant expense consists of the amortization of the estimated fair value of the warrant issued to Taymark to provide inventory and fulfillment services to deliver merchandise ordered on the site, or directly through a toll-free telephone number, directly to consumers. On July 8, 1999, we entered into a product fulfillment agreement with Taymark. The initial term of the agreement runs through December 31, 2002. The agreement contains certain restrictions on competition by the direct marketer. As additional consideration for such restrictions and services, we issued a warrant to purchase 3,000,000 shares of common stock at an exercise price of $3.75. The warrant expires on October 1, 2002. The estimated fair value of the warrant on the date of issue was approximately $5.3 million as determined using the Black-Scholes option pricing model. The value of the warrant is included in intangible assets on the accompanying Balance Sheet as of June 30, 2000 and is being amortized over the initial term of the fulfillment agreement. For the three months ended June 30, 2000, amortization of fulfillment partner warrant expense was approximately $378,000 resulting from the amortization of this warrant.

         Marketing and sales expenses consist primarily of advertising, public relations and promotional expenditures, and all related payroll and related expenses for personnel engaged in marketing and selling activities. Marketing and sales expenses for the three months ended June 30, 2000, were approximately $2,564,000. Included in this expense was approximately $135,000 resulting from the amortization of the Margaritaville warrant. We intend to pursue a marketing campaign and will incur significant incremental costs in the future.

         Product and technology development expenses consist principally of payroll and related expenses for product development, editorial, systems and operations personnel and consultants, and systems infrastructure. Operating and development expenses for the three months ended June 30, 2000, were approximately $1,665,000. We believe that continued investment in product development is critical to attaining its strategic objectives. In addition to ongoing investments in our web site and infrastructure, we intend to increase investments in product and services.

         General and administrative ("G&A") expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. G&A expenses for the three months ended June 30, 1999 and 2000 were approximately $988,000 and $550,000, respectively. We expect G&A costs to continue to increase commensurate with our expansion plans.

         We incurred approximately $95,000 and $89,000 for the three months ended June 30, 1999 and 2000, respectively, in non-cash compensation expenses. The non-cash compensation expenses resulted from stock options granted to consultants, stock options granted to celebrities who provided services to StarGreetings and the compensation expense associated with the cash-less exercise of stock options.

         Interest income on cash and cash equivalents for the three months ended June 30, 1999 and 2000, was approximately $1,000 and $227,000, respectively. The increase in income was due to higher cash and investment balances resulting from our financing activities, principally the private placement of Series B, C and D Preferred Stock completed in 1999.

         Interest expense for the three months ended June 30, 1999 and 2000, was approximately $241,000 and $0, respectively. The interest expense in 1999 was related to convertible notes payable that were converted to preferred stock in September 1999.

Six months ended June 30, 1999 compared to six months ended June 30, 2000

         Revenue for the six months ended June 30, 2000, includes the selling price of party goods sold by us, net of returns and discounts, as well as outbound shipping and handling charges. Revenue for the six months ended June 30, 2000, was approximately $407,000. There were no revenues for the six months ended June 30, 1999. Revenue is recognized at the time products are shipped to customers.

         Cost of products sold consists of the cost of merchandise sold to customers and outbound shipping and handling costs charged to us by our fulfillment partner, Taymark. For the six months ended June 30, 2000, the cost of products sold was approximately $493,000. Taymark began fulfilling orders placed on our web site on October 1, 1999.

         Amortization of fulfillment partner warrant expense consists of the amortization of the estimated fair value of the warrant issued to Taymark to provide inventory and fulfillment services to deliver merchandise ordered on the site, or directly through a toll-free telephone number, directly to consumers. On July 8, 1999, we entered into a product fulfillment agreement with Taymark. The initial term of the agreement runs through December 31, 2002. The agreement contains certain restrictions on competition by the direct marketer. As additional consideration for such restrictions and services, we issued a warrant to purchase 3,000,000 shares of common stock at an exercise price of $3.75. The warrant expires on October 1, 2002. The estimated fair value of the warrant on the date of issue was approximately $5.3 million as determined using the Black-Scholes option pricing model. The value of the warrant is included in intangible assets on the accompanying Balance Sheet as of June 30, 2000 and is being amortized over the initial term of the fulfillment agreement. For the six months ended June 30, 2000, amortization of fulfillment partner warrant expense was approximately $755,000 resulting from the amortization of this warrant.

         Marketing and sales expenses consist primarily of advertising, public relations and promotional expenditures, and all related payroll and related expenses for personnel engaged in marketing and selling activities. Marketing and sales expenses for the six months ended June 30, 2000, were approximately $5,000,000. Included in this expense was approximately $270,000 resulting from the amortization of the Margaritaville warrant. We intend to pursue a marketing campaign and will incur significant incremental costs in the future.

         Product and technology development expenses consist principally of payroll and related expenses for product development, editorial, systems and operations personnel and consultants, and systems infrastructure. Operating and development expenses for the six months ended June 30, 2000, were approximately $3,563,000. We believe that continued investment in product development is critical to attaining its strategic objectives. In addition to ongoing investments in our web site and infrastructure, we intend to increase investments in product and services.

         General and administrative ("G&A") expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. G&A expenses for the six months ended June 30, 1999 and 2000 were approximately $1,500,000 and $1,079,000, respectively. We expect G&A costs to continue to increase commensurate with our expansion plans.

         We incurred approximately $230,000 and $635,000 for the six months ended June 30, 1999 and 2000, respectively, in non-cash compensation expenses. The non-cash compensation expenses resulted from stock options granted to consultants, stock options granted to celebrities who provided services to StarGreetings and the compensation expense associated with the cash-less exercise of stock options.

         Interest income on cash and cash equivalents for the six months ended June 30, 1999 and 2000, was approximately $1,500 and $500,000, respectively. The increase in income was due to higher cash and investment balances resulting from our financing activities, principally the private placement of Series B, C and D Preferred Stock completed in 1999.

            Interest expense for the six months ended June 30, 1999 and 2000, was approximately $240,000 and $0, respectively. The interest expense in 1999 was related to convertible notes payable that were converted to preferred stock in September 1999.

Liquidity and Capital Resources

         We used cash in operating activities for the six months ended June 30, 1999 and 2000 totaling $1,516,000 and $7,174,000, respectively. In addition, we invested cash in property and equipment, including web site development expenditures for the six months ended June 30, 1999 and 2000 totaling $625,000 and $337,000, respectively.

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

         Second Stage. By the end of the fourth quarter of 2000, we expect to continue to introduce additional features to our web site, such as the Party Planner, the Party Resource, Gift Registry, Party Web Page, Birthday Club, and interactive party planning tools.

PART II  OTHER INFORMATION

Item 6.  Exhibits.

         Exhibit 27.1    Financial Data Schedule

                                   SIGNATURES

         In accordance with requirements of the Securities Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              iPARTY CORP.

Dated:   August 14, 2000                         By:   /s/ Sal Perisano
                                                    ---------------------------
                                                       Sal Perisano
                                                       Chief Executive Officer

         August 14, 2000                         By:   /s/ Patrick Farrell
                                                    ---------------------------
                                                       Patrick Farrell