Form 10QSB
period 2000-09-30
IPARTY CORP
filed 2000-11-15
CIK 1078383

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                        -

                  For the quarterly period ended September 30, 2000
                                 --------------

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

                                    Yes    No X
                                  iPARTY CORP.

                         Quarterly Report on Form 10-QSB

                                Table of Contents

                                                                            PAGE

PART I   FINANCIAL INFORMATION

Item 1.           Financial Statements                                         3

                  Notes to Consolidated Financial Statements                   6

Item 2.           Management's Discussion and Analysis                         8


PART II  OTHER INFORMATION

Item 6.           Exhibits                                                    11


SIGNATURES



                                  iPARTY CORP.
                           CONSOLIDATED BALANCE SHEET



                                                                                September 30,     December 31,
                                                                                   2000              1999
                                                                                ------------      ------------
                                                                                (Unaudited)

ASSETS

Current assets:
     Cash and cash equivalents                                                  7,522,327         18,673,304
     Marketable securities                                                              -            973,877
     Cash, restricted                                                                   -             51,012
     Accounts receivable                                                          265,493             99,476
     Inventory                                                                  6,315,000                  -
     Prepaid expenses and other current assets                                    322,086            428,645
                                                                               ----------        -----------
       Total current assets                                                    14,424,906         20,226,314

     Property and equipment, net                                                1,091,246            860,457
     Intangible Assets                                                          4,578,466          6,119,734
     Other assets                                                                 213,961             50,245
                                                                               ----------       ------------

Total assets                                                                 $ 20,308,579       $ 27,256,750
                                                                             ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                         $ 2,834,185        $ 1,749,806
     Accrued severance                                                             75,013            213,987
     Accrued expenses                                                           1,273,234            238,889
                                                                             ------------       ------------
       Total current liabilities                                                4,182,432          2,202,682

Other Liabilities:
     Line of credit                                                             1,601,000                  -
     Deferred Payables                                                            453,022                  -
                                                                             ------------       ------------

Total Liabilities                                                               6,236,454          2,202,682

Commitments and contingencies

Stockholders' Equity:
     Preferred stock - $.001 par value;  10,000,000 shares authorized;  Series A preferred stock - 1,000,000 authorized;
         1,000,000 shares issued and outstanding                                    1,000              1,000
       Series B preferred stock - 1,157,257 authorized;
         1,517,257 and 1,044,952 shares issued and outstanding                      1,517              1,045
       Series C preferred stock - 145,198 authorized;
         145,198 and 100,000 shares issued and outstanding                            145                100
     Series D preferred stock - 362,996 authorized;
         362,996 and 250,000 shares issued and outstanding                            363                250
     Series E preferred stock - 533,333 authorized;
         533,333 shares issued and outstanding                                        533                  -
     Series F preferred stock - 114,286 authorized;
         114,286 shares issued and outstanding                                        114                  -
    Common stock - $.001 par value; 50,000,000 shares authorized;
         11,136,107 and 11,005,691 shares issued and outstanding                   11,137             11,006
Additional paid in capital                                                     64,080,855         58,616,431
Accumulated deficit                                                           (50,023,539)      (33,575,764)
                                                                              ------------      ------------

       Total stockholders' equity                                              14,072,125         25,054,068
                                                                              ------------      ------------

Total liabilities and stockholders' equity                                   $ 20,308,579       $ 27,256,750
                                                                              ============      ============





   The accompanying Notes to Consolidated Financial Statements are an integral part of this Consolidated Balance Sheet.


                                  iPARTY CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)





                                            For the three months ended        For the nine months ended
                                                    September 30,               September 30,
                                          ------------------------------     ------------------------------
                                               2000             1999              2000             1999
                                          ------------       -----------      ------------      -----------

Revenues                                  $  3,648,105        $    4,257     $   4,054,791      $     4,257

                                          ------------       -----------      ------------      -----------

Operating costs:
     Cost of products sold                   2,685,984             5,107         3,178,704            5,107
     Amortization of partner warrant           377,744           379,262         1,133,233          379,262
     Marketing and sales                     2,160,959           632,442         7,176,081          878,372

     Product/technology development          1,068,973           399,143         4,510,562          893,466
     General and administrative              1,000,144           725,653         2,079,287        1,528,614
     Loss from abandonment of assets                -             92,924                 -          366,212
     Non-cash compensation expense              88,777           531,900           723,733          761,303
                                           -----------       -----------       ------------     -----------

Operating loss                              (3,734,476)       (2,762,174)      (14,746,809)      (4,808,079)

     Interest income                           144,039            41,141           644,172           42,688
     Interest expense                          (11,000)         (763,463)          (11,000)      (1,004,452)
                                           -----------       -----------       ------------     ------------

Net loss before income taxes                (3,601,437)       (3,484,496)      (14,113,637)      (5,769,843)

     Provision for income taxes                      -                 -            84,784                -
                                           -----------       -----------       ------------     ------------
Net loss                                 $  (3,601,437)     $ (3,484,496)    $ (14,198,421)     $(5,769,843)
                                         =============      ============      =============     ============
Loss per share:
     Basic and diluted                   $       (0.53)     $      (1.72)    $       (1.48)    $      (1.93)
                                           ===========       ===========      =============     ============
Weighted Average Shares Outstanding:
     Basic and diluted                      11,136,107        11,005,691         11,114,326       11,005,691
                                           ===========       ===========      =============     ============





   The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Statements.


                                  iPARTY CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)




                                                                                For the nine months ended
                                                                                       September 30,
                                                                               -----------------------------
                                                                                 2000                1999
                                                                               ------------       ----------

Cash flows from operating activities:

Net loss                                                                      $(14,198,421)     $(5,769,843)

Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                2,109,181           665,723
    Loss resulting from abandonment of assets                                            -           366,213
    Amortization of discount on issuance of convertible notes                            -           948,602
     Non-cash compensation expense                                                 723,733           761,303
     Decrease (increase) in:
       Accounts receivable                                                        (166,016)                -
       Prepaid expenses and other current assets                                   106,559          (150,292)
       Other assets                                                               (163,716)          (36,981)
       Inventory                                                                (6,315,000)                -
     Increase (decrease) in:
       Accounts payable                                                          1,084,379           857,606
       Accrued severance                                                          (138,974)                -
       Accrued expenses                                                          1,034,346                 -
       Other Liabilities                                                           453,022                 -
                                                                              ------------        ----------
       Net cash used in operating activities                                   (15,470,907)       (2,357,669)
                                                                              ------------        ----------

Cash flows from investing activities:

Purchase of property and equipment                                                (796,994)         (457,811)
Advances to officer                                                                      -            22,656
Equipment and software development                                                       -          (695,533)
Purchase of marketable securities                                                  973,877                 -
Increase in restricted cash                                                         51,012              (109)
                                                                               -----------        ----------
Net cash provided by (used in) investing activities                                227,895        (1,130,797)
                                                                               -----------        ----------

Cash flows from financing activities:

Proceeds from line of credit                                                     1,601,000                 -
Proceeds from note payable                                                               -         2,000,000
Proceeds from sale of stock, net of offering costs                               2,491,035        19,998,483
                                                                              ------------        ----------
       Net cash provided by investing activities                                 4,092,035        21,998,483
                                                                              ------------        ----------

Net (decrease)increase in cash and cash equivalents                            (11,150,977)       18,510,017

Cash and cash equivalents, beginning of period                                  18,673,304           346,751
                                                                              ------------        ----------

Cash and cash equivalents, end of period                                     $   7,522,327       $18,856,768
                                                                              ============        ==========

Cash paid for:
     Interest expense                                                        $      11,000       $         -
                                                                              ============        ==========
     Income taxes                                                            $      84,784       $         -
                                                                              ============        ==========

Supplemental disclosure of non-cash financing activities:
    Conversion of notes payable to Series A preferred
     Stock                                                                   $           -       $   250,000
                                                                              ============        ==========
     Conversion of notes payable and accrued interest to
     Series B preferred stock                                                $           -       $ 2,055,850
                                                                              ============        ==========



     The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Statements.

                                  iPARTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

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

Effective July 2, 1998, iParty Corp. ("iParty" or the "Company") merged into WSI Acquisition Corp. ("WSI"), an inactive company. The merger was consummated through an exchange of shares that resulted in iParty LLC receiving 6,000,000 common shares or 54.5% of the outstanding shares of WSI. In connection with the merger and as a condition thereof, WSI sold, in two private placements, an aggregate of 4,585,000 shares of common stock of which 3,624,043 shares were sold for $.01 per share and 960,957 shares, together with warrants to purchase 1,000,000 shares of Series A preferred stock, were sold for $1.00 per share or aggregate proceeds of $997,197 before related expenses. The merger has been treated as a re-capitalization for accounting purposes and iParty's historic capital accounts were retroactively adjusted to reflect the 6,000,000 shares issued by WSI in the transaction. In addition, as WSI had no assets before the merger and the private placements, the 420,421 outstanding common shares of WSI have been recorded at par value with a corresponding charge to additional paid-in capital. The statement of operations reflects the operations of iParty from the commencement of its operations from March 12, 1998 and also reflects the operations of iParty LLC, the predecessor company, from January 1998 through March 12, 1998. In connection with the merger, WSI changed its name to iParty Corp. On August 3,2000, iParty Corp. formed a subsidiary corporation, iParty Retail Stores Corp. On August 15,2000 the subsidiary purchased the fixtures, leases and inventory of 33 retail party stores.

The Company's efforts are devoted to developing the Internet resources to provide consumers a comprehensive web site where they can seek party planning advice and information and locate and contract for party goods and services.

2. UNAUDITED INTERIM FINANCIAL INFORMATION

The interim consolidated financial statements as of September 30,2000 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at December 31,1999 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended September 30, 2000 may not be indicative of the results for the year ending December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain prior period amounts have been reclassified to conform to the current period presentation.

2a. Segment  Reporting
         Segment information provided below divides revenues and expenses by corporation. iParty Corp. income and expenses relate to the on-line and catalogue sales. iParty Retail Stores Corp. income and expenses relate to retail operations exclusively.



       Three Months Ending September                            iParty Retail
                  30,2000                       iParty Corp     Stores Corp             Total
                                                -----------     --------------          -----
    Net Revenue                                 $348,105           $3,300,000      $3,648,105
                                               ==========           =========      ==========
    Net (Loss)                                $(2,911,438)         $(689,999)     $(3,601,437)
                                               ==========           =========      ==========




On August 15,2000, iParty Retail Stores Corp. acquired the leases, inventory and fixtures of 33 retail party good stores. The following schedule gives comparative information reported as if the investment had been made on January 1, 1999.


                                              Three Months Ended                  Nine Months Ended
                                                 September 30,                      September 30,
                                                 -------------                      -------------
                                            2000              1999              2000             1999
                                            ----              ----              ----             ----
    Revenues                           $7,410,105       $9,652,257        $29,078,791       $3,2826,257)
    Operating (Loss)                   $(4,630,440)     $(4,993,174)      $(17,530,773)     $(8,036,079)

    Net (Loss)                         $(4,501,401)     $(5,715,496)      $(16,986,385)     $(8,997,843)
    Preferred Stock                    $2,249,354       $(15,492,000)     $(2,249,354)      $(15,492,000)
    beneficial conversion              -------------    -------------     -------------     -------------
    feature
    Net (Loss) Available               $(6,750,755)     $(21,207,496)     $(19,235,739)     $(24,489,843)
    to Common Stockholders

    Per Share Information
    Net (Loss) per share:
        Basic and Diluted              $(.61)           $(1.93)            $(1.73)           $(2.23)
                                       ======            ======            =======            ======

    Weighted Average Shares:
        Basic and Diluted              $11,136,107      $11,005,691       $11,114,326       $11,005,691
                                       ===========      ===========       ==========        ===========


2b. Earnings Per Share
The company has computed net income(loss) per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). Under the provisions of SFAS No. 128, basic net income(loss) per common share (Basic EPS") is computed by dividing net income(loss) by the weighted average number of common shares outstanding. Dilutive net income(loss) per common shares (Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding using the treasury-stock method.

The following table sets forth the calculation on a pro-forma basis of the diluted earnings per share for the periods noted.


                                         For the three months ended             For the nine months ended
                                                 September 30                          September 30,
                                                 ------------                          -------------
                                           2000               1999                2000                1999
                                           ----               ----                ----                ----
Net Loss                                  $(3,601,437)        (3,484,496)       ($14,198,421)        $(5,769,843)
Preferred Stock beneficial                ($2,249,354)       (15,492,000)        ($2,249,354)       $(15,492,000)
                                          ------------       ------------        ------------       -------------
conversion feature

Net(Loss) available to common            ($5,850,791)        (18,976,496)        ($16,447,775)       $(21,261,843)
                                         =============       ============         ============        ============
shareholders

Weighted Average Shares
Outstanding:
Basic and diluted                          11,136,107         11,005,691          11,114,326          11,005,691
                                           ==========         ==========          ==========          ==========


Loss per share - basic and diluted:            ($.53)            ($1.72)             ($1.48)             ($1.93)
                                               ======            =======             =======             =======


Safe Harbor Statement

         Certain statements in this Form 10-QSB, including information set forth under Item 2 "Management's Discussion and Analysis" constitute or may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). We desire to avail ourself of certain "safe harbor" provisions of the Act and are therefore including this special note to enable us to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward-looking statement. Such factors include, but are not limited to:
(i) our insignificant historical revenues; (ii) our reliance of third-party suppliers; (iii) our ability to expand our website; (iv) our ability to manage growth; (v) our ability to develop our brand; (vi) competition; (vii) our ability to adapt evolving technologies; and (viii) governmental regulation of the Internet. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations.




Item 2.           Management's Discussion and Analysis

Overview

         We intend to become the premier multi-channel party supply resource with distribution on-line, through catalogues and in retail stores.

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

         In April 2000, we launched our catalogue operation, specializing in the seasonal party needs of the consumer.

         On August 15,2000 iParty Retail Stores Corp. purchased assets consisting of 33 store leases, fixtures and inventory from The Big Party Corporation. This enabled us to set up retail operations and to become a multi-channel outlet for party supplies.

Results of Operations

Three months ended September 30, 1999 compared to three months ended September 30, 2000

         Revenue for the three months ended September 30, 2000, includes the selling price of party goods sold by us, net of returns and discounts, as well as outbound shipping and handling charges. Revenue for the three months ended September 30, 2000 and 1999 were approximately $ 3,648,000 and $ 4,000 respectively. Revenue is recognized at the time products are shipped to customers.

         Cost of products sold consists of the cost of merchandise sold to customers, store rent, warehousing costs, store payroll and outbound shipping and handling costs charged to us by our fulfillment partner, Taymark. Cost of products sold the three months ended September 30, 2000 and 1999 were approximately

$2,686,000 and $ 5,000 respectively. Taymark began fulfilling orders placed on our web site on October 1, 1999.

         Amortization of fulfillment partner warrant expense consists of the amortization of the estimated fair value of the warrant issued to Taymark to provide inventory and fulfillment services to deliver merchandise ordered on the site, or directly through a toll-free telephone number, directly to consumers. On July 8, 1999, we entered into a product fulfillment agreement with Taymark. The initial term of the agreement runs through December 31, 2002. The agreement contains certain restrictions on competition by the direct marketer. As additional consideration for such restrictions and services, we issued a warrant to purchase 3,000,000 shares of common stock at an exercise price of $3.75. The warrant expires on October 1, 2002. The estimated fair value of the warrant on the date of issue was approximately $5.3 million as determined using the Black-Scholes option pricing model. The value of the warrant is included in intangible assets on the accompanying Balance Sheet as of September 30, 2000 and is being amortized over the initial term of the fulfillment agreement. For the three months ended September 30, 2000 and 1999, amortization of fulfillment partner warrant expense was approximately $378,000 resulting from the amortization of this warrant.

         Marketing and sales expenses consist primarily of advertising, public relations and promotional expenditures, and all related payroll and related expenses for personnel engaged in marketing and selling activities. Marketing and sales expenses for the three months ended September 30, 2000 and 1999 were approximately $2,161,000 and $632,000, respectively. Included in the September 30, 2000 expense was approximately $135,000 resulting from the amortization of the Margaritaville warrant.

         Product and technology development expenses consist principally of payroll and related expenses for product development, editorial, systems and operations personnel and consultants, and systems infrastructure. Operating and development expenses for the three months ended September 30, 2000 and 1999 were approximately $1,069,000 and $399,000 respectively.

         General and administrative ("G&A") expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. G&A expenses for the three months ended September 30, 2000 and 1999 were approximately $1,000,000 and $726,000, respectively.

         We incurred approximately $89,000 and $532,000 for the three months ended September 30, 2000 and 1999 respectively, in non-cash compensation expenses. The non-cash compensation expenses resulted from stock options granted to consultants and stock options granted to celebrities who provided services to StarGreetings.

         Interest income on cash and cash equivalents for the three months ended September 30,2000 and 1999, was approximately $144,000 and $41,000, respectively.
The increase in income was due to higher cash and investment balances resulting from our financing activities, principally the private placement of Series B, C, D, E, and F Preferred Stock completed in 1999 and 2000.

         Interest expense for the three months ended September 30, 2000 and 1999, was approximately $ 11,000 and $763,000, respectively. The interest expense in 2000 was related to the line of credit in our subsidiary iParty Retail Stores Corp. The interest expense in 1999 was related to convertible notes payable that were converted to preferred stock in September 1999.



Nine months ended September 30, 1999 compared to nine months ended September 30, 2000

         Revenue for the nine months ended September 30, 2000, includes the selling price of party goods sold by us, net of returns and discounts, as well as outbound shipping and handling charges. Revenue for the nine months ended September 30, 2000 and 1999 was approximately $4,055,000 and $4,000. Revenue is recognized at the time products are shipped to customers.

         Cost of products sold consists of the cost of merchandise sold to customers and outbound shipping and handling costs charged to us by our fulfillment partner, Taymark. For the nine months ended September 30, 2000 and 1999 the cost of products sold was approximately $3,179,000 and $ 5,000 respectively. Taymark began fulfilling orders placed on our web site on October 1, 1999.

         Amortization of fulfillment partner warrant expense consists of the amortization of the estimated fair value of the warrant issued to Taymark to provide inventory and fulfillment services to deliver merchandise ordered on the site, or directly through a toll-free telephone number, directly to consumers. On July 8, 1999, we entered into a product fulfillment agreement with Taymark. The initial term of the agreement runs through December 31, 2002. The agreement contains certain restrictions on competition by the direct marketer. As additional consideration for such restrictions and services, we issued a warrant to purchase 3,000,000 shares of common stock at an exercise price of $3.75. The warrant expires on October 1, 2002. The estimated fair value of the warrant on the date of issue was approximately $5.3 million as determined using the Black-Scholes option pricing model. The value of the warrant is included in intangible assets on the accompanying Balance Sheet as of September 30, 2000 and is being amortized over the initial term of the fulfillment agreement. For the nine months ended September 30, 2000 and 1999, amortization of fulfillment partner warrant expense was approximately $1,133,000 and $379,000 respectively; resulting from the amortization of this warrant.

         Marketing and sales expenses consist primarily of advertising, public relations and promotional expenditures, and all related payroll and related expenses for personnel engaged in marketing and selling activities. Marketing and sales expenses for the nine months ended September 30, 2000 and 1999, were approximately $7,176,000 and $878,000. Included in this expense was approximately $408,000 resulting from the amortization of the Margaritaville warrant recorded in the period ending September 30, 2000

         Product and technology development expenses consist principally of payroll and related expenses for product development, editorial, systems and operations personnel and consultants, and systems infrastructure. Operating and development expenses for the nine months ended September 30, 2000 and 1999 were approximately $4,511,000 and $893,000 respectively.

         General and administrative ("G&A") expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. G&A expenses for the nine months ended September 30, 2000 and 1999 were approximately $2,079,000 and $1,529,000 respectively.

         We incurred approximately $724,000 and $761,000 for the nine months ended September 30, 2000 and 1999, respectively, in non-cash compensation expenses. The non-cash compensation expenses resulted from stock options granted to consultants, stock options granted to celebrities who provided services to StarGreetings and the compensation expense associated with the cash-less exercise of stock options.

         Interest income on cash and cash equivalents for the nine months ended September 30, 2000 and 1999, was approximately $644,000 and $43,000, respectively. The increase in income was due to higher cash and investment balances resulting from our financing activities, principally the private placement of Series B, C, and D Preferred Stock completed in 1999, and Series E and F completed in 2000.

            Interest expense for the nine months ended September 30, 2000 and 1999, was approximately $11,000 and $1,004,000, respectively. The interest expense in 2000 was related to a line of credit in our subsidiary iParty Retail Stores Corp. The interest expense in 1999 was related to convertible notes payable that were converted to preferred stock in September 1999.

Liquidity and Capital Resources

         We used cash in operating activities for the nine months ended September 30, 2000 and 1999 totaling $15,471,000 and $2,357,669, respectively. In addition, we invested cash in property and equipment, including web site development expenditures for the nine months ended September 30, 2000 and 1999 totaling $797,000 and $1,152,000, respectively. During 1999, we raised $21,593,000, net of offering expenses, in financing with the proceeds being used for working capital and capital expenditures. For the nine months ending September 30, 2000 we raised $2,491,035 net of offering expenses.

         In 1999, we raised an aggregate of $28.5 million in equity financing. In January and February of 1999, we received net proceeds of $650,000 from the exercise of warrants for Series A convertible preferred stock. In August, September and December of 1999, we sold an aggregate of $27.9 million of convertible preferred stock and redeemable common stock purchase warrants in private offerings. The financings included the conversion of our $2.0 million of outstanding senior debt. Net proceeds to us from the financings were approximately $26.3 million (including the conversion of the $2.0 million in debt and interest thereon). In September 2000, Paragon Capital issued a $7.5 million line of credit, secured by inventory, to the iParty Retail Stores Corp. As of September 30,2000, the portion of the line of credit in use was $1.6 million.

          We believe, based on currently proposed plans and assumptions relating to its operations, that the net proceeds from the financings and related interest income, together with anticipated revenues from operations and the line of credit, will be sufficient to fund our operations and working capital requirements for at least twelve months. In the event that our plans or assumptions change or prove inaccurate (due to unanticipated expenses, increased competition, unfavorable economic conditions, or other unforeseen circumstances) we could be required to seek additional financing sooner than currently expected. There can be no assurance that such additional funding will be available to us, or if available, that the terms of such additional financing will be acceptable to us.

Acquisition
On August 3,2000 iParty Corp formed a subsidiary corporation, iParty Retail Stores Corp. On August 15, 2000, iParty Retail Stores Corp. paid $4,858,289 for 33 building leases, fixtures and inventory from The Big Party Corporation.


PART II  OTHER INFORMATION

Item 6.  Exhibits.

         (a) Exhibit 27.1    Financial Data Schedule

         (b) During the period commencing last quarter of the period covered by this report to date, the following reports on Form 8-K were filed by the
Registrant:

Date of Report          Item Reported               Descriptioned Item
--------------          -------------               ------------------
August 30, 2000         Item 2. Acquisitioned       The Company acquired certain
                        Assets                      assets from the Big Party
                        Item 5. Other Events        Corporation that involved
                                                    33 retail stores. The
                                                    Company completed a private
                                                    placement of Series E
                                                    Convertible Preferred Stock
                                                    raising $2,000,000. The
                                                    proceeds of the private
                                                    placement were used to
                                                    finance the acquisition.

September 15, 2000      Item 5. Other Events        The Company completed a
                                                    private placement of Series
                                                    F Convertible Preferred
                                                    Stock raising $500,000. The
                                                    proceeds of the private
                                                    placement were used in part
                                                    to finance the acquisition
                                                    of certain assets by the
                                                    Company of the Big Party
                                                    Corporation.

                                   SIGNATURES

         In accordance with requirements of the Securities Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              iPARTY CORP.

Dated:    November 14,2000                         By:   /s/ Sal Perisano
                                                         -----------------------
                                                         Sal Perisano
                                                         Chief Executive Officer

                                                   By:   /s/ Patrick Farrell
                                                         -----------------------
                                                         Patrick Farrell