Form 10KSB
period 2000-12-30
IPARTY CORP
filed 2001-04-02
CIK 1078383

--------------------------------------------------------------------------------

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

                                       OR

                 [_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-25507

                                  IPARTY CORP.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                            ------------------------

                   DELAWARE                                      13-4012236
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

              1457 VFW PARKWAY                                     02132
           BOSTON, MASSACHUSETTS                                (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (617) 323-0822
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

     The Issuer's revenues for its most recent fiscal year ended December 30, 2000 were $18,619,877.

     On March 27, 2001, the aggregate market value of the voting stock of the Registrant (consisting of common stock, $.001 par value (the "Common Stock")) held by non-affiliates of the Registrant was approximately $1,944,911 based on the closing price for such Common Stock on said date as reported by the American Stock Exchange.

     On March 27, 2001, there were 12,966,075 shares of Common Stock, $.001 par value, issued and outstanding.

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

     On December 15, 2001, we moved our executive offices to Boston, Massachusetts from New York, New York. Our executive offices are now located at 1457 VFW Parkway, Boston, Massachusetts, 02132. Our phone number is (617) 323-0822. Our web site is located at http://www.iparty.com. The information on our web site is not a part of this Report.

  Our Business

       We intend to become a leading brand in the party industry and a leading resource for consumers seeking party goods, party planning advice and relevant information. We are a multi-channel retailer in three channels: retail stores, Internet and catalog. This year we expect to further integrate the marketing and positioning of these channels and by 2002 provide an integrated shopping experience to our consumers.

  Retail Operation

       On August 3, 2000, iParty Retail Stores Corp. ("iParty Retail") was incorporated as a wholly owned subsidiary of the Company to operate a chain of retail stores selling party goods. On August 15, 2000, iParty Retail acquired certain assets from The Big Party Corporation ("The Big Party"), which was operating under the protection of the Bankruptcy Court of the State of Delaware. iParty Retail acquired inventory, fixed assets and the leases of 33 retail stores from The Big Party in consideration of cash and assumption of certain liabilities. The Big Party filed for bankruptcy protection during the second quarter of 2000 and the acquisition was approved by the United States Bankruptcy Court, District of Delaware on August 16, 2000.

       The retail stores are located throughout New England with the highest concentration of 18 stores in Massachusetts; five are located in Connecticut, three in Rhode Island, three in New Hampshire, one in Maine and three in Florida. Our stores average 10,000 square feet in size and feature over 20,000 products ranging from greeting cards and balloons to more unique merchandise such as pinatas, gag gifts, masquerade and Hawaiian Luau items. Our sales are driven by the following events: New Year's, Valentine's Day, St. Patrick's Day, Easter, Memorial Day, Fourth of July, Labor Day, Halloween, Thanksgiving, Christmas and Chanukah and lifetime events such as anniversaries, graduations, birthdays, and bridal or baby showers.

  Internet Operation

     We intend to become the premier brand in the on-line party industry and the leading resource on the Internet for consumers seeking party goods, party services, party planning advice and information. Our web site was initially launched in February 1999.

     From children's birthday parties to weddings, from Super Bowl to Halloween parties, we intend to make it easy and convenient for the party giving consumer to select themes, make comprehensive plans, and purchase all of the goods and services needed for a successful event. Our operational goal is to provide a simple, seamless transaction process for the consumer. When a consumer comes to our web site, the consumer is able to select a theme, fill a virtual shopping basket with goods and services, and pay for everything at one time at the check-out screen. Once the order has been placed, the consumer is notified of the order's status via e-mail. The consumer is also able to dial our toll-free number, 1-800-4iParty, to talk to a customer service representative who is knowledgeable about our products.

     Although the consumer interacts only with us, the actual fulfillment is performed by a network of strategic partners, vendors, and subcontractors. These strategic partners ship direct to the consumer. Typically, the strategic partners are catalog companies and/or established direct marketing merchants.

     Taymark, one of the largest direct marketer's of party supplies in the United States provides inventory and fulfillment services to deliver merchandise ordered on our web site, or through a toll-free telephone number, directly to consumers. Taymark provides our customers with customer service through a toll-free telephone number. The initial term of our agreement with Taymark runs through December 31, 2002 and it maybe renewed by us under certain circumstances. The agreement contains certain restrictions on competition by Taymark. Nothing in the agreement prohibits us from fulfilling orders placed on our web site directly or through third-parties.

  The Design and Content of Our Web Site

     Our web site, which was initially launched in February 1999, was re-developed and launched in October 1999. Our goal in designing our web site was, and continues to be, to allow the consumer to easily navigate our web site and to pay for everything ordered in one payment transaction without ever having to leave our web site.

     Currently, our web site contains two key features: the PartyMarket and PartyTalk. PartyMarket resembles a mall of shops devoted entirely to the goods and services that relate to the party theme chosen by the consumer. The PartyMarket's theme channels include birthday, milestone, seasonal, basic and costumes. Within each channel, the consumer can select a specific party, such as anniversaries or weddings in the milestone channel or New Year's Eve in the seasonal channel. Once the consumer has selected a theme, they will be able to order party goods, favors, gift wrap, cards and invitations for direct shipment. As the consumer selects products, the products are added to the shopping basket, and when the consumer is finished shopping, the transaction is completed at a simple check-out screen.

     PartyTalk is a continuation of the PartyMarket. It carries news, articles and features. The content is directed at our target consumers: mothers, and party-givers. Articles include topics such as Tips & Trends, the Craft Corner, the Safety Zone and Party Tips.

     We also have a wholly-owned subsidiary, StarGreetings, Inc., a Delaware corporation. StarGreetings intends to offer a personalized video greeting from celebrities from entertainment, music, fashion, politics and animation who will talk about the special occasion, such as a birthday, anniversary, etc.

     As of March 30, 2001, we have exclusive StarGreeting contracts with five celebrities. We have no plans to attempt to sign up additional celebrities in fiscal year 2001. The agreements are substantially similar and consist of three compensation components: (1) a flat fee; (2) a commission upon the sale of each greeting (a portion of which is payable to the charity of the celebrities choice); and (3) an option to purchase common stock. The terms of the agreements range from one to three years.

     The concept underlying StarGreetings is licensed to StarGreetings, Inc. through August 15, 2018. We pay a 2.5% royalty on the gross revenues received in connection with each greeting. To date, no revenues have been generated using this concept and we have no plans to launch this service in fiscal year 2001.

      Since inception, we have spent approximately $1,000,000 on construction of our web site and $100,000 on development of StarGreetings video software. In fiscal year 2001, we do not expect to invest in the further construction of our web site or the StarGreetings concept.

--------------------------------------------------------------------------------

  Sales and Marketing

     On September 27, 1999, we entered into two separate agreements with America Online, Inc. a Shopping Channel Promotion Agreement and an Advertising Purchase Agreement. Pursuant to the terms of the Shopping Channel Promotion Agreement, we occupied Featured Branding Position on the front page of AOL's Kid's, Toys & Babies Commerce Center. The position featured a direct link to our web site. We also occupied a Gold Position in AOL's Tabletop & Entertainment Commerce Center. Total payments in connection with these agreements were to be $1.28 million. The two agreements were terminated on September 29, 2000, with total payments made through the termination date totaling $1,166,849. Under the terms of the termination agreement, no further obligation is required from either party.

     On August 11, 1999, we entered into an 18 month agreement with LinkShare Corporation to provide services, using LinkShare's proprietary software, to facilitate establishing links between our web site and tracking sales through such affiliates. We paid LinkShare a one-time fee and will pay commissions for sales completed through the system. For the years ended December 30, 2000 and December 31, 1999, we incurred commission expense under this agreement totaling $13,128 and $0, respectively.

     On December 21, 1999, we entered into a product license agreement with Margaritaville Holdings. Under the agreement, we license the "Margaritaville" name for use in a distinct area of our web site which we will use for the offer and sale of Margaritaville related products. The initial term of the agreement runs through December 20, 2002. We will pay a 6% royalty on the sale of products which bear the "Margaritaville" name. For the years ended December 30, 2000 and December 31, 1999, we did not incur any royalty expense associated with the sale of products which bear the "Margaritaville" name.

  Competition

     The party supplies retailing business is highly competitive. We compete with a variety of smaller and larger retailers, including single owner-operated party supply stores, specialty party supply retailers, general mass merchants, super markets, department stores, catalog and Internet stores. Our competitors include Hallmark and American Greetings for cards and invitations, Party City in the retail business, and Celebrate Express in the catalog and Internet business.

     Although barriers to entry are minimal, as new competitors can open new stores and/or launch new Internet sites at a relatively low cost, we believe that the costs to remain competitive, can be significant. These costs include the development of a robust site, the hiring of human resources with industry knowledge and the marketing costs associated with the building of a widely-recognized brand.

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

--------------------------------------------------------------------------------

Employees

     We have 178 full-time employees and 530 part-time employees. None of our employees are represented by a labor union, and we consider our relationship with our employees to be good.

ITEM 2. PROPERTIES

     We lease office and retail space at 1457 VFW Parkway, Boston, Massachusetts, 02132. The lease, which runs through October 9, 2002, is for 20,000 square feet. The retail store uses 10,688 square feet and the remainder is used for our corporate office. The total monthly rent is $10,219. We believe that our space is adequate for our immediate needs. We believe that this property is adequately covered by insurance.

       We also lease office space at 130 West 30th Street, 10th Floor, New York, New York 10001. The lease runs through March 31, 2005. The total monthly rent is $17,833. We are currently marketing the space for a possible sublet that we believe will have been finalized by the end of June 2001.

ITEM 3. LEGAL PROCEEDINGS

     Pursuant to an Asset Purchase Agreement dated August 2, 2000, as amended, we purchased from The Big Party, Debtor and Debtor-in-Possession, 33 retail locations and the assets located therein, including inventory. We and The Big Party are in disagreement concerning the value and amount due on account of the inventory. In addition, the parties set up a $100,000 escrow of funds paid under the agreement as security for rental payments and other adjustments due, and the parties are in discussions concerning the portion thereof which belongs to us. The Big Party filed a complaint to the U.S. Bankruptcy Court for the District of Delaware in January 2001 seeking payment of $625,568 on account of the inventory. We are disputing the amount claimed and intend to file an answer and a possible counterclaim for amounts due on account of the escrow referred to above. We are also in negotiations with The Big Party seeking to reach an agreeable compromise. This matter is in the preliminary stages. In the opinion of our management, we are adequately reserved and this should not result in final judgement or settlement that would have a material adverse effect on our financial condition or results of operations.

       We are not a party to any other material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.






--------------------------------------------------------------------------------

                                     PART II

ITEM 5. MARKET FOR AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Principal Market

     The American Stock Exchange is the principal market for our Common Stock, where our shares are traded under the symbol "IPT."

  Market Information

     The following table sets forth the range of high and low bid quotations for our Common Stock for each of the quarters of the fiscal years ended December 31, 1999 and December 30, 2000. Our Common Stock began trading on the American Stock Exchange under the name iParty Corp., symbol "IPT" on January 3, 2000. Our Common Stock was quoted OTC Electronic Bulletin Board under the name iParty Corp., symbol "IPTY" commencing July 1998. Prior to that time, from February 1998, until July 1998, our Common Stock was quoted on the OTC Bulletin Board under the name of WSI Acquisitions, Inc., symbol "WSIA". The quotations represent inter-dealer prices without retail markup, mark down or commission and may not necessarily represent actual transactions.

PERIOD                                                           HIGH      LOW
--------------------------------------------------------------   -----    -----
Fourth Quarter--2000..........................................   $0.31    $0.13
Third Quarter--2000...........................................    0.69     0.25
Second Quarter--2000..........................................    2.38     0.38
First Quarter--2000...........................................    4.25     2.06
Fourth Quarter--1999..........................................   $2.81    $2.19
Third Quarter--1999...........................................    3.93     2.62
Second Quarter--1999..........................................    5.00     2.44
First Quarter--1999...........................................    6.68     3.12

  Dividends

     We have never paid a cash dividend on our shares of Common Stock and we have no present expectation of doing so in the foreseeable future.

  Approximated Number of Equity Security Holders

     The approximate number of record holders of our Common Stock as of March 27, 2001 was 98. Such number of record owners was determined from our shareholder records, and does not include beneficial owners of our Common Stock whose shares are held in the names of various security holders, dealers and clearing agencies. We believe that the number of beneficial owners of our Common Stock held by others as or in nominee names exceeds 500 in number.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     Certain statements in this Form 10-KSB, including information set forth under Item 6 "Plan of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The words "anticipates," "believes," "estimates," "expects," "plans," "intends" and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. We desire to avail ourselves of certain "safe harbor" provisions of the Act and are therefore including this special note to enable us to do so. Forward-looking statements included in this Form 10-KSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statements. Such future results are based upon our best estimates based upon current conditions and the most recent results of operations. Various risks, uncertainties and

--------------------------------------------------------------------------------
contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including, but not limited to, the following: the success or failure of our efforts to implement our business strategy; our inability to obtain additional financing, if required; third-party suppliers failure to fulfill their obligations to us; intense competition; the failure of our systems or those of our third-party suppliers; and government regulation of the Internet.

  Overview

       We intend to become the premier multi-channel party supply resource with distribution on-line, through catalogues and retail stores.

       Our web site was launched in February 1999. On October 12, 1999, we launched the new iParty.com site, a destination for party goods and party planning. From Pokemon costumes to birthday party packs to fog machines, an online party magazine to party safety tips, iParty.com presents consumers with what we believe to be a sophisticated, yet fun and easy-to-navigate online party resource. Offering convenience and an extensive assortment of merchandise, we believe iParty.com is refocusing the party goods industry back to the needs of the consumer. At the click of a mouse, party givers can enjoy one-stop shopping and easy-to-find pricing while purchasing all their party needs.

       In April 2000, we launched our catalogue operation, specializing in the seasonal party needs of the consumer.

       On August 15, 2000 iParty Retail purchased assets consisting of 33 store leases, fixtures and inventory from The Big Party. This enabled us to set up retail operations and to become a multi-channel outlet for party supplies.

       For the year ended December 30, 2000, we changed our fiscal year-end from the last day of the calendar year to the last Saturday of December. This change was made to align the fiscal year end of the Company to its subsidiaries.

  Results of Operations

    Year ended December 31, 1999 compared to year ended December 30, 2000

       Revenue includes the selling price of party goods sold, net of returns and discounts, as well as outbound shipping and handling charges. Revenue is recognized at the time of sale for retail sales and the time products are shipped to customers for Internet sales. Consolidated revenue for the year ended December 30, 2000 and December 31, 1999 were $18,619,877 and $138,545 respectively. For the year ended December 30, 2000, revenue from retail stores totaled $17,469,777 and revenue from the Internet totaled $1,150,100. For the year ended December 31, 1999, revenue from retail stores totaled $0 and revenue from the Internet totaled $138,545. The increase in Internet revenue is due to increased traffic, revenue from repeat customers and 2000 having a full year of operations.

       Cost of products sold consists of the cost of merchandise sold to customers, store rent, warehousing costs, and outbound shipping and handling costs charged to us by our fulfillment partner, Taymark. Consolidated cost of products sold the year ended December 30, 2000 and December 31, 1999 were $11,734,011 or 63% of revenue and $111,961 or 81% of revenue respectively. For the year ended December 30, 2000, cost of products sold from retail stores totaled $10,609,756 or 61% of revenue and cost of products sold from the Internet totaled $1,124,255 or 98% of revenue. For the year ended December 31, 1999, cost of products sold from retail stores totaled $0 and cost of products sold from the Internet totaled $111,961 or 81% of revenue. The increase in cost of products sold percentage for the Internet is due to an accounting change related to the recording of coupon expense, which is now recorded as a reduction to revenue.

       Amortization of fulfillment partner warrant expense consists of the amortization of the estimated fair value of the warrant issued to Taymark to provide inventory and fulfillment services to deliver merchandise ordered on the site, or directly through a toll-free telephone number, directly to consumers. On July 8, 1999, we entered into a product fulfillment agreement with Taymark.

--------------------------------------------------------------------------------

The initial term of the agreement runs through December 31, 2002. The agreement contains certain restrictions on competition by the direct marketer. As additional consideration for such restrictions and services, we issued a warrant to purchase 3,000,000 shares of common stock at an exercise price of $3.75. The warrant expires on October 1, 2002. The estimated fair value of the warrant on the date of issue was approximately $5.3 million as determined using the Black-Scholes option pricing model. The value of the warrant was included in intangible assets on the accompanying Balance Sheet and was being amortized over the initial term of the fulfillment agreement. For the year ended December 30, 2000 and December 31, 1999 amortization of fulfillment partner warrant expense was $4,532,930 and $755,488, respectively resulting from the amortization of this warrant. On December 30, 2000, it was determined that the Company had not met certain minimum purchase requirements for the year as outlined in the agreement with Taymark. As a result of this shortfall, the restrictions on competition by Taymark as outlined in the agreement were lifted rendering the remaining unamortized value of the warrant worthless. Therefore, the remaining balance of $3,021,954 was charged to expense.

       Marketing and sales expenses consist primarily of advertising, public relations and promotional expenditures, as well as all related payroll and related expenses for personnel engaged in marketing and selling activities, including store payroll. Consolidated marketing and sales expenses for the year ended December 30, 2000 and December 31, 1999 were $13,058,710 and $4,016,539, respectively. For the year ended December 30, 2000, marketing and sales expenses for retail stores totaled $5,045,884 and marketing and sales expenses for the Internet totaled $8,012,826. Included in the marketing and sales expenses for the Internet was $1,586,803 resulting from the amortization of the
Margaritaville warrant. For the year ended December 31, 1999, marketing and sales expenses for retail stores totaled $0 and marketing and sales expenses for the Internet totaled $4,016,539. Included in the marketing and sales expenses for the Internet was $45,337 resulting from the amortization of the Margaritaville warrant. The increase in marketing and sales expenses for the Internet was due to having a full year of operations in 2000. The increase in the amortization of the Margaritaville warrant was due to a $1,042,756 write-off of the remaining unamortized value of the warrant. On December 30, 2000 it was determined that the remaining value of the asset would not be realized over the remaining term of the contract and was therefore charged to expense.

       Product and technology development expenses consist principally of payroll and related expenses for product development, editorial, systems and operations personnel and consultants, and systems infrastructure related to the Company's web site. Product and technology development expenses for the year ended December 30, 2000 and December 31, 1999 were $5,173,828 and $2,418,516, respectively. The increase in product and technology development expenses is due to increased site development in 2000. The Company is transitioning from the site development phase to a site maintenance phase and expects that these expenses will be lower in 2001.

       General and administrative ("G&A") expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. Consolidated G&A expenses for the year ended December 30, 2000 and December 31, 1999 were $3,682,312 and $2,010,470, respectively. For the year ended December 30, 2000, G&A for retail stores totaled $1,756,140 and G&A for the Internet totaled $1,926,172. For the year ended December 31, 1999, G&A for retail stores totaled $0 and G&A for the Internet totaled $2,010,470. The decrease in G&A for the Internet is due to an effort to reduce the level of spending in this area.

       Restructuring expenses consist of expenses incurred as a result of closing our New York office on December 15, 2000. These expenses include severance, relocation and other office closing costs. The expense of $1,093,328 is a one-time charge.

     For the year ended December 30, 2000 and December 31, 1999, we incurred $5,784 and $518,915 in losses resulting from abandonment of assets. The losses for 1999 consisted of approximately $273,000 due to a write-off of web site development costs incurred during 1998 and 1999. It was determined that the costs, which had been capitalized as property and equipment, were abandoned when we selected new vendors for support of our web site, necessitating the creation of a new web site and integration components. The remaining $246,000 represents capitalized production and development costs that were written off when we modified the StarConcept.

--------------------------------------------------------------------------------

       The non-cash compensation expense consists of the amortization of stock options granted to consultants related to the Internet operation. Non-cash compensation expense for the year ended December 30, 2000 and December 31, 1999 were $812,510 and $847,741, respectively.

       Interest income on cash and cash equivalents for the year ended December 30, 2000 and December 30, 1999 was $733,163 and $289,721, respectively. The increase in income was due to higher cash and investment balances resulting from our financing activities, principally the private placement of Series B, C, and D Convertible Preferred Stock completed in 1999, and Series E and F completed in 2000.

       Interest expense for the year ended December 30, 2000 and December 31, 1999 was $149,346 and $1,004,051, respectively. The interest expense in 2000 was related to the iParty Retail line of credit. The interest expense in 1999 was related to convertible notes payable that were converted to preferred stock in September 1999.

  Liquidity and Capital Resources

       We used cash in operating activities for the year ended December 30, 2000 and December 31, 1999 totaling $14,159,135 and $6,175,729, respectively. In addition, we invested cash in property and equipment, including web site development expenditures, acquisition of operating assets from The Big Party, and marketable securities for the year ended December 30, 2000 and December 31, 1999 totaling $4,670,459 and $2,489,786, respectively. During 2000, we raised $2,491,035, net of offering expenses in financing with the proceeds being used towards the purchase the 33 retail stores from The Big Party. The purchase price of those assets totaled $4,858,289. We also used $2,800,790 of our bank line to fund our working capital and capital expenditures in the fourth quarter of 2000. During 1999, we raised $26,992,079, net of offering expenses, in financing with the proceeds being used for working capital and capital expenditures.

       To date, we raised an aggregate of $30.9 million in equity financing. In September 2000, Paragon Capital LLC issued a $7.5 million line of credit, secured by inventory, to the iParty Retail.

       On August 1, 2000, the Company established a line of credit with a bank. The new agreement permits maximum borrowings equal to the lesser of $7,500,000 or the borrowing base, as defined. Interest on the line of credit for the first $5,000,000 borrowed ("Line Interest Rate") will be payable at the greater of the bank's base rate (9.5% at December 30, 2000) plus 1% or 8%. Interest on the sub-line borrowing, money borrowed between $5,000,000 and $7,500,000, will be payable at the bank rate plus 2%. The agreement also provides for a Commitment Fee of 1% or $75,000 and an Annual Facility Fee of 0.5% per annum of the maximum amount of the special sub-line. This agreement expires on July 31, 2003. As of December 30, 2000, the Company had $2,800,790 outstanding under the line of credit. At December 30, 2000, the Company was out of compliance with certain loan covenants and had obtained waivers on all such covenants.

       As of March 2001, the Company and its lender have modified its borrowing facility by adjusting certain covenants and other provisions based on the Company's operating plan for 2001. As of January 2001, the Company was out of compliance with certain of the amended covenants and had obtained waivers on all such covenants.

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

    Acquisitions

--------------------------------------------------------------------------------

     On August 3, 2000 iParty Corp formed a subsidiary corporation, iParty Retail Stores Corp. On August 15, 2000, iParty Retail Stores Corp. paid approximately $4,900,000 for 33 building leases, fixtures and inventory from The Big Party Corporation.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements attached hereto.

ITEM 8. CHANGES  IN  AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
FINANCIAL DISCLOSURE

     Not applicable.






--------------------------------------------------------------------------------

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth certain information regarding our executive officers and directors:

NAME                      AGE   POSITION
-----------------------   ---   ------------------------------------------------
Sal Perisano...........   50    Chief Executive Officer, Director
Patrick Farrell........   33    President, Chief Financial Officer
Robert Jevon...........   48    Director
Robert H. Lessin.......   45    Director
Stuart G. Moldaw.......   73    Director
Christina Weaver.......   30    Director

     Sal Perisano has been a Director of our company since October 1998 and our Chief Executive Officer since April 15, 1999. In December 1992, Mr. Perisano co-founded The Big Party Corporation, a retail chain of 54 party supply stores, headquartered in West Roxbury, Massachusetts. Mr. Perisano served as President and Chairman of The Big Party Corporation from 1992 to January 1999. In 1981, he co-founded Videosmith, which became Boston's dominant video retailer. In 1989, Videosmith was sold to a publicly traded company called Xtravision PLC, which owned 250 stores throughout the U.K. and Ireland. Mr. Perisano stayed on as a Director and was later named Chief Executive Officer of the parent company, which was subsequently acquired by Blockbuster Video. Mr. Perisano holds a B.A. from Boston College and an M.A. from Harvard University.

     Patrick Farrell has been our President since November 2000 and Chief Financial Officer since April 1999. From 1996 until joining iParty, Mr. Farrell was a director, Financial Planning & Analysis and Controller for N2KInc. where he helped negotiate that company's merger with CDnow. Prior to N2K, he served as Controller at EMI Music Group/Angel Records and as Manager of Finance and
Accounting for Polygram/Def Jam Recordings, Inc. He began his professional career at Arthur Andersen LLP, where he was an Audit Senior when he left in 1994. Mr. Farrell holds an M.B.A. from New York University and graduated with honors in Accounting from Temple University and is a Certified Public Accountant.

     Robert Jevon has been a Director of our company since February 2000. Mr. Jevon is a Partner of Boston Millennia Partners, a venture capital firm and has held such position since February 2000, and has been a Principal of the firm since 1997. Mr. Jevon's primary investment focus is business services, information technology and life sciences. Mr. Jevon serves on the Board of Directors of Proteome, Inc., an Internet-based provider of biological knowledge databases to pharmaceutical and biotechnology researchers, and TeleCommute Solutions, Inc., a provider of telecommunication services. Prior to his current position, Mr. Jevon was a Venture Affiliate of Boston Capital Ventures from 1995 to 1996 and was a Principal of Watch Hill Corporation from 1993 to 1995. From 1989 to 1992, he was the Controller of Bolt Beranek & Newman's Communications Division. He is a graduate of Haverford College and holds an M.B.A. from the Amos Tuck School at Dartmouth College.

     Robert H. Lessin has been a Director of our company since July 1998. Mr. Lessin has been Chairman of Wit Capital Corp., an on-line broker-dealer, since April 1998. From 1993 until 1997, Mr. Lessin was Vice Chairman of Salomon Smith Barney, where he served as head of its Investment Banking Division. Mr. Lessin also serves on the Board of Directors of CBS MarketWatch.com, a financial and news provider on the Internet.

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

--------------------------------------------------------------------------------

     Christina Weaver has been a Director of our company since December 2000. Ms. Weaver is an Associate of Hicks, Muse, Tate & Furst Incorporated, a global private equity investment firm, which she joined in February 1995. Ms. Weaver also serves on the Board of Directors of Vidrio Formas SA de CV. She received her undergraduate degree from Harvard University and her M.B.A. from Harvard Business School.


COMMITTEES OF THE BOARD OF DIRECTORS

     We have no nominating committee. We have an audit committee consisting of Messrs. Jevon and Moldaw and Ms. Weaver, and a compensation committee consisting of Messrs. Jevon and Perisano. We also have an executive committee consisting of Messrs. Perisano, Lessin and Moldaw. We have key-man life insurance policies in the amount of $2,000,000 on the lives of both Mr. Perisano and Ms. Dorice Dionne, our Senior Vice President--Merchandising.

DIRECTOR COMPENSATION

     Under our 1998 Incentive and Non-qualified Stock Option Plan, each non-employee director is granted, on the effective date of the commencement of his or her term as director, options to purchase 25,000 shares of common stock. In addition, each of our directors who is not an executive officer is granted, on an annual basis on the last trading date in August of each year, commencing August 1998, options to acquire 25,000 shares of common stock, at an exercise price equal to the fair market value of the underlying common stock on the date of grant.

CERTAIN REPORTS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     No person who, during the fiscal year ended December 30, 2000, was a Director, Officer or beneficial owner of more than ten percent of our Common Stock (which is the only class of our securities registered under Section 12 of the Securities Exchange Act of 1934 (the "Act") (a "Reporting Person"), failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year. The foregoing is based solely upon our a review of Forms 3 and 4 during the most recent fiscal year as furnished to us under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY EXECUTIVE OFFICER COMPENSATION TABLE

     The following table summarizes the aggregate cash compensation paid during 2000, 1999 and 1998 (see footnotes below) to our Chief Executive Officer and other executive officers that received compensation during 2000 in excess of $100,000 in salary and bonus pursuant to their contracts. Currently, options have been granted to management as indicated below.



SECURITIES
UNDER
NAME AND PRINCIPAL POSITION                 YEAR     SALARY     BONUS    COMPENSATION    OPTIONS/SAR'S
------------------------------------------  -----    --------   ------   ------------    -------------
Sal Perisano, Chief Executive Officer(1)...  2000    $249,522      --             --           464,260
                                             1999     111,442      --             --           797,230
                                             1998          --      --             --            50,000

Patrick Farrell, President and Chief
  Financial Officer (2)....................  2000    $146,032      --             --           165,657
                                             1999      87,939      --             --           190,000
                                             1998          --      --             --                --

John Jolly, Former Chief Operating
  Officer(3)...............................  2000    $135,641      --             --           308,675
                                             1999          --      --             --                --
                                             1998          --      --             --                --

Byron Hero, Former Chief Executive
  Officer(4)...............................  2000          --      --             --                --
                                             1999    $ 72,917      --       $145,836                --
                                             1998    $104,166      --             --           300,000
Maureen Broughton Murrah,
  Former President(5)......................  2000          --      --       $250,000                --
                                             1999    $154,919      --          5,000                --
                                             1998    $ 69,327      --             --           300,000

--------------------------------------------------------------------------------

------------------
(1)      Mr. Perisano did not begin his employment with us until March 30, 1999.

(2)      Mr. Farrell did not begin his employment with us until April 1, 1999.

(3) Mr. Jolly did not begin his employment with us until April 26, 2000. On December 15, 2000, Mr. Jolly was terminated as a result of the New York office closing and will receive severance payments equal to six months salary.

(4) Mr. Hero resigned as our Chief Executive Officer as of April 15, 1999. Mr. Hero did not receive any severance payment in connection with his resignation. On April 15, 1999, Mr. Hero entered into a 12 month consulting agreement. Payments made under this agreement are reflected in other annual compensation.

(5)      Ms.  Broughton  Murrah  resigned as our President on November 15, 1999.
         Ms. Broughton Murrah did not receive any severance payment in connection with her resignation. In February 2000, Ms. Broughton Murrah exercised stock option on a cashless basis generating taxable compensation.


                                                       OPTION GRANTED IN LAST
                                                            FISCAL YEAR
                                                    ---------------------------
                                                 NUMBER OF     PERCENT OF
                                                 SECURITIES    TOTAL OPTIONS
                                                 UNDERLYING    GRANTED TO
                                                 OPTIONS       EMPLOYEES IN     EXERCISE    EXPIRATION
NAME AND PRINCIPAL POSITION                      GRANTED       FISCAL YEAR       PRICE        DATE
---------------------------------------------   ----------    -------------     --------    ---------

Sal Perisano, Chief Executive Officer.........    464,260         17.3%         $ 0.69      6/15/2010

Patrick Farrell, President
  and Chief Financial Officer.................    165,657          6.2%         $ 0.69      6/15/2010

John Jolly, Former Chief Operating Officer(1).    250,000         11.5%         $ 1.50      4/14/2010
                                                   58,675                       $ 0.69      6/15/2010


------------------
(1) As a result of his termination, Mr. Jolly's options will expire on 4/15/01 if not exercised.

  INDEMNIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

     Our certificate of incorporation and bylaws provide that we indemnify all of our directors and officers to the fullest extent permitted by the Delaware General Corporation Law. Under our certificate of incorporation and bylaws, any director or officer, who in his capacity as such is made or threatened to be made, party to any suit or proceeding, will be indemnified. A director or officer will be indemnified if it is determined that the director or officer acted in good faith and in a manner he reasonably believed to be in or not opposed to our best interests. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and persons controlling our company pursuant to the foregoing provision, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

     We maintain a directors' and officers' liability insurance policy covering certain liabilities that may be incurred by directors and officer in connection with the performance of their duties. We pay the entire premium for the liability insurance.

EMPLOYMENT AND CONSULTING AGREEMENTS

     We have entered into a consulting agreement with Mr. Perisano for the services of Mr. Perisano and his wife, Ms. Dionne. The consulting period terminated on December 31, 1999. Pursuant to this agreement, Mr. Perisano was entitled to options to purchase 25,000 shares of common stock, at the price on the date of grant ($1.43), and additional options to purchase 25,000 shares of

--------------------------------------------------------------------------------
common stock in the event their consulting hours exceed 100. Their consulting hours exceeded 100 on January 19, 1999. Consequently, Mr. Perisano was granted options to purchase 25,000 shares of common stock at an exercise price of $5.38 per share, the price of the common stock on such date.

     We have entered into an employment agreement with Mr. Perisano which provides for him to act as our Chief Executive Officer for a term expiring on March 30, 2002 and devote substantially his full working time and attention to our business. The agreement provided for an initial annual salary of $150,000, which amount was increased to $250,000 beginning January 1, 2000 plus a discretionary bonus to be determined by the Board of Directors. As described in the agreement, on March 30, 1999 Mr. Perisano was granted options to purchase an aggregate of 337,500 shares of common stock under our stock purchase plan with an exercise price equal to the fair market value of the common stock on the date of grant ($3.75). Such options will vest as follows: provided that Mr. Perisano remains continuously employed by us, options with respect to 112,500 shares of common stock will vest on March 30, 2000, 1/24th of the remaining 225,000 shares of common stock will vest each month beginning on April 30, 2000 for a period of 24 months. As further described in the agreement, on August 26, 1999 Mr. Perisano was granted options to purchase an aggregate of 434,730 shares of common stock pursuant to our stock purchase plan with an exercise price equal to $2.00. Such options will vest as follows: provided that Mr. Perisano remains continuously employed by us, options with respect to 144,910 shares of common stock vested on August 26, 2000, 1/24th of the remaining 289,820 began vesting and continue to vest each month beginning September 26, 2000 for a period of 24 months. The agreement provides that if Mr. Perisano is terminated without cause, or resigns for "good reason" he will be entitled to receive his then current salary for a period of nine months. The agreement contains certain restrictions on competition.

     We have entered into an employment agreement with Ms. Dionne. The agreement provides that she will act as Senior Vice President--Merchandising for a term expiring on March 30, 2002 and devote substantially her full working time and attention to our business. The agreement provides for an initial annual salary of $100,000, which amount was increased to $125,000 beginning January 1, 2000, plus a discretionary bonus to be determined by the Board of Directors. As described in the agreement, on March 30, 1999 she was granted options to purchase an aggregate of 337,500 shares of common stock pursuant to our stock option plan with an exercise price equal to the fair market value of the common stock on the date of grant ($3.75 per share). Such options will vest as follows: provided that she remains continuously employed by us, options with respect to 112,500 shares of common stock vested on March 30, 2000, 1/24th of the remaining 225,000 shares of common stock began vesting and continue to vest each month beginning on April 30, 2000 for a period of 24 months. The agreement provides that if she is terminated without cause, she will be entitled to receive her then current salary for a period of six months. The agreement contains certain customary restrictions on competition.

     We entered into an employment agreement with Mr. Farrell dated March 12, 1999 which provided for Mr. Farrell to serve as our Senior Vice President and Chief Financial Officer for a term which expired on December 31, 2000. The agreement provided for an initial base salary of $115,000 per year. In connection with the agreement Mr. Farrell was granted options to purchase an aggregate of 115,000 shares of common stock under our stock option plan. Options with respect to 50,000 shares vested on August 1, 1999 and options with respect to the remaining 65,000 shares vested on February 1, 2000. If we terminate the employment agreement without cause, Mr. Farrell is entitled to receive his full then current base salary for a period of three months from the date of termination and half of his then current base salary for a period of three months thereafter.

         On November 1, 2000, we amended Mr. Farrell's employment agreement dated March 12, 1999. The amended employment agreement provides for Mr. Farrell to serve as our President and Chief Financial Officer and as President of our subsidiary, iParty Retail for a term which expires December 31, 2001. The agreement provides for an initial base salary of $165,000 per year. If employed at the end of the term, Mr. Farrell will receive a bonus equal to four and one-half months of his base salary. If we terminate the employment agreement without cause, Mr. Farrell is entitled to receive his full then current base salary for a period of four and one-half months from the date of termination.

--------------------------------------------------------------------------------

     We have entered into a consulting agreement with Mr. Moldaw, a Director of our company, dated September 7, 1999. The agreement has a term of three years but may be terminated by either party upon 90 days' written notice. Under the terms of agreement, Mr. Moldaw was granted options to purchase 100,000 shares of common stock with an exercise price of $2.00 per share. Such options vest as follows: provided that Mr. Moldaw is still providing us with consulting services, options with respect to 33,334 shares of common stock vested on September 6, 2000. 1/24th of options with respect to 66,666 shares of common stock began vesting and continue to vest each month beginning on September 6, 2000 for a period of 24 months.

     We entered into a consulting agreement with Mr. Byron Hero, our former Chief Executive Officer and a former Director, dated April 14, 1999. In connection with the consulting agreement, Mr. Hero's employment agreement was terminated and Mr. Hero resigned as Chief Executive Officer and a Director of our company. Mr. Hero did not receive any severance payment in connection with his resignation as Chief Executive Officer. Pursuant to the terms of the consulting agreement, Mr. Hero served as non-executive Chairman of StarGreeting, Inc., our wholly-owned subsidiary, until April 14, 2000. During the term of the agreement, Mr. Hero received a fee of $20,833.33 per month. As a result of the modification of the StarConcept, Mr. Hero was terminated on September 30, 1999 and he will be entitled to receive his fee for the remainder of the contract. Under Mr. Hero's employment agreement, he was granted options to purchase an aggregate of 300,000 shares of common stock under our stock option plan. Such options remain in effect. As a result of Mr. Hero's termination, his options expired on July 14, 2000. He did not exercise any of his options.

STOCK OPTION PLAN

     In July 1998, our Board of Directors adopted the Incentive and Nonqualified Stock Option Plan, under which there are currently 7,000,000 shares of common stock reserved for issuance. Our plan provides for the award of options, which may either be incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended or non-qualified options which are not subject to special tax treatment under the Code. Our Board of Directors or a committee appointed by our Board administers our stock option plan. Officers, directors, key employees of, and consultants to, us or any parent or subsidiary corporation selected by the administrator are eligible to receive options under the plan. Subject to certain restrictions, the administrator is authorized to designate the number of shares to be covered by each award, the terms of the award, the dates on which and the rates at which options or other awards may be exercised, the method of payment and other terms.

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

     In the event of any change in the outstanding shares of common stock by reason of any reclassification, recapitalization, merger, consolidation, reorganization, spin-off, issuance of warrants or rights or debentures, stock dividend, stock split or reverse stock split, cash dividend, property dividend or similar change in the corporate structure, the administrator will make an appropriate adjustment in the aggregate number of shares available under our stock option plan and in the number of shares and price per share subject to outstanding options. In the event that we are reorganized, consolidated, or merged with another corporation, or if all or substantially all of our assets are sold or exchanged, the holder of the option is entitled to receive upon the exercise of his or her option, the same number and kind of shares of stock as he

--------------------------------------------------------------------------------
or she would have been entitled to receive upon the happening of any such corporate event as if he had exercised such option and had been immediately prior to such event, the holder of the number of shares covered by such option.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 27, 2001, certain information with respect to the beneficial ownership of each class of our equity securities by each director, beneficial owners of 5% or more of our common stock, the named executive officers and all of our directors and executive officers as a group.


                                                                  NUMBER OF COMMON
                                                                  SHARES BENEFICIALLY
NAME OF BENEFICIAL OWNER(1)                                             OWNED(2)             PERCENT OF CLASS
---------------------------------------------------------         ---------------------      ----------------

Sal Perisano.............................................                503,745(3)               3.76%
Patrick Farrell..........................................                164,915(4)               1.26%
Robert H. Lessin ........................................          11,359,863(5)(7)              61.99%
  c/o WIT Capital
  826 Broadway, 6th Floor
  New York, NY 10003
James McCann ............................................                699,600(6)               5.43%
  1-800 Flowers
  1000 Stewart Avenue
  Westbury, NY 11590r
iParty LLC ..............................................              6,000,000(7)              46.54%
  c/o Robert H. Lessin
  826 Broadway, 6th Floor
  New York, NY 10003
Ajmal Khan ..............................................              3,231,665(8)              20.07%
  The Verus Group
  1177 West Hastings Street
  Vancouver, British Columbia
  Canada V6E 2K3
Stuart G. Moldaw ........................................                351,769(9)               2.64%
  700 Airport Boulevard
  Burlingame, California 94010
Roccia Partners, L.P. ...................................             4,032,130(10)              23.82%
  826 Broadway
  New York, NY 10003
Boston Millennia Partners, LP............................             2,244,930(11)              14.83%
  30 Rowes Wharf
  Suite 330
  Boston, MA 02110
Hampton Associates Limited ..............................             1,261,617(12)               8.91%
  1702 Dina House
  Ruttonjee Centre
  11 Duddell Street
  Central Hong Kong
HMTF-iPC, LLC ...........................................             5,444,939(13)              29.69%
  200 Crescent Court, Suite 1600
  Dallas, TX 75201
Patriot Capital Limited..................................             1,142,860(14)               8.14%
  P.O. Box 438
  Road Town
  Tortola, British Virgin Island
Robert Jevon  ...........................................                75,000(15)               0.58%
  Boston Millennia Partners, LP
  30 Rhowes Wharf
  Suite 330
  Boston, MA 02110
Christina Weaver.........................................                25,000(16)               0.19%
  Hicks, Muse, Tate & Furst Incorporated
  200 Crescent Court, Suite 1600
  Dallas, TX 75201
Taymark..................................................             3,000,000(17)              18.88%
  4875 White Bear Parkway
  White Bear Lake, MN 55110


--------------------------------------------------------------------------------



All Officers and Directors as a Group (6 persons).......          12,480,292                 64.26%


------------------
 (1) Unless otherwise indicated, all addresses are c/o iParty Corp., 1457 VFW Parkway, Boston, Massachusetts, 02132.

 (2) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities and Exchange Act, and unless otherwise indicated, represents shares for which the beneficial owner has sole voting and investment power. The percentage of class is calculated in accordance with Rule 13d-3 and is based on 12,966,075 shares outstanding as of March 27, 2001.

 (3) Includes 463,745 shares of common stock that may be acquired upon the exercise of presently exercisable options issued pursuant to the Plan (including 50,000 options in connection with his consulting agreement and 25,000 in connection with his role as a Director of the Company) and 40,000 shares of common stock.

 (4) Includes 150,415 shares of common stock that may be acquired upon the exercise of presently exercisable options issued pursuant to the Plan and 14,500 shares of common stock.

 (5) Includes (1) 6,000,000 shares of common stock owned by iParty LLC, in which Mr. Lessin is a member and the manager and a 78.34% owner, (2) 175,000 shares of common stock which may be acquired upon the exercise of presently exercisable options issued under the Plan, (3) 273,268 shares of common stock which may be acquired upon the exercise of presently exercisable warrants, (4) 1,451,980 shares of common stock which may be acquired upon the conversion of 145,198 shares of presently convertible Series B convertible preferred stock (5) 792,950 shares of common stock which may be acquired upon the exercise of redeemable common stock purchase warrants, and (6) 2,666,665 shares of common stock which may be acquired upon the conversion of 266,666 shares of presently convertible Series E convertible preferred stock.

 (6) Includes 699,000 shares of common stock owned by iParty LLC, in which Mr. McCann is a member and a 11.66% owner. Such shares represent his ownership interest in iParty LLC.

 (7)   iParty  LLC  is  a  Delaware  limited  liability  company  and  a  46.54%
       shareholder of iParty Corp. Mr. Lessin is the manager and 78.334% owner of iParty LLC.

 (8) Includes (1) 75,000 shares of common stock which may be acquired upon the exercise of presently exercisable options issued pursuant to the Plan,
       (2) 25,000 shares of common stock held by Verus Capital Corp., of which Mr. Khan is the sole stockholder, and (3) 2,666,665 shares of common stock which may be acquired upon the conversion of 266,666 shares of presently convertible Series E convertible preferred stock. Also includes presently exercisable options, held by Verus Capital Corp., to purchase 225,000 and 240,000 shares of Series A preferred stock from Henslowe Trading Limited and Ruffino Developments Limited, respectively.

 (9) Includes (1) 145,200 shares of common stock which may be acquired upon the conversion of 14,520 shares of presently convertible Series B convertible preferred stock, (2) 79,295 shares of common stock which may be acquired upon the exercise of redeemable common stock purchase warrants, and (3) 127,274 shares of common stock which may be acquired upon the exercise of presently exercisable options issued under the Plan.

(10) Includes 2,607,910 shares of common stock which may be acquired upon the conversion of 260,791 shares of presently convertible Series B convertible preferred stock and 1,424,220 shares of common stock which may be acquired upon the exercise of redeemable common stock purchase warrants.

(11) Includes 1,451,980 shares of common stock that may be acquired upon the conversion of 145,198 shares of presently convertible Series C convertible preferred stock and 792,950 shares of common stock which may be acquired upon the exercise of redeemable common stock purchase warrants owned by Boston Millennia Partners Limited Partnership and an

--------------------------------------------------------------------------------
       affiliated entity. Mr. Jevon disclaims beneficial ownership of such shares except to the extent of his ownership interest in the entities which own such shares.

(12) Includes (1) 651,100 shares of common stock which may be acquired upon the conversion of 65,110 shares of presently convertible Series B convertible preferred stock, (2) 254,942 shares of common stock which may be acquired upon the exercise of presently exercisable warrants and (3) 355,575 shares of common stock which may be acquired upon the exercise of redeemable common stock purchase warrants.

(13) Includes 3,629,960 shares of common stock which may be acquired upon the conversion of 362,996 shares of presently convertible Series D convertible preferred stock and 1,814,979 shares of common stock which may be acquired upon the exercise of redeemable common stock purchase warrants owned by HMTF-iPC, LLC. HMTF-iPC, LLC is a limited liability company of which the sole member is HMTF Bridge Partners, L.P., a limited partnership the sole general partner of which is HMTF Bridge Partners, LLC, a limited liability company of which Mr. Thomas O. Hicks is the sole member. Accordingly, Mr. Hicks may be deemed to be the beneficial owner of all or a portion of the stock owned of record by HMTF-iPC, LLC. Mr. Hicks expressly disclaims (1) the existence of any group and (2) beneficial ownership with respect to any shares of common stock not owned of record by him.

(14)   Includes  1,142,860 shares of common stock which may be acquired upon the
       conversion  of  114,286   shares  of  presently   convertible   Series  F
       convertible preferred stock.

(15) Includes 75,000 shares of common stock that may be acquired upon the exercise of presently exercisable options issued pursuant to the Plan.

(16) Includes 25,000 shares of common stock that may be acquired upon the exercise of presently exercisable options issued pursuant to the Plan.

(17) Includes 3,000,000 shares of common stock that may be acquired upon the exercise of presently exercisable warrants.

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

     Pursuant to the terms of an April 1998 finders fee agreement between Mr. Hero and a predecessor entity, prior to him becoming a director or officer of the Company, he was entitled to receive a finder's fee in the amount of 5% of the first $2,000,000 in equity raised from any party introduced by him. In connection with our merger, we assumed the obligations under this agreement. In connection with the agreement, $2,000,000 was raised. As a result, we paid Mr. Hero $100,000. Mr. Hero is not a registered broker-dealer.

     We entered into a Funding Agreement, dated as of March 31, 1999, and amended as of April 14, 1999, with Mr. Ajmal Khan, a former director of the Company, and Mr. Robert H. Lessin, a director of the Company (the "Funding Agreement"). Pursuant to the terms of the Funding Agreement each of Mr. Kahn (or his designees) and Mr. Lessin advanced certain funds to us. In connection with each such funding, the funding party received a 10% Senior Secured Promissory Note ("Notes") for the amount funded and warrants to purchase such number of shares of Common Stock equal to the amount funded divided by the closing bid price of the Common Stock on the date of each such funding. $2,000,000 was funded pursuant to the Funding Agreement ($1,125,000 by Mr. Lessin and $875,000 by Hampton Associates Limited. Mr. Khan's designee under the Funding Agreement) and warrants to purchase 528,210 shares of Common Stock were issued at a

--------------------------------------------------------------------------------
weighted-average exercise price of $3.79 per share. In connection with our private placement of Series B Convertible Preferred Stock and Common Stock purchase warrants, the $2,000,000 principal amount of the Notes and an aggregate of $55,850 of interest were converted into the shares offered in the private placement at the offering price. In addition, Mr. Lessin purchased $841,000 of Units at the offering price.

       On August 11, 2000, the Company completed a private placement of Series E Convertible Preferred Stock with Messrs. Khan and Lessin, raising proceeds of $2,000,000. Messrs. Khan and Lessin invested $1,000,000 each. The financing was comprised of 533,333 shares of Series E Preferred Stock convertible into an aggregate of 5,333,333 shares of common stock.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (A) 1. Financial Statements

         See Index to Financial Statements Attached hereto.

         2. Exhibits:

         Incorporated by reference to the Exhibit Index at the end of this Report.

     (B) Reports on Form 8-K

     During the last quarter of the period covered by this Report, we did not file any reports on Form 8-K.









--------------------------------------------------------------------------------

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

Dated: March 30, 2001

     IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

      SIGNATURE                               TITLE               DATE
-------------------------  -----------------------------------   -------------

   /s/ SAL PERISANO        Chief Executive Officer, Principal    March 30, 2001
-------------------------  Executive Officer and Director
     Sal Perisano

   /s/ ROBERT JEVON        Director                              March 30, 2001
-------------------------
     Robert Jevon

  /s/ ROBERT LESSIN        Director                              March 30, 2001
-------------------------
    Robert Lessin

 /s/ STUART G. MOLDAW      Director                              March 30, 2001
-------------------------
   Stuart G. Moldaw

  /s/ CHRISTINA WEAVER     Director                              March 30, 2001
-------------------------
    Christina Weaver

 /s/ PATRICK FARRELL       President, Chief Financial Officer    March 30, 2001
-------------------------  and Principal Financial Officer
   Patrick Farrell








--------------------------------------------------------------------------------

                              EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
------   -----------------------------------------------------------------------

  3.1     --   Restated  Certificate of Incorporation  of WSI Acquisition  Corp.
               and  Certificate of Merger by iParty Corp.  into WSI  Acquisition
               Corp.(1)
  3.2     --   By-Laws of WSI Acquisition Corp., as amended.(1)
  4.1     --   Certificate of Designation of Series B Preferred  Stock of iParty
               Corp.(2)
  4.2     --   Certificate of Designation of Series C Preferred  Stock of iParty
               Corp.(2)
  4.3     --   Certificate of Designation of Series D Preferred  Stock of iParty
               Corp.
  4.4     --   Certificate of Designation of Series E Preferred  Stock of iParty
               Corp.(5)
  4.5     --   Certificate of Designation of Series F Preferred  Stock of iParty
               Corp.(6)
  4.6     --   Warrant  Agreement   between  iParty  Corp.,   Continental  Stock
               Transfer and Trust Company and Commonwealth Associates, LP.(2)
  4.7     --   Warrant  Agreement   between  iParty  Corp.,   Continental  Stock
               Transfer and Trust Company and Commonwealth Associates, LP.(2)
 10.1     --   Merger Agreement by and between iParty Corp. and WSI Acquisitions
               Corp.(1)
 10.2     --   1998 Incentive and Non-Qualified Stock Option Plan.(1)
 10.3     --   Fry Multimedia Web Site Development Service Agreement.(1)
 10.4     --   iVillage Web Site Development Service Agreement.(1)
 10.5     --   OrderTrust Agreement between iParty Corp. and OrderTrust.(1)
 10.6     --   Consulting Agreement by Byron Hero.(3)
 10.7     --   Employment Agreement of Patrick Farrell.(3)
 10.8     --   Amended and Restated Employment Agreement of Patrick Farrell.**
 10.9     --   Employment Agreement of Sal Perisano.(2)
 10.10    --   Employment Agreement of Dorice Dionne.(2)
 10.11    --   StarGreetings License Agreement.(1)
 10.12    --   Service  Agreement  between  iParty Corp.  and  TechSpace LLC (as amended)(3)
 10.13    --   Consulting Agreement of Sal Perisano.(1)
 10.14    --   Finder's Fee Agreement between iParty LLC and Byron Hero.(1)
 10.15    --   Form of "StarGreeting" Agreement with Celebrities.(3)
 10.16    --   Funding Agreement among iParty Corp.,  Robert H. Lessin and Ajmal
               Khan.(3)
 10.17    --   Fulfillment Agreement between iParty Corp. and Taymark.(3)
 10.18    --   Agreement between iParty Corp. and Rare Medium, Inc.(2)
 10.19    --   Agreement between iParty Corp. and LinkShare Corporation.(2)
 10.20    --   Agreement between iParty Corp. and America Online, Inc.(2)
 10.21    --   Agreement between iParty Corp. and Kirshenbaum Bond Partners.(2)
 10.22    --   Consulting Agreement between iParty Corp. and Stuart Moldaw.(2)
 27.1     --   Financial Data Schedule.**

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

(4) Incorporated herein by reference to iParty's Annual Report on Form 10-KSB for the year ended December 31, 1999.

--------------------------------------------------------------------------------

(5) Incorporated herein in its entirety by reference to iParty's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 30, 2000.

(6) Incorporated herein in its entirety by reference to iParty's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 15, 2000.

** Filed herewith.








--------------------------------------------------------------------------------

                                    CONTENTS




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS.................................    F-2

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheet--December 30, 2000 and December 31,1999.......    F-3
Consolidated Statements of Operations--Years ended December 30, 2000
and December 31, 1999 ...................................................    F-4
Consolidated Statements of Stockholders' Equity--Years ended December
30, 2000 and December 31, 1999...........................................    F-5
Consolidated Statements of Cash Flows--Years ended December 30, 2000
and December 31, 1999....................................................    F-6
Notes to Consolidated Financial Statements...............................    F-7

Report of Independent Public Accountants


To iParty Corp.:

We have audited the accompanying consolidated balance sheets of iParty Corp. (a Delaware corporation) and subsidiaries as of December 30, 2000 and December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements, based on our audits.

We conducted our audits in accordance with accounting standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iParty Corp. and subsidiaries as of December 30, 2000 and December 31, 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.







Boston, Massachusetts
March 27, 2001





                                  iParty Corp.
                           Consolidated Balance Sheets

                                                                                          December 30,                December 31,
ASSETS                                                                                        2000                        1999
                                                                                        -----------------      -------------------
Current assets:
                      Cash and cash equivalents                                         $       5,002,254        $        18,673,304
                      Marketable securities                                                             -                    973,877
                      Cash, restricted                                                            635,000                     51,012
                      Accounts receivable                                                         948,292                     99,476
                      Inventory                                                                 8,226,560                          -
                      Prepaid expenses and other current assets                                    69,812                    428,645
                                                                                        -----------------        -------------------
                        Total current assets                                                   14,881,918                 20,226,314

                      Property and equipment, net                                                 903,849                    860,457
                      Intangible Assets                                                                 -                  6,119,734
                      Other assets                                                                557,286                     50,245
                                                                                        -----------------        -------------------

Total assets                                                                            $      16,343,053        $        27,256,750
                                                                                        =================        ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
                      Accounts payable                                                  $       2,415,679        $         1,749,806
                      Accrued severance and restructuring expenses                                775,137                    213,987
                      Accrued expenses                                                          2,434,480                    238,889
                      Line of credit                                                            2,800,790                          -
                                                                                        -----------------        -------------------
                        Total current liabilities                                               8,426,086                  2,202,682

Other Long-term Liabilities:
                      Deferred Payables                                                           492,465                          -
                                                                                        -----------------       --------------------

Total Liabilities                                                                               8,918,551                  2,202,682


Commitments and contingencies (Note 8)

Stockholders' Equity:
                      Preferred stock - $.001 par value; 10,000,000
                      shares authorized;
                        Series A preferred stock - 1,000,000 authorized;
                         1,000,000 shares issued and outstanding                                    1,000                      1,000
                        Series B preferred stock - 1,413,352 authorized;
                         1,413,352 and 1,044,952 shares issued and
                         outstanding                                                                1,414                      1,045
                        Series C preferred stock - 145,198 authorized;
                         145,198  and 100,000 shares issued and
                         outstanding                                                                  145                        100
                        Series D preferred stock - 362,996 authorized;
                         362,996  and 250,000 shares issued and
                         outstanding                                                                  363                        250
                        Series E preferred stock - 533,333 authorized;
                         533,333 shares issued and outstanding                                        533                          -
                        Series F preferred stock - 114,286 authorized;
                         114,286 shares issued and outstanding                                        114                          -
                        Common stock - $.001 par value; 50,000,000 shares
                        authorized;
                         12,174,745 shares and 11,005,421 shares issued and
                         outstanding                                                               12,175                     11,006
                        Additional paid in capital
                                                                                               64,166,987                 58,616,431
                      Accumulated deficit
                                                                                              (56,758,229)              (33,575,764)
                                                                                    ----------------------    ----------------------
                         Total stockholders' equity
                                                                                                7,424,502                 25,054,068
                                                                                    ---------------------     ----------------------

Total liabilities and stockholders' equity                                              $      16,343,053        $        27,256,750
                                                                                   ======================    =======================




The accompanying Notes to Consolidated Financial Statements are an integral part of this Consolidated Balance Sheet.

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.



                                  iParty Corp.
                      Consolidated Statements of Operations

                                                                 For the year ended
                                                      December 30, 2000     December 31, 1999
                                                      -------------------   ---------------------

 Revenues                                                  $   18,619,877          $     138,545
                                                      -------------------   ---------------------

 Operating costs:
                      Cost of products sold                    11,734,011               111,961
                      Amortization of fulfillment
                       partner warrant                          4,532,930               755,488
                      Marketing and sales                      13,058,710             4,016,539
                      Product and technology
                       development                              5,173,828             2,418,516
                      General and administrative                3,725,704              ,010,470
                      Restructuring expenses                    1,093,328                     -
                      Loss resulting from
                       abandonment of assets                        5,784               518,915
                      Non-cash compensation
                       expense                                    812,510               847,741
                                                      -------------------  --------------------

 Operating loss                                              (21,516,928)          (10,541,085)


                      Interest income                             733,163               289,721
                      Interest Expense                           (149,346)          (1,004,051)
                                                      -------------------  --------------------

 Net loss                                             $       (20,933,111) $       (11,255,415)
                                                      ==================== ====================

 Loss per share:
                      Basic and diluted               $            (2.05)         $      (2.97)
                                                      ===================  ====================

 Weighted Average Shares Outstanding:
                      Basic and diluted                       11,321,578             11,005,421
                                                      ===================  ====================





                                  iParty Corp.
           Consolidated Statements of Changes in Stockholders' Equity

                                                                Preferred Stock (All Classes)                Common Stock
                                                                 Shares           Amount              Shares                Amount
                                                                ----------      -------------         ------------     -------------

Balance December 31, 1998                                               -                 -        11,005,421               11,006

                    Issuance of Series A preferred stock upon
                      exercise of warrants including             1,000,000             1,000                -                      -
                      conversion of notes payable, net of
                      issuance costs of $50,000
                    Issuance of Series B and C preferred
                      stock and warrants, net of issuance
                      costs of $1,545,640                        1,144,952             1,145                -                      -
                    Issuance of Series D preferred stock
                      and warrants, net of issuance costs
                      of $7,500                                    250,000               250                -                      -
                    Value of warrants granted under
                    fulfillment and license agreements                   -                 -                -                      -
                    Discount to fair market value of the
                    convertible notes payable                            -                 -                -                      -
                    Preferred stock beneficial conversion
                    feature                                              -                 -                -                      -
                    Non-cash compensation expense
                    Net loss                                             -                 -                -                      -
                                                            --------------      ------------    -------------          -------------
Balance December 31, 1999                                        2,394,952      $      2,395       11,005,421          $      11,006
                                                            ==============      ============    ==============         =============

                    Issuance of Series E preferred stock,
                      net of issuance costs of $8,965              533,333              533                 -                      -
                    Issuance of Series F preferred stock,
                      net of issuance costs of $0                  114,286              114                 -                      -

                    Issuance of Series B and C preferred
                      stock as anti-dilution protection
                      upon issuance of Series E and F
                      preferred stock                              517,503              518
                    Issuance of Series D preferred stock
                      as anti-dilution protection
                      upon issuance of Series E and F
                      preferred stock                              112,996              113                 -                      -
                    Exercise of stock options                            -                -           130,274                    130
                    Issuance of common stock upon
                      conversion of Series B
                      preferred stock                             (103,905)            (104)        1,039,050                  1,039
                    Preferred stock beneficial conversion
                    feature                                              -                -                 -                      -
                    Non-cash compensation expense                        -                -                 -                      -
                    Net loss                                             -                -                 -                      -
                                                            --------------      ------------     -------------          ------------

Balance December 30, 2000                                        3,569,165      $     3,569        12,174,745          $      12,175

                                                            ==============      ============     =============          ============

                                                                                Additional                           Total
                                                                                Paid-In            Accumulated       Stockholders'
                                                                                Capital             Deficit          Equity
                                                                                -----------------  ---------------   ---------------
 Balance December 31, 1998                                                      1,146,044          (862,398)                 294,652


                    Issuance  of  Series A  preferred
                      stock upon exercise of warrants,
                      including conversion of notes
                      payable, net of issuance costs $50,000                      949,000                 -                  950,000
                    Issuance of Series B and C preferred
                      stock and warrants, net of issuance
                       costs of $1,545,640                                     21,354,284                 -               21,355,429
                    Issuance of Series D preferred
                      stock and warrants, net of issuance
                      costs of $7,500                                           4,992,250                 -                4,992,500
                    Value of warrants granted under fulfillment
                    and license agreements                                      6,920,559                 -                6,920,559
                    Discount to fair market value of the
                    convertible notes payable                                     948,602                 -                  948,602
                    Preferred stock beneficial conversion
                    feature                                                    21,457,951       (21,457,951)                       -
                    Non-cash compensation expense                                 847,741                 -                  847,741
                    Net loss                                                            -       (11,255,415)            (11,255,415)
                                                                              -----------------  -----------------  ----------------

Balance December 31, 1999                                                  $   58,616,431       $   (33,575,764)     $    25,054,068
                                                                              ================= ==================   ===============

                    Issuance of Series E preferred stock,
                    net of issuance costs of $8,965                             1,990,502                    -             1,991,035
                    Issuance of Series F preferred stock,
                    net of issuance costs of $0                                   499,886                    -               500,000
                    Issuance of Series B and C preferred
                      stock as anti-dilution protection
                      upon issuance of Series E and F
                      preferred stock                                                (518)                   -                     -
                    Issuance  of  Series  D  preferred
                      stock  as  anti-dilution protection
                      upon issuance of Series E and F
                      preferred stock                                                (113)                   -                     -
                    Exercise of stock options                                        (130)                   -                     -
                    Issuance of common stock upon conversion of
                      Series B preferred stock                                       (935)                   -                     -
                    Preferred stock beneficial conversion
                    feature                                                     2,249,354           (2,249,354)                    -
                    Non-cash compensation expense                                 812,510                    -                     -
                    Net loss
                                                                                        -           (20,933,111)        (20,933,111)
                                                                              -----------          -------------        ------------

Balance December 30, 2000                                                     $64,166,987       $   (56,758,229)      $    7,424,502
                                                                              ===========       ================      ==============





The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.


                                  iParty Corp.
                      Consolidated Statements of Cash Flows


                                                                               For the year ended
                                                                   December 30, 2000        December 31, 1999
                                                                 ----------------------   ----------------------
Cash flows from operating activities:

                     Net loss                                      $      (20,933,111)      $      (11,255,415)

                     Adjustments to reconcile net loss to
                       net cash used in operating activities:
                       Depreciation and amortization                         6,755,948                1,297,564
                       Loss resulting from abandonment of
                       assets                                                    5,784                  518,915
                        Reserve for bad debt                                     3,527                   14,258

                        Amortization of discount on issuance
                        of convertible notes                                                            948,602
                       Non-cash compensation expense                           812,510                  847,741
                       Decrease (increase) in:
                        Accounts receivable                                  (852,342)                 (99,476)
                        Invesntory                                         (3,368,271)                        -
                        Prepaid expenses and other current
                        assets                                                 358,833                (368,368)
                        Other assets                                         (507,041)                 (40,575)
                        Increase (decrease) in:
                        Accounts payable                                       665,873                1,452,299
                        Accrued severance and restructuring
                        expenses                                               561,150                  213,987
                        Accrued expenses                                     1,962,145                  238,889
                        Deferred payables                                      375,860                   55,850
                                                                ----------------------   ----------------------
                       Net cash used in operating activities              (14,159,135)              (6,175,729)
                                                                ----------------------   ----------------------

Cash flows from investing activities:

                     Purchase of property and equipment                      (202,059)              (1,534,669)
                     Acquisition of operating assets                       (4,858,289)                       -
                     Advances to officer                                            -                    19,763
                     Purchase of marketable securities                        973,877                 (973,877)
                     Increase in restricted cash                             (583,988)                  (1,013)
                       Net cash used in investing activities               (4,670,459)              (2,489,796)
                                                                ----------------------   ----------------------

Cash flows from financing activities:

                     Proceeds from notes payable                                     -                2,000,000
                     Proceeds from line of credit, net                       2,800,790                        -
                     Proceeds from sale of preferred stock,
                     net of offering costs                                   2,491,035               24,992,079
                     Payments on capital lease obligations                   (133,281)                        -
                     Net cash provided by financing
                       activities                                            5,158,544               26,992,079
                                                                 ---------------------   ----------------------

Net (decrease) increase in cash and cash equivalents
                                                                          (13,671,050)               18,326,553
Cash and cash equivalents, beginning of period
                                                                           18,673,304                   346,751
                                                                 ---------------------   ----------------------

Cash and cash equivalents, end of period                         $          5,002,254    $           18,673,304
                                                                 ======================  ======================

Cash paid for:
                     Interest expense                            $           149,346     $                     -

                                                                 ======================   ======================

Supplemental disclosure of non-cash financing activities:
                     Conversion of notes payable to Series A
                     preferred stock                            $                 -       $              250,000

                                                                ======================    ======================

                     Conversion of notes payable and
                       accrued interest to Series B             $                 -                     2,055,850
                       preferred stock
                                                                 ======================   ======================

                     Conversion of Series B preferred stock to
                     common stock                               $             1,039        $                   -
                                                                 ======================   ======================

                     Acquisition of assets under capital lease  $           483,332        $                   -

                                                                 ======================   ======================


The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

                                  IPARTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. MANAGEMENT'S PLAN

       Since its inception, the Company has incurred significant losses which have resulted in an accumulated deficit of $56,758,229 as of December 30, 2000. These losses have been funded through the issuance of both common and preferred stock along with advances under the Company's borrowing facility with its lender.

       The Company is an Internet-based merchant of party supplies and operates 33 stores as explained more thoroughly below. The party supplies retailing business is highly competitive and barriers to entry are minimal. To some extent all retailing concepts are susceptible to consumer confidence, as well as, overall consumer spending. Those factors impact the predictability of the operating forecasts and plans.

       As discussed in Note 12, as of March 2001, the Company and its lender have modified its borrowing facility by adjusting certain of the covenants and other provisions based on the Company's operating plan for the year 2001. This is projected to enable the Company to maintain compliance with these revised financial covenants. The Company is also in discussions with the lender to increase the borrowing facility to $10,000,000. In addition, the Company has implemented changes to reduce the losses of its internet business while improving the profitability factors of its retail business. Based on the modifications to the borrowing facility with its lender, along with its current operating plan and the impact of the changes made in 2001, the Company believes that it will have the necessary financing in place to fund the Company's operations through at least January 1, 2002.

2. THE COMPANY

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

       On August 3, 2000, iParty Retail Stores Corp. ("iParty Retail") was incorporated as a wholly owned subsidiary of iParty Corp. to operate a chain of retail stores selling party goods. On August 15, 2000, iParty Retail acquired certain assets from The Big Party Corporation ("The Big Party"). iParty Retail acquired inventory, fixed assets and the leases of 33 retail stores from The Big Party in consideration of cash and assumption of certain liabilities. The Big Party filed for bankruptcy protection during the second quarter of 2000 and the acquisition was approved by the United States Bankruptcy Court, District of Delaware.

     The Company's efforts are devoted to the sale of party goods and services through retail stores and the Internet.

3. SIGNIFICANT ACCOUNTING POLICIES

  Principles of consolidation:

     The consolidated  financial  statements include the accounts of the Company
and  its  wholly  owned   subsidiaries  after  elimination  of  all  significant
intercompany transactions and balances.

  Comprehensive income:

     During 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." Statement of Financial Accounting Standards (SFAS) No. 130 establishes standards for reporting comprehensive income and its components in the financial statements. Other comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. To date, the Company has not had any transactions that are required to be reported as comprehensive income.

  Concentrations:

     The Company's Internet operation relies on a single vendor as its sole provider of inventory, fulfillment and shipping services. While management of the Company believes it could obtain similar services from other vendors for similar terms, a disruption in the services received from this vendor could materially harm the Company's Internet business. In July 1999, the Company granted this vendor a warrant to purchase 3,000,000 shares of the Company's common stock at an exercise price of $3.75 per share. (See Note 7).

  Revenue recognition:

     Revenue is recognized at the time of sale for retail sales and the time products are shipped to customers for Internet sales. Outbound shipping charges and sales returns are included in net revenue.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101 Revenue Recognition in Financial Statements. SAB No. 101 as amended by SAB No. 101(a), is effective as of January 1, 2000. Adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

       In fiscal 2000, the Company adopted the provisions of EITF 00-14, Accounting for Certain Sales Incentives. Accordingly, the Company has classified discounts as a reduction of revenue. The Company did not reclassify discounts in the prior year, as the amount was not material to the consolidated financial statements.

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

  Cash and cash equivalents:

     Cash equivalents are carried at cost plus accrued interest, which approximates fair value. The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. Cash and cash equivalents were $5,002,254 and $18,673,304 as of December 30, 2000 and December 31, 1999, respectively. As of December 30, 2000 and December 31, 1999, cash equivalents consist primarily of investments in money market accounts.

  Marketable securities:

     The Company determines the appropriate classification of marketable securities at the time of acquisition and reevaluates such determinations at each balance sheet date. Marketable securities which meet the criteria for classification as available-for-sale are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a component of comprehensive income. As of December 30, 2000 and December 31, 1999, all of the Company's marketable securities were classified as available-for-sale.

  Fair value of financial instruments:

       SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments. Financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, notes payable and bank debt. The estimated fair value of these financial instruments approximates their carrying value as of December 30, 2000 and December 31, 1999.

  Inventory:

     The Company's inventory consists of party supplies and is valued at weighted average cost, which approximates FIFO (first-in, first-out) or market. Inventory includes merchandise at the stores and the warehouse, as well as merchandise-in-transit to the extent the company has title.

  Store Pre-opening Costs:

     In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, Reporting on Costs of Start-up Activities, Requiring all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The Company adopted SOP 98-5 during the year ended December 30, 2000. Adoption of this statement does not have a material impact on the Company's financial position or results of operations.

  Stock-based compensation:

     The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock option incentive plan. As such, compensation expense would be recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price of the option. In accordance with Statement of Financial Accounting Standards No. 123, the Company provides the necessary pro forma disclosures as if the fair value method had been applied.

  Property and equipment:

     Property and equipment are stated at cost less accumulated depreciation and are depreciated on the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Expenditures for maintenance and repairs are charged to operations as incurred. A listing of the estimated useful life of the various categories of property and equipment is as follows:

             Asset Classification               Estimated Useful Life
             --------------------               ---------------------
             Furniture and Fixtures                  7 years
             Equipment under Capital Leases          3-7 years or life of lease
             Computers and Equipment                 5 years
             Motor Vehicles                          5 years

Property and equipment consist of the following:
                                                    Dec. 30,2000   Dec. 31, 1999
                                                    ------------   -------------
     Computers, equipment, equipment under capital
           leases and furniture and fixtures         $ 1,304,428      $  624,821
       Web site and related software                     646,572         646,572
                                                      ----------      ----------
                                                       1,951,000      $1,271,393
     Less accumulated depreciation                   $(1,047,151)      (410,936)
                                                     -----------      ----------

     Total                                          $    903,849      $  860,457
                                                    ============      ==========

   Software costs:

     In accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", issued in March 1998 and adopted by the Company, external direct costs of materials and services incurred in connection with developing or obtaining internal-use software were capitalized. Such costs will be amortized using the straight-line method over an estimated useful life of three years beginning when the software is ready for its intended use or over its known useful life, whichever is shorter.

     During 1999 the Company replaced its Web site, necessitating the write-off of $273,288 of previously capitalized software costs. On September 30, 1999, the Company modified the Star Concept (see Note 8) and as a result, wrote off $245,627 of capitalized production and development costs. In total, these amounts are included in loss resulting from abandonment of assets in the accompanying statement of operations for the year ended December 31, 1999.

     On August 5, 1999, the Company entered into a fixed-fee agreement with Rare Medium Inc. to develop a new Web site, including the development of a new visual identity, additional functionality and a new technical infrastructure to better support the scalability of the Company's Web site. The fixed fee for the services provided was $500,000, which was depreciated over the estimated useful life of the related asset.

  Accounting for the Impairment of Long-Lived Assets:

     The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" ("SFAS No. 12"). This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires, among other things, that the entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

     In accordance with the requirements of SFAS No. 121, the Company periodically assesses whether events or circumstances have occurred that may indicate the carrying value of its long-lived assets may not be recoverable. When such events or circumstances indicate the carrying value of an asset may be impaired, the Company uses an estimate of the future undiscounted cash flow to be derived from the asset over the remaining useful life of the asset to assess whether or not the asset is recoverable. If the future undiscounted cash flows to be derived over life of the asset do not exceed the asset's net book value, the Company recognizes an impairment loss for the amount by which the net book value of the assets exceeds the estimated fair market value (see Note 8).

  Intangible Assets:

     Intangible Assets consist of the estimated fair value of warrants issued to the Company's fulfillment partner, Taymark, and Margaritaville less amortization. The intangible assets are amortized over the life of the agreement. For further discussion on accounting for Intangible Assets (See Note
7).

  Other Assets:

     Other assets consist of the following at December 30, 2000 and December 31, 1999:

                                                  2000                1999
                                                  ----                ----
                   Deposits                       $ 442,861       $  50,245
                   Loan Origination Costs         $ 132,880       $       0
                                                  ---------       ---------
                                                  $ 575,741       $  50,245
                   Less Accumulated Amortization  $(18,455)       $       0
                                                  ---------       ---------

                   Other Assets, Net              $ 557,286       $  50,245
                                                  =========       =========

  Earnings per Share:

     The Company has computed net income (loss) per share in accordance with SFAS No. 128, Earnings per Share . Under the provisions of SFAS No. 128, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding using the treasury-stock method.

     The following table sets forth the computation of pro-forma basic and diluted earnings per share:

                                                       2000            1999
                                                    -----------    ------------
Net loss.......................................... $(20,933,111)   $(11,255,415)
Preferred stock beneficial conversion feature..... $( 2,249,354)   $(21,457,951)
                                                   -------------   -------------

Net (loss) available to common shareholders....... $(23,182,465)   $(32,713,366)
                                                   =============   =============

Weighted Average Shares Outstanding:
  Basic and diluted...............................    11,321,578      11,005,421
                                                   =============   =============

Loss per share--basic and diluted:................ $      (2.05)   $      (2.97)
                                                   =============   =============

       As of December 30, 2000 and December 31, 1999,  47,812,248 and 30,995,916
potential common shares were outstanding, respectively, but not included in the above calculation as their effect would have been anti-dilutive.

  Recently Issued Accounting Standards:

       In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25". This interpretation provides guidance on the application of APB Opinion No. 25, including (1) the definition of an employee (2) the criteria for determining whether a plan qualifies as a noncompensatory plan (3) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (4) the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000 and the effects of applying this interpretation are recognized on a prospective basis. The adoption of this interpretation did not have a material impact on the Company's results of operations or financial condition.

  Reclassifications:

     Certain reclassifications have been made to prior years amounts to conform to the current year presentation.

4. SEGMENT REPORTING:

       In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders.

       Operating segments represent components of the Company's business that are evaluated regularly by management in assessing the performance and resource allocation. The Company has determined that its reportable segments consist of Retail Operations and Internet Operations.

       The Retail Operations include the sales and related expenses from 33 retail stores located throughout New England with the highest concentration of 18 stores in Massachusetts; five are located in Connecticut, three in Rhode Island, three in New Hampshire, one in Maine and three in Florida.

       The Internet Operations include the sales and related expenses from the Internet and our offline catalog.

       The reporting segments follow the same accounting policies used for the Company's consolidated financial statements and are described in the summary of significant accounting policies. Management evaluates a segment's performance based upon net revenue, operating income (loss) and net loss. Inter-segment transactions are uncommon and not material. Therefore, they have not been separately reflected in the financial table below. The totals of the reportable segments' revenues, net profits and assets agree with the Company's comparable amount contained in the audited financial statements. Revenues from customers outside of the United States are not material. No one customer accounts for more than 10% of the Company's consolidated revenues.

       The Company's financial data for segment reporting for the year ended December 30, 2000 and December 31, 1999, are as follows:


-----------------    ---------------- -------------- ----------------    ---------------- -------- ----------------
                                          2000                                             1999
                                          ----                                             ----
                        Internet         Retail           Total             Internet      Retail        Total
                        --------         ------           -----             --------      ------        -----
-----------------    ---------------- -------------- ----------------    ---------------- -------- ----------------

Net revenue
                     $   1,150,100    $17,469,777    $  18,619,877       $     138,545    $    0   $     138,545
-----------------    ---------------- -------------- ----------------    ---------------- -------- ----------------
Operating
(loss) income        $(21,531,533)    $    14,605    $(21,516,928)       $(10,541,085)    $    0   $(10,541,085)
-----------------    ---------------- -------------- ----------------    ---------------- -------- ----------------
Net loss             $(20,798,370)    $ (134,741)    $(20,933,111)       $(11,255,415)    $    0   $(11,255,415)
-----------------    ---------------- -------------- ----------------    ---------------- -------- ----------------
-----------------    ---------------- -------------- ----------------    ---------------- -------- ----------------
Total assets         $  10,284,649    $ 6,058,404    $  16,343,053       $  27,256,750    $    0   $  27,256,750
-----------------    ---------------- -------------- ----------------    ---------------- -------- ----------------
Deprec/amort         $   6,739,674    $    16,274    $   6,755,948       $   1,297,654    $    0   $   1,297,654
-----------------    ---------------- -------------- ----------------    ---------------- -------- ----------------
Capital exp.         $     174,710    $    27,349    $     202,059       $   1,534,669    $    0   $   1,534,669
-----------------    ---------------- -------------- ----------------    ---------------- -------- ----------------


5. ACQUISITION:

       On August 15, 2000, the Company, through its wholly-owned subsidiary, iParty Retail pursuant to an Asset Purchase Agreement, acquired certain assets from The Big Party Corporation. The Company acquired inventory, fixed assets and the leases of 33 retail stores from The Big Party in consideration of cash and assumption of certain liabilities. This transaction was accounted for as a purchase in accordance with APB No. 16, Accounting for Business Combinations and, accordingly, the results of The Big Party since August 15, 2000 have been included in the accompanying statement of operations. The purchase price was allocated to the acquired assets as follows:

  Purchase price:

      Cash paid                                 $ 3,975,000
      Payable to seller                             650,000
      Accrued transaction costs                     235,000
                                                -----------

      Total purchase price                      $ 4,860,000
                                                ===========

      Net tangible assets acquired:
          Inventory                             $ 4,860,000
                                                ===========

       In addition to acquiring inventory, iParty purchased leasehold improvements at the acquired stores. The fair value of the acquired inventory and leaseholds exceeded the purchase price. As a result, due to the fact that the purchase price approximated the fair value of the inventory, no value could be assigned to the long-term assets.

       Unaudited pro forma results of operations for the years ended December 30, 2000 and December 31, 1999, as if iParty and The Big Party had been combined as of the beginning of the year, follow. The pro forma results include estimates and assumptions which management believes are reasonable. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition occurred as of the dates indicated, nor are they necessarily indicative of future operating results.


      --------------------------------------  ----------------------  ---------------------
                                                            Year ended
      --------------------------------------  ----------------------  ---------------------
      --------------------------------------  ----------------------  ---------------------
                                                   December 30, 2000      December 31, 1999
                                                                ----                   ----
     --------------------------------------   ----------------------  ---------------------

      Revenue                                           $ 43,643,931            $49,066,040
      --------------------------------------  ----------------------  ---------------------
      Operating loss                                    $(24,172,716)         $ (9,687,910)
      --------------------------------------  ----------------------  ---------------------

      --------------------------------------  ----------------------  ---------------------
      Net loss                                          $(23,721,075)         $(15,826,128)
      --------------------------------------  ----------------------  ---------------------
      Beneficial conversion dividend
                                                        $ (2,249,354)         $(21,457,951)
      --------------------------------------  ----------------------  ---------------------
      Net loss available to common
      shareholders                                      $(25,970,429)         $(37,284,079)
      --------------------------------------  ----------------------  ---------------------
      Loss per share:
      --------------------------------------  ----------------------  ---------------------
       Basic and diluted                                   $  (2.29)              $  (3.39)
      --------------------------------------  ----------------------  ---------------------
      Weighted average shares:
      --------------------------------------  ----------------------  ---------------------
      Basic and diluted                                   11,321,578             11,005,421
      --------------------------------------  ----------------------  ---------------------


6. RESTRUCTURING COSTS

       In fiscal 2000, the Company decided to close its New York City headquarters and transfer this operation to its Boston, Massachusetts location. As part of operating expenses, the Company recorded $1,093,328 of restructuring expenses related to this facility closure in 2000. These costs are primarily related to severance for a group of employees and other exit costs related to closing the New York facility.


  -------------------------------------- -- --------------------- --------------------- --------------------
                                                 Severance               Other                 Total
  -------------------------------------- -- --------------------- --------------------- --------------------

  Amounts provided in 2000                              $485,286              $608,042            $1,093,328
  -------------------------------------- -- --------------------- --------------------- --------------------
  Amounts paid in 2000                                  (87,486)             (239,779)             (327,265)
  -------------------------------------- -- --------------------- --------------------- --------------------
  -------------------------------------- -- --------------------- --------------------- --------------------
  Balance at December 30, 2000                          $397,800              $368,263              $766,063
  -------------------------------------- -- --------------------- --------------------- --------------------


7. INCOME TAXES:

     As of December 30, 2000 and December 31, 1999, the Company has estimated net operating loss carryforwards of approximately $24,558,824 and $10,000,000, respectively, which begin to expire in 2018. The Company has recorded a deferred tax asset offset by a valuation allowance because of the uncertainty regarding its realizability.

       The effects of significant items comprising the Company's net deferred tax assets as of December 30, 2000 and December 31, 1999 are as follows:

                                                       2000              1999
                                                       ----              ----
       Net operating loss carryforward            $  9,889,839      $  4,027,000
         Other                                         957,326         1,113,406
         Less valuation allowance                  (10,847,165)      (5,140,406)
                                                  ------------       -----------

         Net deferred asset                       $          -      $          -
                                                  ============      ============

8. COMMITMENTS AND CONTINGENCIES:

  Legal proceedings:

     The Company is a defendant in one lawsuit that is being handled in the ordinary course of business. Pursuant to an Asset Purchase Agreement dated August 2, 2000, as amended, the Company purchased from The Big Party Corporation, Debtor and Debtor-in-Possession ("The Big Party") 33 retail locations and the assets located therein, including inventory. The Company and The Big Party are in disagreement concerning the value and amount due on account of the inventory and The Big Party is claiming that $625,568 is due. In addition, the parties set up a $100,000 escrow of funds paid under the agreement as security for rental payments and other adjustments due, and the parties are in discussions concerning the portion thereof which belongs to the Company. The Big Party filed a complaint to the U.S. Bankruptcy Court for the District of Delaware in January 2001 seeking payment of $625,568 on account of the inventory. The Company is disputing the amount claimed and intends to file an answer and a possible counterclaim for amounts due on account of the escrow referred to above. The Company is also in negotiations with The Big Party seeking to reach an agreeable compromise. This matter is in the preliminary stages. In the opinion of the management of the Company, the Company is adequately reserved and this should not result in final judgement or settlement that would have a material adverse effect on the Company's financial condition or results of operations.

  Leases:

     The Company leases certain equipment and conducts its operation in leased facilities under operating lease agreements that expire through 2013. Future minimum lease payments under all operating leases are, approximately, as follows:


               YEAR                       AMOUNT
               -----                      ------
               2001                    $  4,588,953
               2002                       4,616,948
               2003                       4,436,005
               2004                       4,191,953
               2005                       3,408,264
               Thereafter                 5,902,346
                                          ---------

                Total                  $ 27,144,469
                                       ============


The Company's rental expense under operating leases for the years ended December
30,  2000  and  December  31,  1999,   amounted  to  $1,892,762   and  $105,164,
respectively.

  Capital Leases:

       The Company leases computers and equipment under lease agreements that qualify for capitalized treatment under SFAS NO. 13, Accounting for Leases. These agreements require monthly payments totaling $32,950, including interest at rates ranging up to 18%, and expire at various times through 2003.

       Future minimum lease payments for assets under capital lease obligations at December 30, 2000 are as follows:

              Year                                                    Amount
              ----                                                    ------
              2001                                                  $279,312
              2002                                                   110,883
              2003                                                     8,360
              --------------------------------------------------------------
              Total minimum lease payments                          $398,555
              Less: Amounts representing interest                     48,505
                                                                     -------

              Present value of net minimum lease payments           $350,050
              Less: Current maturities                              $233,445
                                                                    --------

              Long-term obligation                                  $116,605

       The current capital lease obligation is recorded on the balance sheet as an accrued liability and the long-term capital lease obligation is recorded as an element of the long-term deferred payable.

  Finder's fee arrangement:

     The Company and its former Chief Executive Officer ("former CEO") had entered into an agreement prior to his resignation, which called for the former CEO to receive a finder's fee in the amount of 5% of the first $2,000,000 in equity raised from any party introduced by the former CEO. In connection with this agreement, as of December 31, 1999, amounts in excess of $2,000,000 have been raised. As a result, $50,000 has been paid to the former CEO in both 1999 and 1998.

  License and StarGreetings agreements:

     Star entered into an agreement with StarGreetings, LLC, as the creator of the StarGreetings concept ("StarConcept"), to license the exclusive use of the StarConcept on the web sites of the Company and Star. The agreement calls for a royalty of 2 1/2% of revenues derived from the StarConcept, payable quarterly. StarGreetings, LLC is owned, in part, by the Company's former CEO. No amounts were payable to StarGreetings, LLC under the agreement for the years ended December 30, 2000 and December 31, 1999.

     The Company has entered into several agreements with celebrities to secure their services with Star. The agreements are substantially the same and consist of three separate compensation components. The first component is a participation fee (and any related expenses). The second component is a commission payable to the celebrity and to a charity of their choice upon the sale of each StarGreeting. The third component is an option to purchase stock in the Company. During 1999, the Company entered into ten such agreements with terms ranging from one to three years. No commissions were due under these agreements as of December 31, 1999 or December 30, 2000. The value of the options approximated $612,000, as determined using the Black-Scholes option pricing model. Upon the modification of the StarConcept, the Company expensed the remaining unamortized value of the options in 1999.

     The Company entered into a 12 month consulting agreement with the former CEO which expired on April 14, 1999. As a result of the modification of the StarConcept, the former CEO was terminated on September 30, 1999 and his fee for the remainder of the contract was recorded for in accrued severance. As of December 30, 2000 and December 31, 1999, approximately $0 and $73,000 of this fee remains in accrued expenses, respectively.

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

     On September 7, 1999, the Company entered into a three year consulting agreement with one of its outside directors. Compensation under the agreement consists of options to purchase 100,000 shares of the Company's common stock with an exercise price of $2.00. The options vest ratably over three years provided that the director is still providing consulting services to the Company on those dates. The fair market value of the Company's stock on the grant date was $3.94. In accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, at the end of each financial reporting period prior to vesting, the value of these shares (as calculated using the Black-Scholes option pricing model) will be remeasured using the then current fair value of the Company's common stock. At that point, deferred compensation and the non-cash compensation recognized during the period will be adjusted accordingly. Upon vesting, the fair value of the shares that vest (as calculated using the Black-Scholes option pricing model) will be remeasured for the last time using the then current value of the Company's common stock. For the years ended December 30, 2000 and December 31, 1999, the Company charged $122,783 and $40,928 of the value of the options granted ($368,350) to expense, respectively.

  Employment agreements:

     The Company has entered into employment agreements with several of its executives. The agreements expire from December 31, 1999 through March 30, 2002 and provide for annual salaries aggregating $540,000. In addition, the executives were granted options to purchase an aggregate of 2,303,892 shares of the Company's common stock, which vest in various increments provided the executives remain continuously employed by the Company. In addition to base salary, the agreements provide that the executives may receive an annual performance bonus at the discretion of the Compensation Committee of the Board of Directors. The agreements also have termination clauses that call for severance payments ranging up to one year's salary.

  Advertising agreement:

     On September 27, 1999, the Company entered into two agreements with America Online, Inc., a Shopping Channel Promotion Agreement and an Advertising Purchase Agreement to provide promotions on the AOL web site requiring total payments of $1,276,481 over the term of the agreement. The term of the two agreements was ten months commencing October 1, 1999. The two agreements were terminated on September 29, 2000. The total payments made through the termination date totaled $1,015,480 and $151,369 for the years ended December 30, 2000 and December 31, 1999. Under the terms of the termination agreement, no further obligation is required from either party.

  Fulfillment agreement:

     On July 8, 1999, the Company entered into a product fulfillment agreement with a direct marketer of party supplies. Under the agreement, the Company will utilize the direct marketer's inventory and fulfillment services to deliver merchandise ordered on the Company's web site, or directly through a toll-free telephone number, directly to consumers. The initial term of the agreement runs through December 31, 2002. The agreement contains certain restrictions on competition by the direct marketer. As additional consideration for such restrictions and services, the Company issued a warrant to purchase 3,000,000 shares of common stock at an exercise price of $3.75. The warrant expires on October 1, 2002. The estimated fair value of the warrant on the date of issue was approximately $5.3 million as determined using the Black-Scholes option pricing model. The value of the warrant was included in intangible assets on the accompanying balance sheet and was being amortized over the initial term of the fulfillment agreement. For the years ended December 30, 2000 and December 31, 1999 amortization of fulfillment partner warrant expense was $4,532,930 and $755,488, respectively, resulting from the amortization of this warrant. On December 30, 2000, it was determined that the Company had not met certain minimum purchase requirements for the year as outlined in the agreement with Taymark. As a result of this shortfall, the restrictions on competition by Taymark as outlined in the agreement were lifted, rendering the remaining unamortized value of the warrant worthless. Therefore, the remaining balance of $3,021,954 was charged to expense.

  Advertising and public relations agency agreements:

     On September 29, 1999, the Company entered into an agreement with Kirshenbaum Bond & Partners ("Kirshenbaum") to create a marketing communications program during the period from July 1, 1999 through June 30, 2000. The annual fee payable to Kirshenbaum was $1,026,000 to be paid in 12 monthly installments. In addition to the annual fee, the Company paid a 15% commission on Internet advertising and a 4% commission on TV and radio advertising placed through Kirshenbaum. For the year ended December 31, 1999, the Company charged $442,500 of this annual fee to expense. This agreement was terminated on March 15, 2000. For the year ended December 30, 2000, the Company charged $195,750 of this annual fee to expense. Under the terms of the termination agreement, no further obligation is required from either party.

  License agreement:

     On December 21, 1999, the Company entered into a product license agreement with Margaritaville Holdings. Under the agreement, the Company will license the

"Margaritaville" name for use in a distinct area of the iParty.com Web site, which shall be used to aggregate and offer for sale products that are consistent with themes associated with Margaritaville and Jimmy Buffet. The initial term of the agreement runs through December 20, 2002. For consideration for the license, the Company will pay a 6% royalty on sales of products that bear the "Margaritaville" name. As additional consideration, the Company issued a warrant to purchase 550,000 shares of common stock at an exercise price of $2.88. The warrant expires on December 21, 2004. The estimated fair value of the warrant on the date of issue was approximately $1.6 million as determined using the Black-Scholes option pricing model. The value of the warrant was included in intangible assets on the accompanying balance sheet was being amortized over the life of the agreement. For the years ended December 30, 2000 and December 31, 1999, the Company charged $1,586,801 and $45,337, respectively, to expense related to the amortization of the agreement which has been included in marketing and sales in the accompanying statement of operations. On December 30, 2000, it was determined that the remaining value of the asset, $1,042,756, would not be realized over the remaining term of the contract and was therefore charged to expense.

9. STOCKHOLDERS' EQUITY

  Series A preferred stock:

     On June 30, 1998, the Company's Board of Directors designated 1,000,000 shares of the Company's authorized 10,000,000 shares of preferred stock as Series A preferred stock. Such shares have a par value of $0.001, an original issue price per share of $1.00, bear no dividends, have a liquidation preference senior to the Company's common stock and are convertible, on a one to one basis, as adjusted, into shares of the Company's common stock. As of December 30, 2000 and December 31, 1999, there were 1,000,000 shares of Series A preferred stock outstanding. The shares of preferred stock were issued in connection with the exercise of outstanding warrants. The exercise of the warrants resulted in gross proceeds of $1,000,000 including the conversion of $250,000 in notes payable.

  Series B and C preferred stock:

     During 1999, the Company completed a private placement of Series B convertible preferred stock and redeemable common stock purchase warrants, raising gross proceeds of $20,899,000. The financing was comprised of 1,044,952 shares of Series B preferred stock convertible into an aggregate of 10,449,520 shares of common stock and the issuance of warrants to purchase an additional 5,224,760 shares of common stock at an exercise price of $2.00 per share. The Series B preferred stock is convertible at any time into a number of shares of common stock equal to the quotient derived by dividing (1) $20.00 by (2) the conversion price in effect at the time of the conversion. The initial conversion price is $2.00 per share, reflecting an initial conversion ratio of 10:1. With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock at price below the conversion price. The Series B preferred stock will automatically convert into common stock at the conversion price then in effect in the event the Company consummates a secondary public offering resulting in gross proceeds to the Company of at least $10,000,000. The Series B preferred stock will be treated as prior to the Company's common stock, and pari passu with the Company's Series A, C and D preferred stock in the event of a liquidation of the Company. Holders of Series B preferred stock vote on an as-if-converted basis on all matters submitted to a vote of the Company's shareholders. Each common stock purchase warrant is exercisable for a period of five years, commencing one year from the issue date, at an initial exercise price of $2.00 per share. Under certain circumstances, the common stock warrants are protected against dilution upon the occurrence of certain events including the sale of common stock for less than fair market value or less than the conversion price. Commencing one year from the issue date, the Company may, on 30 days' notice, redeem the common stock warrants at a price of $0.05 per warrant if the average closing bid price of the common stock equals or exceeds $8.00 per share for 20 consecutive trading days within a period of 30 consecutive trading days.

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

       As of December 31, 1999, there were 1,044,952 shares of Series B preferred stock, 100,000 shares of Series C preferred stock and attached warrants to purchase 7,350,656 shares of common stock at an exercise price of $1.81 per share outstanding. As of December 30, 2000, there were 1,413,352 share of Series B preferred stock, 145,198 shares of Series C preferred stock and attached warrants to purchase 10,553,732 shares of common stock at an exercise price of $1.27 per share outstanding. During fiscal year 2000, 103,905 shares of Series B preferred stock was converted to common stock. See notes on Series D, E and F preferred stock for explanation of additional preferred Shares and warrants issued in fiscal years 1999 and 2000.

  Series D preferred stock:

     On December 20, 1999, the Company completed a private placement of Series D convertible preferred stock and redeemable common stock purchase warrants, raising proceeds of $5,000,000. The financing was comprised of 250,000 shares of Series D preferred stock convertible into an aggregate of 2,500,000 shares of common stock and the issuance of warrants to purchase an additional 1,250,000 shares of common stock at an exercise price of $2.00 per share. The Series D preferred stock is convertible at any time into a number of shares of common stock equal to the quotient derived by dividing (1) $20.00 by (2) the conversion price in effect at the time of the conversion. The initial conversion price is $2.00 per share, reflecting an initial conversion ratio of 10:1. With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock at price below the conversion price. The Series D preferred stock will automatically convert into common stock at the conversion price then in effect in the event the Company consummates a secondary public offering resulting in gross proceeds to the Company of at least
$10,000,000. The Series D preferred stock will be treated as prior to the Company's common stock, and pari passu with the Company's Series A, B and C preferred stock in the event of a liquidation of the Company. Holders of Series D preferred stock vote on an as-if-converted basis on all matters submitted to a vote of the Company's shareholders. Each common stock purchase warrant is exercisable for a period of five years, commencing one year from the issue date, at an initial exercise price of $2.00 per share. Under certain circumstances, the common stock warrants are protected against dilution upon the occurrence of certain events including the sale of common stock for less than fair market value or less than the conversion price. Commencing one year from the issue date, the Company may, on thirty-days notice, redeem the common stock warrants at a price of $.05 per warrant if the average closing bid price of the common stock equals or exceeds $8.00 per share for 20 consecutive trading days within a period of 30 consecutive trading days.

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

       As of December 31, 1999, there were 250,000 shares of Series D preferred stock and attached warrants to purchase 1,250,000 shares of common stock at an exercise price of $2.00 per share outstanding. As of December 30, 2000, there were 362,996 shares of Series D preferred stock and attached warrants to purchase 1,814,979 shares of common stock at an exercise price of $1.37 per share outstanding. See notes on Series E and F preferred stock for explanation of additional preferred shares and warrants issued in fiscal year 2000.

  Series E preferred stock:

     On August 11, 2000, the Company completed a private placement of Series E convertible preferred stock, raising proceeds of $2,000,000. The financing was comprised of 533,333 shares of Series E preferred stock convertible into an aggregate of 5,333,333 shares of common stock. The Series E preferred stock is convertible at any time into a number of shares of common stock equal to the quotient derived by dividing (1) $3.75 by (2) the conversion price in effect at the time of the conversion. The initial conversion price is $0.375 per share, reflecting an initial conversion ratio of 10:1. With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock at price below the conversion price. The Series E preferred stock will automatically convert into common stock at the conversion price then in effect in the event the average closing bid price of the common stock equals or exceeds $10.00 per share for 20 consecutive trading days within a period of 30 consecutive trading days. The Series E preferred stock will be treated as prior to the Company's common stock, and pari passu with the Company's Series A, B, C and D preferred stock in the event of a liquidation of the Company. Holders of Series E preferred stock vote on an as-if-converted basis on all matters submitted to a vote of the Company's shareholders.

       The investment price of $0.375 was lower than the conversion price for the Series B, C and D preferred stock, therefore triggering the anti-dilution provision in the Series B, C and D preferred stock. The effect of this anti-dilution provision was (1) an adjustment to the conversion price of the

Series B, C and D preferred stock to $1.47 (2) the issuance of 373,125 additional shares of Series B preferred stock, 35,706 additional shares of Series C preferred stock and 89,265 additional shares of Series D preferred stock (3) an adjustment to the exercise price of the redeemable common stock purchase warrants attached to the Series B and C preferred stock to $1.35 (4) the issuance of 2,539,092 additional redeemable common stock purchase warrants with an exercise price of $1.35 to the holders of the warrants issued in the Series B and C financings (5) an adjustment to the exercise price of the redeemable common stock purchase warrants attached to the Series D preferred stock to $1.47 (6) the issuance of 446,327 additional redeemable common stock purchase warrants with an exercise price of $1.47 to the holders of the warrants issued in the Series D financings.

     Upon issuance of the additional warrants and adjustment to the exercise price of the warrants, the Company allocated $1,691,527 to additional paid-in capital, which represents the fair value of the new warrants, and the increase in value of the then outstanding warrants related to the Series B, C and D Preferred Stock. This amount has been reflected as a dividend in the accompanying financial statements.

       As of December 30, 2000, there were 533,333 shares of Series E preferred stock outstanding.

  Series F preferred stock:

     On September 15, 2000, the Company completed a private placement of Series F convertible preferred stock, raising proceeds of $500,000. The financing was comprised of 114,286 shares of Series F preferred stock convertible into an aggregate of 1,142,860 shares of common stock. The Series F preferred stock is convertible at any time into a number of shares of common stock equal to the quotient derived by dividing (1) $4.375 by (2) the conversion price in effect at the time of the conversion. The initial conversion price is $0.4375 per share, reflecting an initial conversion ratio of 10:1. With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock at price below the conversion price. The Series F preferred stock will automatically convert into common stock at the conversion price then in effect in the event the average closing bid price of the common stock equals or exceeds $10.00 per share for 20 consecutive trading days within a period of 30 consecutive trading days. The Series F preferred stock will be treated as prior to the Company's common stock, and pari passu with the Company's Series A, B, C, D and E preferred stock in the event of a liquidation of the Company. Holders of Series F preferred stock vote on an as-if-converted basis on all matters submitted to a vote of the Company's shareholders.

     The investment price of $0.4375 was lower than the conversion price for the Series B, C and D preferred stock, therefore triggering the anti-dilution provision in the Series B, C and D preferred stock. The effect of this anti-dilution provision was (1) an adjustment to the conversion price of the Series B, C and D preferred stock to $1.37 (2) the issuance of 99,189 additional shares of Series B preferred stock, 9,492 additional shares of Series C preferred stock and 23,731 additional shares of Series D preferred stock (3) an adjustment to the exercise price of the redeemable common stock purchase warrants attached to the Series B and C preferred stock to $1.27 (4) the issuance of 663,950 additional redeemable common stock purchase warrants with an exercise price of $1.27 to the holders of the warrants issued in the Series B and C financings, (5) an adjustment to the exercise price of the redeemable common stock purchase warrants attached to the Series D preferred stock to $1.37, (6) the issuance of 118,652 additional redeemable common stock purchase warrants with an exercise price of $1.37 to the holders of the warrants issued in the Series D financings.

     Upon issuance of the additional warrants and adjustment to the exercise price of the warrants, the Company allocated $557,827 to additional paid in capital which represents the fair value of the new warrants, and the increase in value of the then outstanding warrants related to the Series B, C and D
Preferred Stock. This amount has been reflected as a dividend in the accompanying financial statements.

       As of December 30, 2000, there were 114,286 shares of Series F preferred stock outstanding.

10.  WARRANTS

       At December 30, 2000 and December 31, 1999, there were several warrants outstanding for shares of the Company's stock. Substantially all of the warrant agreements contain certain anti-dilution provisions, which, if triggered, can result in additional shares being available to the warrant holder and/or a reduction in the exercise price for each share. Certain anti-dilution provisions were triggered in fiscal 2000 and 1999, which resulted in the issuance of additional warrants. The following table summarizes the Company's outstanding warrants at December 30, 2000 and December 31, 1999:


       ---------------- ------------ -------------- ----- -------------- ------------ --------------
                           2000                                             1999
                           ----                                             ----
       ---------------- ------------ -------------- ----- -------------- ------------ --------------

       Warrant          Exercise     Expiration            Warrant       Exercise     Expiration
       Shares           Price        Date                  Shares        Price        Date
       ---------------- ------------ -------------- ----- -------------- ------------ --------------
          528,210       $   3.79           4/16/09           528,210     $   3.79            4/16/09
       ---------------- ------------ -------------- ----- -------------- ------------ --------------
        8,286,002       $   1.27           8/26/05         5,771,180     $   1.81            8/26/05
       ---------------- ------------ -------------- ----- -------------- ------------ --------------
          792,950       $   1.27           9/10/05           552,291     $   1.81            9/10/05
       ---------------- ------------ -------------- ----- -------------- ------------ --------------
        1,474,780       $   1.27           9/10/05         1,027,184     $   1.81            9/10/05
       ---------------- ------------ -------------- ----- -------------- ------------ --------------
        1,814,979       $   1.37          12/20/05         1,250,000     $   2.00           12/20/05
       ---------------- ------------ -------------- ----- -------------- ------------ --------------
          577,500       $   2.88          12/21/04           577,500     $   2.88           12/21/04
       ---------------- ------------ -------------- ----- -------------- ------------ --------------
        3,000,000       $   3.75          12/31/02         3,000,000     $   3.75           12/31/02
       ----------                                         ----------
       16,474,421                                         12,706,365
       ==========                                         ==========
       ---------------- ------------ -------------- ----- -------------- ------------ --------------


11. NOTES PAYABLE

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

       As of December 30, 2000 and December 31, 1999, there was no notes payable balance outstanding for the Company.

  Funding agreement:

     The Company entered into a Funding Agreement dated as of March 31, 1999 and amended as of April 14, 1999, with two of its directors. Pursuant to the terms of the Funding Agreement, each director advanced certain funds to the Company totaling $2,000,000. In connection with each such funding, the funding party received a 10% Senior Secured Promissory Note for the amount funded and warrants to purchase such number of shares of Common Stock equal to the amount funded divided by the closing bid price of the Common Stock on the date of each such funding. During 1999, $2,000,000 was advanced to the Company and, accordingly, warrants to purchase 528,210 shares of common stock have been issued with exercise prices ranging from $2.63 to $5.13 per share.

     The fair market value of the warrants was treated as a discount on the issuance of the note and accordingly was netted against the principal amount outstanding and amortized over the life of the debt. The discount, totaling approximately $949,000, was expensed as interest expense in 1999.

     On  September  10,  1999,   the  note  holders   converted  the  $2,000,000
outstanding  balance  and  $55,850 of accrued  interest  into Series B Preferred
Stock.

12. LINE OF CREDIT:

       On August 1, 2000, the Company established a line of credit with a bank. The new agreement permits maximum borrowings equal to the lesser of $7,500,000 or the borrowing base, as defined.

       Interest on the line of credit for the first $5,000,000 borrowed ("Line Interest Rate") will be payable at the greater of the bank's base rate (9.5% at December 30, 2000) plus 1% or 8%. Interest on the sub-line borrowing, money borrowed between $5,000,000 and $7,500,000 will be payable at the bank rate plus 2%.

       The agreement also provides for a Commitment Fee of 1% or $75,000 and an Annual Facility Fee of 0.5% per annum of the maximum amount of the special sub-line.

       This agreement expires on July 31, 2003. As of December 30, 2000, the Company had $2,800,790 outstanding under the line of credit.

       At December 30, 2000, the Company was out of compliance with certain loan covenants and had obtained waivers on all such covenants.

       As of March 2001, the Company and its lender have modified the facility by adjusting certain covenants and other provisions based on the Company's operating plan for 2001. As of January 2001, the Company was out of compliance with certain of these amended covenants and had obtained waivers on all such covenants.

13. STOCK OPTION PLAN:

       On July 14, 1998, the Company adopted the 1998 Incentive and Nonqualified Stock Option Plan, as amended (the "1998 Plan") under which options to acquire 2,500,000 shares of common stock may be granted to officers, directors, key employees and consultants. The exercise price for qualified incentive options cannot be less than the fair market value of the stock on the grant date and the exercise price of nonqualified options can be fixed by the plan administrator. Qualified incentive options to purchase the Company's common stock under the 1998 Plan have been granted to employees, directors and consultants of the Company at fair market value at the date of grant. Generally, the options become exercisable over periods up to four years and expire 10 years from the date of grant. On August 24, 1999, the Company increased the number of options available under the 1998 Plan to 4,000,000 shares. On August 7, 2000, the Company increased the number of options available under the 1998 Plan to 7,000,000 shares.

     A summary of the Company's stock options outstanding as of December 30,2000 and December 31, 1999 and activity during the years then ended are as follows:


------------------------------------------- -- -------------------- -------------------- -------------------
                                                                      Weighted Ave.
                                                     Shares           Exercise Price         Price Range
------------------------------------------- -- -------------------- -------------------- -------------------
Outstanding - January 1, 1999                            1,025,000                $2.17        $1.06 - $2.50
------------------------------------------- -- -------------------- -------------------- -------------------
  Granted                                                2,750,030                $3.32        $1.00 - $5.38
------------------------------------------- -- -------------------- -------------------- -------------------
  Expired/Forfeited                                      (430,000)                $3.17        $1.13 - $5.00
------------------------------------------- -- -------------------- -------------------- -------------------
  Exercised                                                      0                $0.00                $0.00
------------------------------------------- -- -------------------- -------------------- -------------------
------------------------------------------- -- -------------------- -------------------- -------------------
Outstanding - December 31, 1999                          3,345,030                $2.99        $1.00 - $5.38
------------------------------------------- -- -------------------- -------------------- -------------------
  Granted                                                2,686,215                $1.15        $0.13 - $4.25
------------------------------------------- -- -------------------- -------------------- -------------------
  Expired/Forfeited                                    (1,050,068)                $2.96        $0.31 - $5.00
------------------------------------------- -- -------------------- -------------------- -------------------
  Exercised                                              (335,000)                $2.14        $1.06 - $2.50
------------------------------------------- -- -------------------- -------------------- -------------------
------------------------------------------- -- -------------------- -------------------- -------------------
Outstanding - December 30, 2000                          4,646,177                $1.99        $0.13 - $5.38
------------------------------------------- -- -------------------- -------------------- -------------------
------------------------------------------- -- -------------------- -------------------- -------------------
Exercisable - December 30, 2000                          1,662,200                $2.76        $0.31 - $5.38
------------------------------------------- -- -------------------- -------------------- -------------------


       The following table summarizes information for options outstanding and exercisable at December 30, 2000:


  ----------------- -- ---------------------------------------- -- ---- -------------------------------
                                 Options Outstanding                        Options Exercisable
  ----------------- -- ---------------------------------------- -- ---- -------------------------------
  ----------------- -- -------------- -------------- ------------- --- ------------- -- ---------------
  Price range           Shares          Ave.        Wtd. Ave.           Shares        Wtd. Ave.
  -----------           ------          -----       ----------          ------        ----------
                                       remaining      exercise                      exercise price
                                       ----------     ---------                     --------------
                                          life          price
                                          ----          -----
 ----------------- -- -------------- -------------- ------------- --- ------------- -- ----------------

       $0.13-$0.20            47,350           10.0         $0.16                 -               $0.00
 ----------------- -- -------------- -------------- ------------- --- ------------- -- ----------------
       $0.21-$0.30            11,050            9.9         $0.25                 -               $0.00
 ----------------- -- -------------- -------------- ------------- --- ------------- -- ----------------
       $0.31-$0.45           191,196            9.7         $0.32           150,000               $0.31
 ----------------- -- -------------- -------------- ------------- --- ------------- -- ----------------
       $0.46-$0.68           182,340            9.7         $0.50                 -               $0.00
 ----------------- -- -------------- -------------- ------------- --- ------------- -- ----------------
       $0.69-$1.02         1,522,011            8.7         $0.71           100,000               $1.00
 ----------------- -- -------------- -------------- ------------- --- ------------- -- ----------------
       $1.03-$1.53           275,000            8.5         $1.49            25,000               $1.43
 ----------------- -- -------------- -------------- ------------- --- ------------- -- ----------------
       $1.54-$2.30           659,730            8.0         $1.99           346,540               $1.99
 ----------------- -- -------------- -------------- ------------- --- ------------- -- ----------------
       $2.31-$3.45           636,500            7.5         $2.97           400,012               $2.95
 ----------------- -- -------------- -------------- ------------- --- ------------- -- ----------------
       $3.46-$5.18         1,021,000            6.5         $3.78           540,648               $3.72
 ----------------- -- -------------- -------------- ------------- --- ------------- -- ----------------
       $5.19-$5.38           100,000            8.1         $5.28           100,000               $5.28
                             -------            ---         -----           -------               -----
       Total               4,646,177            8.6         $1.99         1,662,200               $2.76
                           =========            ===         =====         =========               =====
 ----------------- -- -------------- -------------- ------------- --- ------------- -- ----------------


     The effect of applying Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") on the year ended December 30, 2000 and December 31, 1999 pro forma net loss as stated below is not necessarily representative of the effects on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock option grants in future years. The weighted average fair value of the options granted during the year ended December 31, 1999 have been estimated at $2.85 per share on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 95%, a risk-free interest rate of 5.38% to 6.64%, and an expected life of five years from date of vesting. The weighted average fair value of the options granted during the year ended December 30, 2000 have been estimated at $0.95 per share on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 115%, a risk-free interest rate of 5.44% to 6.75%, and an expected life of five years from date of vesting. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS 123, the Company's net loss and net loss per share would have been the following pro forma amounts:

                                            2000              1999
                                         -----------      ------------
Net loss
  --as reported.....................   $(20,933,111)     $(11,255,415)
                                       =============     =============

  --pro forma.......................   $(22,818,910)     $(14,395,826)
                                       =============     =============

Net loss per share
  --as reported.....................   $      (2.05)     $      (2.97)
                                       =============     =============

  --pro forma.......................   $      (2.21)     $      (3.26)
                                       =============     =============

     In connection with the stock options granted to consultants and to employees with exercise prices less than fair market value, the Company has $477,513 of remaining compensation expense which will be recorded in future periods as these options vest.

14. PROFIT SHARING 401(k) PLAN:

       During 2000, the Company adopted the iParty 401(k) Plan, which is a qualified profit sharing plan covering substantially all of its employees. Contributions to this plan are at the discretion of the Board of Directors. The Company's expense, including matching contributions and any discretionary amounts for the year ended December 30, 2000 was $13,967.