Form 10QSB
period 2001-03-31
IPARTY CORP
filed 2001-05-15
CIK 1078383

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                        -

                  For the quarterly period ended March 31, 2001
                                 --------------

                                       OR

          /__/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______________________ to ____________________

                           Commission File No. 0-25507
                                               -------

                                  iPARTY CORP.
                                  ------------
             (Exact name of registrant as specified in its charter)

              Delaware                                    13-4012236
              --------                                    ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation of organization)

1457 VFW Parkway West Roxbury, MA                                   02132
--------------------------------------------                      ---------
 (Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (617) 323-0822
 ------------------------------------------------------------------------------
         (Former name or former address, if changed since last report.)

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

                                  Yes ___       No X


     On May 11, 2001, there were 12,966,075 shares of the Registrant's common stock, $.001 par value, issued and outstanding.

                                  iPARTY CORP.

                         Quarterly Report on Form 10-QSB

                                Table of Contents

                                                                            PAGE

PART I   FINANCIAL INFORMATION

Item 1.           Financial Statements                                      3

                  Notes to Consolidated Financial Statements                6

Item 2.           Management's Discussion and Analysis                      11


                                                 iPARTY CORP.
                                          CONSOLIDATED BALANCE SHEET



                                                                                March 31,       December 30,
                                                                                  2001              2000
                                                                              ------------      ------------
                                                                               (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                             $  3,465,699      $  5,002,254
     Cash, restricted                                                           164,009           635,000
     Accounts receivable                                                        685,200           948,292
     Inventory                                                                9,640,206         8,226,560
     Prepaid expenses and other current assets                                  539,994            69,812
                                                                            ------------     ------------
       Total current assets                                                  14,495,108        14,881,918

     Property and equipment, net                                                779,810           903,849
     Other assets                                                               159,666           557,286
                                                                           ------------      ------------

Total assets                                                               $ 15,434,584      $ 16,343,053
                                                                           ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                       $ 3,710,151       $ 2,415,679
     Accrued severance                                                          370,321           775,137
     Accrued expenses and restructuring expenses                              1,881,787         2,434,480
     Line of credit                                                           3,126,709         2,800,790
                                                                           ------------      ------------
       Total current liabilities                                              9,088,968         8,426,086

Other Liabilities                                                               518,872           492,465
                                                                           ------------      ------------
    Total Liabilities                                                         9,607,840         8,918,551

Commitments and contingencies

Stockholders' Equity:
     Preferred stock - $.001 par value; 10,000,000 shares authorized; Series A preferred stock - 1,000,000 authorized;
         1,000,000 shares issued and outstanding                                  1,000             1,000
       Series B preferred stock - 1,413,352 authorized;
         1,334,219 and 1,413,352 shares issued and outstanding                    1,335             1,414
       Series C preferred stock - 145,198 authorized;
         145,198 shares issued and outstanding                                      145               145
     Series D preferred stock - 362,996 authorized;
         362,996 shares issued and outstanding                                      363               363
     Series E preferred stock - 533,333 authorized;
         533,333 shares issued and outstanding                                      533               533
     Series F preferred stock - 114,286 authorized;
         114,286 shares issued and outstanding                                      114             114
    Common stock - $.001 par value; 150,000,000 shares authorized;
         12,966,075 and 12,174,745 shares issued and outstanding                 12,966            12,175
 Additional paid in capital                                                  64,251,766        64,166,987
 Accumulated deficit                                                        (58,441,478)      (56,758,229)
                                                                            ------------      ------------

Total stockholders' equity                                                    5,826,744         7,424,502
                                                                            ------------     ------------



Total liabilities and stockholders' equity                                 $ 15,434,584      $ 16,343,053
                                                                           ============      ============



                      The accompanying Notes to Consolidated Financial Statements are an
                               integral part of this Consolidated Balance Sheet
                                                      3



                                        iPARTY CORP.
                            CONSOLIDATED STATEMENT OF OPERATIONS
                                         (Unaudited)





                                                            For the three months ended
                                                                       March 31,
                                                           ------------------------------
                                                                 2001                2000
                                                           -----------         -----------
Revenues                                                   $  8,948,302       $    146,834
                                                           ------------        -----------

Operating costs:
     Cost of products sold                                    5,737,861            117,357
     Amortization of fulfillment partner warrant                      -            377,744
     Marketing and sales                                      3,254,425          2,405,456
     Product and technology development                         527,440          1,864,459
     General and administrative                                 945,857            572,839
     Non-cash compensation expense                               85,490            546,178
                                                           ------------        -----------

Operating loss                                               (1,602,771)        (5,737,199)

     Interest income                                             53,069            273,455
     Interest expense                                          (133,547)                 -
                                                          -------------        -----------
Net loss                                                   $ (1,683,249)       $(5,463,744)
                                                          ==============       ============
Loss per share:
     Basic and diluted                                     $      (0.13)       $     (0.49)
                                                          ==============       ============
Weighted Average Shares Outstanding:
     Basic and diluted                                       12,708,428          11,136,107
                                                          ==============       ============





             The accompanying Notes to Consolidated Financial Statements are an
                      integral part of these Consolidated Statements.

                                               4

                                                iPARTY CORP.
                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                                (Unaudited)

                                                                               For the three months ended
                                                                                        March 31,
                                                                               --------------------------
                                                                                 2001              2000
                                                                               ---------         --------
Cash flows from operating activities:

Net loss                                                                   $ (1,683,249)     $ (5,463,744)

Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                               134,866           735,120
    Reserve for bad debt                                                              -            14,607
    Non-cash compensation expense                                                85,490           546,178
    Decrease (increase) in:
       Accounts receivable                                                      263,092            74,296
       Inventory                                                             (1,413,646)                -
       Prepaid expenses and other current assets                               (470,182)          125,113
       Other assets                                                             397,620            (9,865)
    Increase (decrease) in:
       Accounts payable                                                       1,294,472           638,213
       Accrued severance and restructuring expenses                            (404,816)          (64,812)
       Accrued expenses                                                        (475,297)          (45,069)
       Other liabilities                                                         26,406                 -
                                                                           ------------      ------------
       Net cash used in operating activities                                 (2,245,244)       (3,449,963)
                                                                           ------------      ------------

Cash flows from investing activities:

     Purchase of property and equipment                                         (10,825)         (172,973)
     Advances to officer                                                              -           (14,607)
     Purchase of marketable securities                                                -        (2,913,782)
     Decrease in restricted cash                                                470,991            51,012
                                                                           ------------      ------------
       Net cash provided by (used in) investing activities                      460,166        (3,050,340)
                                                                           ------------      ------------

Cash flows from financing activities:

     Proceeds from line of credit, net                                          325,919                 -
     Payments on capital lease obligations                                      (77,396)                -
                                                                           ------------      ------------
       Net cash provided by financing activities                                248,523                 -
                                                                           ------------      ------------

Net decrease in cash and cash equivalents                                    (1,536,555)       (6,500,303)

Cash and cash equivalents, beginning of period                                5,002,254        18,673,304
                                                                           ------------      ------------

Cash and cash equivalents, end of period                                   $  3,465,699      $ 12,173,001
                                                                           ============      ============

Cash paid for:
     Interest expense                                                      $    133,547      $          -
                                                                           ============      ============
Supplemental disclosure of non-cash financing activities:

     Conversion of Series B preferred stock to common stock                $        791      $         -
                                                                           ============      ============












                     The accompanying Notes to Consolidated Financial Statements are an
                              integral part of these Consolidated Statements.

                                                     5

                                  iPARTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

1.   THE COMPANY:

     iParty LLC created on December 11, 1997 to launch an Internet-based merchant of party goods and services and commenced operations in January 1998. On March 12, 1998, iParty Corp. was organized as a wholly owned subsidiary of iParty LLC and the net assets and operations of iParty LLC were transferred to iParty Corp. On April 9, 1998, StarGreetings, Inc. ("Star") was incorporated as a wholly owned subsidiary of iParty Corp. to develop and operate a personalized celebrity greeting service.

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

     On August 3, 2000, iParty Retail Stores Corp. ("iParty Retail") was incorporated as a wholly owned subsidiary of iParty Corp. to operate a chain of retail stores selling party goods. On August 15, 2000, iParty Retail acquired inventory, fixed assets and the leases of 33 retail stores from The Big Party Corporation ("The Big Party") in consideration of cash and assumption of certain liabilities. The Big Party filed for bankruptcy protection during the second quarter of 2000 and the acquisition was approved by the United States Bankruptcy Court, District of Delaware.

     The Company's efforts are devoted to the sale of party goods and services through retail stores and the Internet.

2.   UNAUDITED INTERIM FINANCIAL INFORMATION:

     The interim consolidated financial statements as of March 31, 2001 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at December 30, 2000 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2001 may not be indicative of the results for the year ending December 29, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-KSB for the year ended December 30, 2000.

3.   CREDIT ARRANGEMENT:

     On August 1, 2000, the Company established a line of credit with a bank. The agreement permits maximum borrowings equal to the lesser of $7,500,000 or the borrowing base, as defined. Interest on the line of credit for the first $5,000,000 borrowed ("Line Interest Rate") will be payable at the greater of the bank's base rate (9.0% at March 31, 2001) plus 1% or 8%. Interest on the sub-line borrowing, money borrowed between $5,000,000 and $7,500,000, will be payable at the bank rate plus 2%. The agreement also provides for a Commitment Fee of 1% or $75,000 and an Annual Facility Fee of 0.5% per annum of the maximum amount of the special sub-line. This agreement expires on July 31, 2003. As of March 31, 2001, the Company had $3,126,709 outstanding under the line of credit.

In March 2001, the Company and its lender modified the borrowing facility by adjusting certain covenants and other provisions based on the Company's operating plan for 2001. As of March 31, 2001, the Company was in compliance with the adjusted covenants.

4.   SEGMENT REPORTING:

     SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." establishes standards for the way business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders.

     Operating segments represent components of the Company's business that are evaluated regularly by management in assessing the performance and resource allocation. The Company has determined that its reportable segments consist of retail operations and Internet operations.

     The retail operations include the sales and related expenses from 33 retail stores located throughout New England and Florida with the highest concentration of 18 stores in Massachusetts; five are located in Connecticut, three in Rhode Island, three in New Hampshire, one in Maine and three in Florida.

     The Internet operations include the sales and related expenses from the Internet and the Company's off line catalog.

     The reporting segments follow the same accounting policies used for the Company's consolidated financial statements and are described in the Company's Form 10-K. Management evaluates a segment's performance based upon net revenue, operating income (loss) and net loss. Inter-segment transactions are uncommon and not material. Therefore, they have not been separately reflected in the financial table below. The totals of the reportable segments' revenues, net profits and assets agree with the Company's comparable amount contained in the audited financial statements. Revenues from customers outside of the United States are not material. No one customer accounts for more than 10% of the Company's consolidated revenues.

     The Company's financial data for segment reporting for the three months ended March 31 2001 are as follows:

                                             2001                                             2000
                                             ----                                             ----
                           Internet         Retail           Total             Internet      Retail    Total
                           --------         ------           -----             --------      ------    -----

Net revenue                $  246,802      $ 8,701,500      $  8,948,302       $   146,780    $    0   $     146,780
                           ==========      ===========      ============       ===========    ======   =============

Operating Loss             $ (415,639)     $(1,187,132)     $ (1,602,771)      $ (5,737,272)  $    0   $  (5,737,272)
                           ==========      ===========      ============       ============   ======  ==============

Net loss                   $ (370,422)     $(1,312,827)     $ (1,683,249)      $ (5,463,818)  $    0   $  (5,463,818)
                           ==========      ===========      ============       ============   ======  ==============


Total assets               $3,621,422      $11,813,162      $ 15,434,584       $ 22,867,516   $    0   $  22,867,516
                           ============    ===========      ============       ============   ======  ==============

Deprec/amort               $  120,598      $    14,268      $    134,866       $    735,120   $    0   $     735,120
                           ===========     ===========      ============       ============   ======   =============

Capital exp.               $    2,025      $     8,800      $     10,825       $    172,963   $    0   $     172,963
                           ===========     ===========      ============       ============   ======   =============

5.   ACQUISITION:

     On August 15, 2000, the Company, through its wholly-owned subsidiary, iParty Retail pursuant to an Asset Purchase Agreement, acquired certain assets from The Big Party. The Company acquired inventory, fixed assets and the leases of 33 retail stores from The Big Party in consideration of cash and assumption of certain liabilities. This transaction was accounted for as a purchase in accordance with APB No. 16, Accounting for Business Combinations and, accordingly, the results of The Big Party since August 15, 2000 have been included in the Company's statement of operations. The purchase price was allocated to the acquired assets as follows:

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

Unaudited pro forma results of operations for the three months ended March 31, 2000 as if iParty and The Big Party had been combined as of January 1,2000 follow. The pro forma results include estimates and assumptions which management believes are reasonable. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition occurred as of the dates indicated, nor are they necessarily indicative of future operating results.

                                                      Three months ended
                                                        March 31, 2000
                                                      ------------------

      Revenue                                              $ 10,036,780
      Operating loss                                         $6,026,272
                                                           ------------

      Net loss                                             $ (6,123,818)
                                                           ============

      Loss per share:
       Basic and diluted                                   $      (0.55)
                                                           ============

      Weighted average shares:
       Basic and diluted                                    11,136,107
                                                           ============

6.   EARNINGS PER SHARE:

     The Company has computed net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding using the treasury-stock method.

     The following table sets forth the computation of pro-forma basic and diluted earnings per share:

                                    Three months ended      Three months ended
                                      March 31, 2001          March 31, 2000
                                      --------------          --------------

Net loss                              $(1,683,249)            $(6,123,818)
                                      ===========             ===========
Preferred stock
Beneficial conversion feature         $         -             $         -
                                      -----------             -----------

Net loss available to common
  shareholders
                                      $(1,683,249)            $(6,123,818)
                                      ===========             ===========

Loss per share:
 Basic and diluted                    $     (0.13)            $     (0.55)
                                      ===========             ===========

Weighted average shares:
 Basic and diluted                    $12,708,428             $11,136,107
                                      ===========             ===========

As of March 31, 2001 and March 31, 2000,  50,062,776  and  30,916,181  potential common shares were outstanding, respectively, but not included in the above calculation as their effect would have been anti-dilutive.

7.   RESTRUCTURING COSTS:

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

                                Severance       Other          Total
                                ---------       -----          -----

Balance at December 30, 2000    $397,800      $368,263       $766,063
Amounts paid in 2001            (329,657)      (66,086)      (395,743)
                               ---------      --------      ---------

Balance at March 31, 2001        $68,143      $302,177       $370,320
                                 =======      ========       ========

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

     Safe Harbor Statement:

     Certain statements in this Form 10-QSB, including information set forth under Item 2 "Management's Discussion and Analysis" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The words "anticipates," "believes," "estimates," "expects," "plans," "intends" and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. We desire to avail ourselves of certain "safe harbor" provisions of the Act and are therefore including this special note to enable us to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statements. Such future results are based upon our best estimates based upon current conditions and the most recent results of operations. Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including, but not limited to, the following: the success or failure of our efforts to implement our business strategy; our inability to obtain additional financing, if required; third-party suppliers failure to fulfill their obligations to us; intense competition; the failure of our systems or those of our third-party suppliers; and government regulation of the Internet.

Item 2. Management's Discussion and Analysis

     Overview:

     The Company intends to become the premier multi-channel party supply resource with distribution on-line, through catalogues and in retail stores.

     The Company's web site was launched in February 1999. On October 12, 1999, the Company launched the new iParty.com site, a destination for party goods and party planning. From Pokemon costumes to birthday party packs to fog machines, an online party magazine to party safety tips, iParty.com presents consumers with what it believes to be a sophisticated, yet fun and easy-to-navigate online party resource. Offering convenience and an extensive assortment of merchandise, the Company believes iParty.com is refocusing the party goods industry back to the needs of the consumer. At the click of a mouse, party givers can enjoy one-stop shopping and easy-to-find pricing while purchasing all their party needs for birthday bashes, Super Bowl and Halloween parties and more.

     In April 2000, the Company launched its catalogue operation, specializing in the seasonal party needs of the consumer.

     On August 15, 2000 iParty Retail Stores Corp. purchased assets consisting of 33 store leases, fixtures and inventory from The Big Party Corporation. This enabled the Company to set up retail operations and to become a multi-channel outlet for party supplies.

     Results of Operations:

     Three months ended March 31, 2000 compared to three months ended March 31, 2001

     Revenue includes the selling price of party goods sold, net of returns and discounts, as well as outbound shipping and handling charges. Revenue is recognized at the time of sale for retail sales and at the time products are shipped to customers for Internet sales. Consolidated revenue for the three months ended March 31, 2001 and 2000 were $8,948,302 and $146,834 respectively. For the three months ended March 31, 2001 revenue from retail stores totaled $8,701,500 and revenue from the Internet totaled $246,802. For the three months ended March 31, 2000 revenue from the retail stores totaled $0 and revenue from the Internet totaled $146,834. The 68% increase in Internet sales is due to increased traffic and revenue from repeat customers.

     Cost of products sold consists of the cost of merchandise sold to customers, store rent, warehousing costs, and outbound shipping and handling costs charged to the Company by its fulfillment partner, Taymark. Consolidated cost of products sold for the three months ended March 31, 2001 and 2000 was $5,737,861 64% of revenue and $117,357 or 80% of revenue respectively. For the three months ended March 31, 2001 cost of products sold from the retail stores totaled $5,528,997 or 64% of revenue and cost of products sold from the Internet totaled $208,864 or 85% of revenue. For the three months ended March 31, 2000 cost of products sold from the retail stores totaled $0 and cost of products sold from the Internet totaled $117,357 or 80% of revenue.

     Amortization of fulfillment partner warrant expense consists of the amortization of the estimated fair value of the warrant issued to Taymark to provide inventory and fulfillment services to deliver merchandise ordered on the site, or directly through a toll-free telephone number, directly to consumers. On July 8, 1999, we entered into a product fulfillment agreement with Taymark. The initial term of the agreement runs through December 31, 2002. The agreement contains certain restrictions on competition by the direct marketer. As additional consideration for such restrictions and services, we issued a warrant to purchase 3,000,000 shares of common stock at an exercise price of $3.75. The warrant expires on October 1, 2002. The estimated fair value of the warrant on the date of issue was approximately $5.3 million as determined using the Black-Scholes option pricing model. On December 30, 2000 it was determined that the Company had not met certain purchase requirements for the year as outlined in the agreement with Taymark. As a result of this shortfall, the restrictions on competition by Taymark as outlined in the agreement were lifted rendering the remaining unamortized value of the warrant worthless. Therefore, the remaining balance of $3,021,954 was charged to expense. For the three months ended March 31, 2001 and 2000 amortization of fulfillment partner warrant expense was $0 and $377,744, respectively.

     Marketing and sales expenses consist primarily of advertising, public relations and promotional expenditures, and all related payroll and related expenses for personnel engaged in marketing and selling activities, including store payroll. Consolidated marketing and sales expenses for the three months ended March 31, 2001 and 2000 were $3,254,425 and $2,405,456, respectively. For the three months ended March 31, 2001, marketing and sales expenses for retail stores totaled $3,220,440 and marketing and sales expenses for the Internet totaled $33,985. For the three months ended March 31, 2000 marketing and sales expenses for retail stores totaled $0 and marketing and sales expenses for the Internet totaled $2,405,456. Included in the marketing and sales expenses for the Internet for 2000 was $135,000 resulting from the amortization of the Margaritaville warrant. The decrease in marketing spending for the Internet was related to lower cost per acquisition in 2001.

     Product and technology development expenses consist principally of payroll and related expenses for product development, editorial, systems and operations personnel and consultants, and systems infrastructure related to the Company's Internet site. Product and technology development expenses for the three months ended March 31, 2001 and 2000 were $527,440 and $1,864,459, respectively. The decrease in product and technology development expenses is due to the transition from a site development phase in 2000 to a site maintenance phase in 2001.

     General and administrative ("G&A") expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. Consolidated G&A expenses for the three months ended March 31, 2001 and 2000 were $945,857 and $572,839, respectively. The increase in G&A expenses is due to the additional staff required to manage the retail stores.

     The non-cash compensation expenses consists of the amortization of stock options granted to consultants related to the Internet operation. Non-cash compensation expense for the three months ended March 31, 2001 and 2000 were $85,490 and $546,178, respectively. In February 2000, certain employees exercised stock options on a cash-less basis resulting in $460,000 of non-cash compensation expense.

     Interest income on cash and cash equivalents for the three months ended March 31, 2001 and 2000, was $53,096 and $273,455, respectively. The decrease in income is due to higher cash and investment balance in 2000 resulting from the Company's financing activities, principally the private placement of Series B, C, and D Convertible Preferred Stock completed in 1999.

     Interest expense for the three months ended March 31, 2001 and 2000, was $133,547 and $0, respectively. The interest expense in 2001 was related to the iParty Retail line of credit.

     Liquidity and Capital Resources:

     The Company used cash in operating activities for the three months ended September 31, 2001 and 2000 totaling $2,245,243 and $3,449,963, respectively. In addition, we invested cash in property and equipment, including web site development expenditures for the three months ended March 31, 2001 and 2000 totaling $10,825 and $3,050,340 respectively. The Company also used $325,919 of our bank line to fund our working capital and capital expenditures in the first quarter of 2001.

     To date, the Company raised an aggregate of $30.9 million in equity financing. On August 1, 2000, the Company established a line of credit with a bank. The agreement permits maximum borrowings equal to the lesser of $7,500,000 or the borrowing base, as defined. Interest on the line of credit for the first $5,000,000 borrowed ("Line Interest Rate") will be payable at the greater of the bank's base rate (9.0% at March, 31, 2001) plus 1% or 8%. Interest on the sub-line borrowing, money borrowed between $5,000,000 and $7,500,000, will be payable at the bank rate plus 2%. The agreement also provides for a Commitment Fee of 1% or $75,000 and an Annual Facility Fee of 0.5% per annum of the maximum amount of the special sub-line. This agreement expires on July 31, 2003. As of March 31, 2001, the Company had $3,126,709 outstanding under the line of credit.

     In March 2001, the Company and its lender modified the borrowing facility by adjusting certain covenants and other provisions based on the Company's operating plan for 2001. As of March 31, 2001, the Company was in compliance with the adjusted covenants.

     The Company believes, based on currently proposed plans and assumptions relating to its operations, that the net proceeds from the financings and related interest income, together with anticipated revenues from operations and the line of credit, will be sufficient to fund our operations and working capital requirements for at least twelve months. In the event that the Company's plans or assumptions change or prove inaccurate (due to unanticipated expenses, increased competition, unfavorable economic conditions, or other unforeseen circumstances) the Company could be required to seek additional financing sooner than currently expected. There can be no assurance that such additional funding will be available to us, or if available, that the terms of such additional financing will be acceptable.

SIGNATURES

     In accordance with requirements of the Securities Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        iPARTY CORP.

Dated:    May 15,2001                   By:     /s/ Sal Perisano
                                                -------------------------------
                                                Sal Perisano
                                                Chief Executive Officer

                                        By:     /s/ Patrick Farrell
                                                -------------------------------
                                                Patrick Farrell
                                                President & Chief Financial
                                                Officer