Form 10-Q
period 2001-06-30
IPARTY CORP
filed 2001-08-13
CIK 1078383

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                        -

                  For the quarterly period ended June 30, 2001
                                 --------------

                                       OR

          /__/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______________________ to ____________________

                           Commission File No. 0-25507
                                               -------

                                  iPARTY CORP.
                                  ------------
             (Exact name of registrant as specified in its charter)

              Delaware                                    13-4012236
              --------                                    ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation of organization)

1457 VFW Parkway West Roxbury, MA                                     02132
----------------------------------------------------                  -----
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

                                    Yes    No X


         On August 8, 2001 there were 13,574,095 shares of the Registrant's common stock, $.001 par value, issued and outstanding.





--------------------------------------------------------------------------------
                                  iPARTY CORP.

                         Quarterly Report on Form 10-QSB

                                Table of Contents

                                                                            PAGE

PART I   FINANCIAL INFORMATION

Item 1.           Financial Statements                                         3

                  Notes to Consolidated Financial Statements                   6

Item 2.           Management's Discussion and Analysis                        11


PART II  OTHER INFORMATION

Item 1.           Legal Proceedings                                           15

Item 4.           Submission of Matters to vote of Security Holders           15

Item 6.           Exhibits                                                    15


SIGNATURES









--------------------------------------------------------------------------------
                                               iParty Corp.
                                       Consolidated Balance Sheets

                                                                                         June 30,        December 30,
                               ASSETS                                                      2001             2000
                                                                                           ----             ----
                                                                                        (Unaudited)
                                                                                        -----------

Current assets:
   Cash and cash equivalents                                                          $  3,354,181     $  5,002,254
   Cash, restricted                                                                        155,564          635,000
   Accounts receivable                                                                     522,357          948,292
   Inventory                                                                             9,386,749        8,226,560
   Prepaid expenses and other current assets                                               727,688           69,812
                                                                                      ------------     ------------
         Total current assets                                                           14,146,539       14,881,918

   Property and equipment, net                                                             786,377          903,849
   Other assets                                                                            194,664          557,286
                                                                                      ------------     ------------

Total assets                                                                          $ 15,127,580     $ 16,343,053
                                                                                      ============     ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                    $  3,324,016     $  2,415,679
  Accrued severance and restructuring expenses                                              99,828          775,137
  Accrued expenses                                                                       1,858,675        2,434,480
  Line of credit                                                                         3,459,687        2,800,790
                                                                                      ------------     -------------
       Total current liabilities                                                         8,742,206        8,426,086

Other liabilities:                                                                         614,238          492,465
                                                                                      ------------     -------------
Total liabilities                                                                        9,356,444        8,918,551

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.001 par value; 10,000,000 shares authorized; Series A preferred stock - 1,000,000 shares authorized,
        issued and outstanding                                                               1,000            1,000
     Series B preferred stock - 1,413,352  authorized;
       1,291,748 and 1,413,352 shares issued and outstanding as of                           1,291            1,414
       June 30, 2001 and December 30, 2000, respectively
     Series C preferred stock - 145,198 shares authorized,
       issued and outstanding                                                                  145              145
     Series D preferred stock - 362,996 shares authorized,
       issued and outstanding                                                                  363              363
     Series E preferred stock - 533,333 shares authorized,
       issued and outstanding                                                                  533              533
     Series F preferred stock - 114,286 shares authorized,
       issued and outstanding                                                                  114              114
  Common stock - $.001 par value; 150,000,000 shares authorized;
       13,390,785 and 12,174,745 shares issued and outstanding as of                        13,391           12,175
       June 30, 2001 and December 30, 2000, respectively
  Additional paid in capital                                                            64,365,522       64,166,987
  Accumulated deficit                                                                  (58,611,223)     (56,758,229)
                                                                                       ------------     ------------

       Total stockholders' equity                                                        5,771,136        7,424,502
                                                                                       ------------     ------------

Total liabilities and stockholders' equity                                            $ 15,127,580     $ 16,343,053
                                                                                      ============     ============






                             The accompanying Notes are an interal part of these Consolidated Financial
                                                             Statements

--------------------------------------------------------------------------------
                                  iParty Corp.
                      Consolidated Statements of Operations


                                                For the three months           For the six months ended
                                                   ended June 30,                      June 30,
                                                2001            2000           2001                2000
                                                ----            ----           ----                ----
                                               (Unaudited)      (Unaudited)   (Unaudited)       (Unaudited)
                                               -----------      ----------    ----------         ----------

Revenues                                       $ 12,250,177    $    259,852   $ 21,198,479    $    406,685
                                               ------------    ------------   ------------    -------------

 Operating costs:
           Cost of products sold                  7,192,259         375,363     12,930,120         492,720
           Amortization of partner warrant               --         377,744             --         755,488
           Marketing and sales                    3,652,970       2,563,555      6,907,395       4,979,563
           Product and technology development       565,032       1,664,788      1,092,472       3,562,532
           General and administrative               905,678         549,544      1,851,535       1,078,543
           Restructuring income                    (122,534)             --       (122,534)             --
           Non-cash compensation expense            114,138          88,777        199,628         634,956
                                                ------------   ------------     -----------    -----------

 Operating loss                                     (57,366)     (5,359,919)     (1,660,137)    (11,097,117)

           Interest income                           33,980         226,679        87,049           500,133
           Interest Expense                        (146,357)             --        (279,904)             --
                                                   ---------     -----------     -----------     ----------

 Net loss                                      $   (169,743)   $ (5,133,240)   $ (1,852,992)   $(10,596,984)
                                               =============   =============   ============    =============

 Loss per share:
           Basic and diluted                   $      (0.01)   $      (0.46)   $     (0.14)     $     (0.95)
                                               =============   =============   ============     ============

 Weighted Average Shares
Outstanding:
           Basic and diluted                      13,036,082      11,136,107      12,873,160      11,103,436
                                                ============     ===========    ============     ============









                             The accompanying Notes are an interal part of these Consolidated Financial
                                                             Statements

--------------------------------------------------------------------------------



                                                            iParty Corp.
                                                Consolidated Statements of Cash Flows

                                                                                                          For the six months ended
                                                                                                                    June 30,
                                                                                                               2001            2000
                                                                                                               ----            ----
                                                                                                        (Unaudited)      (Unaudited)

Cash flows from operating activities:

     Net loss                                                                                          $ (1,852,992)   $(10,596,984)

     Adjustments to reconcile net loss to
        net cash used in operating activities:
        Depreciation and amortization                                                                       283,324        1,498,952
        Non-cash compensation expense                                                                       199,628          634,596
        Decrease (increase) in:
          Accounts receivable                                                                               425,934           99,476
          Inventory                                                                                      (1,160,189)               -
          Prepaid expenses and other current assets                                                       (657,876)           50,128
          Other assets                                                                                     362,622           (6,349)
      Increase (decrease) in:
          Accounts payable                                                                                 908,337           826,663
          Accrued severance and restructuring expenses                                                    (675,309)        (138,974)
          Accrued expenses                                                                                (492,622)         458,526
          Other liabilities                                                                                121,773                 -
                                                                                                        ------------    ------------
      Net cash used in operating activities                                                            (2,537,370)      (7,173,606)



Cash flows from investing activities:

     Purchase of property and equipment                                                                    (126,346)       (337,458)
     Purchase of marketable securities                                                                            -        (670,436)
     Decrease in restricted cash                                                                            479,436          51,012
                                                                                                       ------------    -------------
        Net cash provided by (used in) investing activities                                                 353,090        (956,882)
                                                                                                       ------------    -------------


Cash flows from financing activities:

     Net borrowings from line of credit,                                                                    658,897                -
     Payments on capital lease obligations                                                                 (122,690)               -
        Net cash provided by financing activities                                                       -----------     ------------
                                                                                                            536,207                -

Net decrease in cash and cash equivalents                                                                (1,648,07)      (8,130,488)

Cash and cash equivalents, beginning of period                                                           5,002,254       18,673,304

Cash and cash equivalents, end of period                                                              $  3,354,181     $ 10,542,816
                                                                                                      ============     ============

Cash paid for:
     Interest expense                                                                                  $    279,904    $           -
                                                                                                       ============    =============

     Income taxes                                                                                      $       --      $     28,997
                                                                                                       ============    =============

Supplemental disclosure of non-cash financing activities:
     Conversion of Series B preferred stock to common stock                                            $      1,215    $           -
                                                                                                       ============    =============

     Acquisition of assets under capital lease                                                         $    184,840    $    212,880
                                                                                                       ============    =============





                             The accompanying Notes are an interal part of these Consolidated Financial
                                                             Statements

--------------------------------------------------------------------------------
                                  iPARTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)

1. THE COMPANY:

         iParty LLC was created on December 11, 1997 to launch an Internet-based merchant of party goods and services and commenced operations in January 1998. On March 12, 1998, iParty Corp. was organized as a wholly owned subsidiary of iParty LLC and the net assets and operations of iParty LLC were transferred to iParty Corp. On April 9, 1998, StarGreetings, Inc. ("Star") was incorporated as a wholly owned subsidiary of iParty Corp. to develop and operate a personalized celebrity greeting service.

         Effective July 2, 1998, iParty Corp. ("iParty" or the "Company") merged into WSI Acquisition Corp. ("WSI"), an inactive company. The merger was consummated through an exchange of shares that resulted in iParty LLC receiving 6,000,000 common shares or 54.5% of the outstanding shares of WSI. In connection with the merger and as a condition thereof, WSI sold, in two private placements, an aggregate of 4,585,000 shares of its common stock of which 3,624,043 shares were sold for $.01 per share and 960,957 shares, together with warrants to purchase 1,000,000 shares of Series A preferred stock, were sold for $1.00 per share or aggregate proceeds of $997,197 before related expenses. The merger was treated as a re-capitalization for accounting purposes and iParty's historic capital accounts were retroactively adjusted to reflect the 6,000,000 shares issued by WSI in the transaction. In addition, as WSI had no assets before the merger and the private placements, the 420,421 outstanding common shares of WSI were recorded at par value with a corresponding charge to additional paid-in capital. In connection with the merger, WSI changed its name to iParty Corp.

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

2. UNAUDITED INTERIM FINANCIAL INFORMATION:

         The interim consolidated financial statements as of June 30, 2001 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at December 30, 2000 has been derived from the audited consolidated financial statements at that date. Operating results for the three and six months ended June 30, 2001 may not be indicative of the results for the year ending December 29, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-KSB for the year ended December 30, 2000.

3. CREDIT ARRANGEMENT:

         On August 1, 2000, the Company established a line of credit with a bank. The agreement permits maximum borrowings equal to the lesser of $7,500,000

--------------------------------------------------------------------------------
or the borrowing base, as defined. Interest on the line of credit for the first $5,000,000 borrowed ("Line Interest Rate") is payable at the greater of the bank's base rate (6.75% at June 30, 2001) plus 1% or 7.75%. Interest on the sub-line borrowing, money borrowed between $5,000,000 and $7,500,000, is payable at the bank rate plus 2%. The agreement also provides for a Commitment Fee of 1% or $75,000 and an Annual Facility Fee of 0.5% per annum of the maximum amount of the special sub-line. This agreement expires on July 31, 2003. As of June 30, 2001, the Company had $3,459,687 outstanding and an additional $2.4 million available under the line of credit

         In March 2001, the Company and its lender modified the borrowing facility by adjusting certain covenants and other provisions based on the Company's operating plan for 2001. As of June 30, 2001, the Company was in compliance with the adjusted covenants.

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

         The reporting segments follow the same accounting policies used for the Company's consolidated financial statements and are described in the Company's Form 10-KSB. Management evaluates a segment's performance based upon net revenue, operating income (loss) and net loss. Inter-segment transactions are uncommon and not material. Therefore, they have not been separately reflected in the financial table below. The totals of the reportable segments' revenues, net profits and assets agree with the Company's comparable amounts contained in the financial statements. Revenues from customers outside of the United States are not material. No one customer accounts for more than 10% of the Company's consolidated revenues.

         The Company's financial data for segment reporting for the three and six months ended June 30, 2001 are as follows


                                                Three months ended June 30,                       Three months ended June 30,
                                                ---------------------------                       ---------------------------
                                                        2001                                              2000
                                                        ----                                              ----

                                          Internet       Retail           Total            Internet          Retail     Total
                                          --------       ------           -----            --------          ------     -----
Net revenue                               $   242,702    $  12,007,475    $  12,250,177    $      259,905    $     0    $   259,905
                                          ===========    =============    =============    ==============    =======    ===========

Operating Loss                            $  (251,353)   $     193,987    $     (57,366)   $   (5,359,845)   $     0    $(5,359,845)
                                          ===========    =============    =============    ==============    =======    ===========

Net loss                                  $  (222,982)   $      53,239    $    (169,743)   $   (5,133,166)   $     0    $(5,133,166)
                                          ===========    =============    =============    ==============    =======    ===========


Total assets                              $ 3,447,335    $  11,313,213    $  14,760,548    $   16,343,053    $     0    $16,343,053
                                          ===========    =============    =============    ==============    =======    ===========

Deprec/amort                              $   120,598    $      27,860    $     148,458    $      763,832    $     0    $   763,832
                                          ===========    =============    =============    ==============    =======    ===========

Capital exp                               $      --      $     115,521    $     115,521    $      164,495    $     0    $   164,495
                                          ===========    =============    =============    ==============    =======    ===========


--------------------------------------------------------------------------------


                                        Six Months ended June 30                          Six Months ended June 30
                                        ------------------------                          ------------------------
                                                2001                                               2000
                                                ----                                               ----

                                  Internet    Retail         Total              Internet           Retail        Total
                                  --------    ------         -----              --------           ------        -----
Net revenue                       $  489,504  $ 20,708,975    $ 21,198,479      $   406,685        $          0  $    406,685
                                  =========== ===========    ==============     ============       ============  ===============

Operating Loss                    $  (666,992)$  (993,145)   $   (1,660,137)    $   (11,097,117)   $          0  $(11,097,117)
                                  =========== ============   ==============     ===============    ============  ===============

Net loss                          $  (593,404)$(1,259,588)   $   (1,852,992)    $   (10,596,984)   $          0  $(10,596,984)
                                  =========== ============    ==============    ===============   ============  ===============


Total assets                      $ 3,447,335 $ 11,313,213   $   15,127,580     $    16,343,053    $          0  $ 16,343,053
                                  =========== ============   ==============     ===============    ============  ===============

Deprec/amort                      $   241,196 $     42,128   $      286,324     $     1,498,952    $          0  $  1,498,952
                                  =========== ============   ==============     ===============    ============  ===============
Capital exp                       $     2,025 $    124,321   $      126,346     $       337,458    $          0  $    337,458
                                  =========== ============   ==============     ===============    ============  ===============




5. ACQUISITION:

         On August 15, 2000, the Company, through its wholly-owned subsidiary, iParty Retail, pursuant to an Asset Purchase Agreement, acquired certain assets from The Big Party. The Company acquired inventory, fixed assets and the leases of 33 retail stores from The Big Party in consideration of cash and assumption of certain liabilities. This transaction was accounted for as a purchase in accordance with APB No. 16, Accounting for Business Combinations and, accordingly, the results of The Big Party since August 15, 2000 have been included in the Company's statement of operations. The purchase price was allocated to the acquired assets as follows:

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

         Unaudited pro forma results of operations for the three and six months ended June 30, 2000 as if iParty and The Big Party had been combined as of January 1, 2000 follow. The pro forma results include estimates and assumptions which management believes are reasonable. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition occurred as of the dates indicated, nor are they necessarily indicative of future operating results.


                                                        Three months ended                      Six months ended
                                                             June 30,                               June 30,
                                                                        (Proforma)                                      (Proforma)
                                                                        ----------                                      ----------
                                                        2001              2000                 2001                         2000
                                                        ----              ----                 ----                         ----


Revenue                                              $ 12,250,177          $ 11,631,918          $ 21,198,479          $ 21,668,698
Operating loss                                       $    (57,366)         $ (6,958,613)         $ (1,660,137)         $(12,984,685)
                                                     ------------          ------------          ------------          ------------

Net loss                                             $   (169,743)         $ (6,360,734)         $ (1,852,992)         $(12,484,552)
                                                     ============          ============          ============          ============

Loss per share:
 Basic and diluted                                   $      (0.01)         $      (0.57)         $      (0.14)         $      (1.12)
                                                     ============          ============          ============          ============

Weighted average shares:
 Basic and diluted                                     13,036,082            11,136,107            12,873,160            11,103,436
                                                     ============          ============          ============          ============


--------------------------------------------------------------------------------

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

         As of June  30,  2001  and June 30,  2000,  49,289,411  and  32,579,193
potential common shares were outstanding, respectively, but not included in earnings per share calculation as their effect would have been anti-dilutive.

7. RESTRUCTURING COSTS:

         In fiscal 2000, the Company decided to close its New York City headquarters and transfer this operation to its Boston, Massachusetts location. As part of operating expenses, the Company recorded $1,093,328 of restructuring expenses related to this facility closure in 2000. These costs were primarily related to severance for a group of employees and other exit costs related to closing the New York facility.


                                                 Severance              Other               Total
Balance at December 30, 2000                           $ 406,874        $ 368,263          $ 775,137
Amounts paid in 2001                                   $(406,874)       $(145,901)         $(552,775)
Excess of amounts provided                             $       -        $(122,534)         $(122,534)
                                                       ---------        ----------         ----------

Balance at June 30 2001                                $       -        $   99,828         $   99,828
                                                       =========        ==========         ==========

         During the quarter ended June 30, 2001, due to the substantial completion of the actions of the 2000 restructuring plan, the Company reevaluated its 2000 restructuring accrual. As a result of this review certain costs associated with the close of the New York City headquarters were no longer required. This resulted from the elimination of certain planned actions as well as the Company successfully negotiating certain closing costs. As such, the Company has recognized a restructuring credit of $122,534, which affected the Internet segment. This credit is reflected in "Restructuring income" in the Consolidated Statements of Operations.

         The remainder of the reserve represents exit costs related to closing and vacating the facility. Such costs are expected to be incurred during the second half of 2001.

8. COMMITMENTS AND CONTINGENCIES:

  Legal proceedings:

         The Company is a defendant in one lawsuit that is being handled in the ordinary course of business. Pursuant to an Asset Purchase Agreement dated August 2, 2000, as amended, the Company purchased from The Big Party Corporation, Debtor and Debtor-in-Possession, 33 retail locations and the assets located therein, including inventory. The Company and The Big Party are in disagreement concerning the value and amount due on account of the inventory and The Big Party is claiming that $625,568 is due. In addition, the parties set up a $100,000 escrow of funds paid under the agreement as security for rental payments and other adjustments due, and the parties are in discussions concerning the portion thereof which belongs to the Company. The Big Party filed a complaint with the U.S. Bankruptcy Court for the District of Delaware in January 2001 seeking payment of $625,568 on account of the inventory. The Company is disputing the amount claimed and intends to file an answer and a possible counterclaim for amounts due on account of the escrow referred to above. The Company is also in negotiations with The Big Party seeking to reach an agreeable compromise. This matter is in the preliminary stages. In the opinion of the management of the Company, the Company is adequately reserved and this should not result in final judgement or settlement that would have a material adverse effect on the Company's financial condition or results of operations.


--------------------------------------------------------------------------------

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






--------------------------------------------------------------------------------

Item 2.           Management's Discussion and Analysis

Overview:

         The Company intends to become the premier multi-channel party supply resource with distribution on-line, through catalogs and in retail stores.

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

Results of Operations:

Three months ended June 30, 2001 compared to three months ended June 30, 2000

         Revenue includes the selling price of party goods sold, net of returns and discounts, as well as outbound shipping and handling charges. Revenue is recognized at the time of sale for retail sales and at the time products are shipped to customers for Internet sales. Consolidated revenue for the three months ended June 30, 2001 and 2000 were $12,250,177 and $259,852 respectively. For the three months ended June 30, 2001 revenue from retail stores totaled $12,007,475 and revenue from the Internet totaled $242,702. For the three months ended June 30, 2000 revenue from the retail stores totaled $0 and revenue from the Internet totaled $259,852. The 7% decrease in Internet sales is due to decreased traffic and revenue from new customers compared to the three months ended June 30, 2000. During the period ended June 30, 2000, the Company aggressively acquired new customers with several coupon promotions. Although these promotions were successful in acquiring new customers, they resulted in a negative gross margin of 44% for the quarter.

         Cost of products sold consists of the cost of merchandise sold to customers, store rent, warehousing costs, and outbound shipping and handling costs charged to the Company by its fulfillment partner, Taymark. Consolidated cost of products sold for the three months ended June 30, 2001 and 2000 was $7,192,259 or 59% of revenue and $375,363 or 144% of revenue respectively. For the three months ended June 30, 2001 cost of products sold from the retail stores totaled $7,022,264 or 58% of revenue and cost of products sold from the Internet totaled $169,995 or 70% of revenue. For the three months ended June 30, 2000 cost of products sold from the retail stores totaled $0 and cost of products sold from the Internet totaled $375,363 or 144% of revenue. During the period ended June 30, 2000, the Company aggressively acquired new customers with several coupon promotions. Although these promotions were successful in acquiring new customers, they resulted in a negative gross margin of 44% for the quarter.

         Amortization of fulfillment partner warrant expense consists of the amortization of the estimated fair value of the warrant issued to Taymark to provide inventory and fulfillment services to deliver merchandise ordered on the site, or directly through a toll-free telephone number, directly to consumers. On July 8, 1999, the Company entered into a product fulfillment agreement with Taymark. The initial term of the agreement runs through December 31, 2002. The agreement contains certain restrictions on competition by the direct marketer. As additional consideration for such restrictions and services, the Company issued a warrant to purchase 3,000,000 shares of common stock at an exercise price of $3.75. The warrant expires on October 1, 2002. The estimated fair value

--------------------------------------------------------------------------------
of the warrant on the date of issue was approximately $5.3 million as determined using the Black-Scholes option pricing model. On December 30, 2000 it was determined that the Company had not met certain purchase requirements for the year as outlined in the agreement with Taymark. As a result of this shortfall, the restrictions on competition by Taymark as outlined in the agreement were lifted rendering the remaining unamortized value of the warrant worthless. Therefore, the remaining balance of $3,021,954 was charged to expense. For the three months ended June 30, 2001 and 2000 amortization of fulfillment partner warrant expense was $0 and $377,744, respectively.

         Marketing and sales expenses consist primarily of advertising, public relations and promotional expenditures, and all related payroll and related expenses for personnel engaged in marketing and selling activities, including store payroll. Consolidated marketing and sales expenses for the three months ended June 30, 2001 and 2000 were $3,652,970 and $2,563,555 respectively. For the three months ended June 30, 2001, marketing and sales expenses for retail stores totaled $3,650,397 and marketing and sales expenses for the Internet totaled $2,573. For the three months ended June 30, 2000 marketing and sales expenses for retail stores totaled $0 and marketing and sales expenses for the Internet totaled $2,563,555. Included in the marketing and sales expenses for the Internet for 2000 was $135,000 resulting from the amortization of the Margaritaville warrant. The decrease in marketing spending for the Internet was related to lower cost per acquisition in 2001.

         Product and technology development expenses consist principally of payroll and related expenses for product development, editorial, systems and operations personnel and consultants, and systems infrastructure related to the Company's Internet site. Product and technology development expenses for the three months ended June 30, 2001 and 2000 were $565,032 and $1,664,788, respectively. The decrease in product and technology development expenses is due to the transition from a site development phase in 2000 to a site maintenance phase in 2001.

         General and administrative ("G&A") expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. Consolidated G&A expenses for the three months ended June 30, 2001 and 2000 were $905,678 and $549,544, respectively. The increase in G&A expenses is due to the additional staff required to manage the retail stores.

         Restructuring income consists of the excess of amounts provided to close our New York office over actual expenses incurred. During the quarter ended June 30, 2001, due to the substantial completion of the actions of the 2000 restructuring plan, the Company reevaluated its 2000 restructuring accrual. As a result of this review certain costs associated with the close of the New York City headquarters were no longer required. This resulted from the elimination of certain planned actions as well as the Company successfully negotiating certain closing costs. As such, the Company has recognized a restructuring credit of $122,534, which affected the Internet segment. This credit is reflected in "Restructuring income" in the Consolidated Statements of Operations.

         The non-cash compensation expenses consist of the amortization of stock options granted to consultants related to the Internet operation. Non-cash compensation expenses for the three months ended June 30, 2001 and 2000 was $114,138 and $88,777, respectively.

         Interest income on cash and cash equivalents for the three months ended June 30, 2001 and 2000, was $33,980 and $226,679, respectively. The decrease in interest income is due to higher cash and investment balance in 2000 resulting from the Company's financing activities, principally the private placement of Series B, C, and D Convertible Preferred Stock completed in 1999.

         Interest expense for the three months ended June 30, 2001 and 2000, was $146,357 and $0, respectively. The interest expense in 2001 was related to the iParty Retail line of credit.

Six months ended June 30, 2001 compared to six months ended June 30, 2000:

         Revenue includes the selling price of party goods sold, net of returns and discounts, as well as outbound shipping and handling charges. Revenue is

--------------------------------------------------------------------------------
recognized at the time of sale for retail sales and at the time products are shipped to customers for Internet sales. Consolidated revenue for the six months ended June 30, 2001 and 2000 were $21,198,479 and $406,685, respectively, For the six months ended June 30, 2001 revenue from retail stores totaled $20,708,975 and revenue from the Internet totaled $489,504. For the six months ended June 30, 2000 revenue from the retail stores totaled $0 and revenue from the Internet totaled $406,685. The 20% increase in Internet sales is due to increased traffic and revenue from repeat customers.

         Cost of products sold consists of the cost of merchandise sold to customers, store rent, warehousing costs, and outbound shipping and handling costs charged to the Company by its fulfillment partner, Taymark. Consolidated cost of products sold for the six months ended June 30, 2001 and 2000 was $12,930,120 or 61% of revenue and $492,720 or 121% of revenue respectively. For the six months ended June 30, 2001 cost of products sold from retail stores totaled $12,551,261 or 61% of revenue and cost of products sold from the Internet totaled $378,859 or 77% of revenue. For the six months ended June 30, 2000 cost of products sold from the retail stores totaled $0 and cost of products sold from the Internet totaled $492,720 or 121% of revenue.

         Amortization of fulfillment partner warrant expense consists of the amortization of the estimated fair value of the warrant issued to Taymark to provide inventory and fulfillment services to deliver merchandise ordered on the site, or directly through a toll-free telephone number, directly to consumers. On July 8, 1999, the Company entered into a product fulfillment agreement with Taymark. The initial term of the agreement runs through December 31, 2002. The agreement contains certain restrictions on competition by the direct marketer. As additional consideration for such restrictions and services, the Company issued a warrant to Taymark to purchase 3,000,000 shares of common stock at an exercise price of $3.75. The warrant expires on October 1, 2002. The estimated fair value of the warrant on the date of issue was approximately $5.3 million as determined using the Black-Scholes option pricing model. On December 30, 2000 it was determined that the Company had not met certain purchase requirements for the year as outlined in the agreement with Taymark. As a result of this shortfall, the restrictions on competition by Taymark as outlined in the agreement were lifted rendering the remaining unamortized value of the warrant worthless. Therefore, the remaining balance of $3,021,954 was charged to expense. For the six months ended June 30, 2001 and 2000 amortization of fulfillment partner warrant expense was $0 and $755,488, respectively.

         Marketing and sales expenses consist primarily of advertising, public relations and promotional expenditures, and all related payroll and related expenses for personnel engaged in marketing and selling activities, including store payroll. Consolidated marketing and sales expenses for the six months ended June 30, 2001 and 2000 were $6,907,395 and $4,979,563, respectively. For the six months ended June 30, 2001, marketing and sales expenses for retail stores totaled $6,870,837 and marketing and sales expenses for the Internet totaled $36,558. For the six months ended June 30, 2000 marketing and sales expenses for retail stores totaled $0 and marketing and sales expenses for the Internet totaled $4,979,563. Included in the marketing and sales expenses for the Internet for 2000 was $270,000 resulting from the amortization of the Margaritaville warrant. The decrease in marketing spending for the Internet was related to lower cost per acquisition in 2001.

         Product and technology development expenses consist principally of payroll and related expenses for product development, editorial, systems and operations personnel and consultants, and systems infrastructure related to the Company's Internet site. Product and technology development expenses for the six months ended June 30, 2001 and 2000 were $1,092,472 and $3,562,532, respectively. The decrease in product and technology development expenses is due to the transition from a site development phase in 2000 to a site maintenance phase in 2001.

         General and administrative ("G&A") expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. Consolidated G&A expenses for the six months ended June 30, 2001 and 2000 were $1,851,535 and $1,078,453 respectively. The increase in G&A expenses is due to the additional staff required to manage the retail stores.

--------------------------------------------------------------------------------

         Restructuring income consists of the excess of amounts provided to close our New York office over actual expenses incurred. During the quarter ended June 30, 2001, due to the substantial completion of the actions of the 2000 restructuring plan, the Company reevaluated its 2000 restructuring accrual. As a result of this review certain costs associated with the close of the New York City headquarters were no longer required. This resulted from the elimination of certain planned actions as well as the Company successfully negotiating certain closing costs. As such, the Company has recognized a restructuring credit of $122,534, which affected the Internet segment. This credit is reflected in "Restructuring income" in the Consolidated Statements of Operations.

         The non-cash compensation expense consists of the amortization of stock options granted to consultants related to the Internet operation. Non-cash compensation expense for the six months ended June 30, 2001 and 2000 was $199,628 and $634,596, respectively. In February 2000, certain employees exercised stock options on a cash-less basis resulting in $460,000 of non-cash compensation.

         Interest income on cash and cash equivalents for the six months ended June 30, 2001 and 2000, was $87,049 and $500,133, respectively. The decrease in interest income is due to higher cash and investment balance in 2000 resulting from the Company's financing activities, principally the private placement of Series B, C, and D Convertible Preferred Stock completed in 1999.

         Interest expense for the six months ended June 30, 2001 and 2000, was $279,904 and $0, respectively. The interest expense in 2001 was related to the iParty Retail line of credit.

Liquidity and Capital Resources:

         The Company used cash in operating activities for the six months ended June 30, 2001 and 2000 totaling $2,537,370 and $7,173,606, respectively. In addition, the Company invested cash in property and equipment, including web site development expenditures for the six months ended June 30, 2001 and 2000 totaling $126,346 and $337,458, respectively. The Company also used $658,897 of its bank line to fund our working capital and capital expenditures in the six months ended June 30, 2001.

         To date, the Company has raised an aggregate of $32.9 million in equity financing. On August 1, 2000, the Company established a line of credit with a bank. The agreement permits maximum borrowings equal to the lesser of $7,500,000 or the borrowing base, as defined. Interest on the line of credit for the first $5,000,000 borrowed ("Line Interest Rate") is payable at the greater of the bank's base rate (6.75% at June 30, 2001) plus 1% or 7.75%. Interest on the sub-line borrowing, money borrowed between $5,000,000 and $7,500,000, is payable at the bank rate plus 2%. The agreement also provides for a Commitment Fee of 1% or $75,000 and an Annual Facility Fee of 0.5% per annum of the maximum amount of the special sub-line. This agreement expires on July 31, 2003. As of June 30, 2001, the Company had $3,459,687 outstanding under the line of credit.

         In March 2001, the Company and its lender modified the borrowing facility by adjusting certain covenants and other provisions based on the Company's operating plan for 2001. As of June 30, 2001, the Company was in compliance with the adjusted covenants.

         The Company believes, based on currently proposed plans and assumptions relating to its operations, that the net proceeds from the financings and related interest income, together with anticipated revenues from operations and the line of credit, will be sufficient to fund its operations and working capital requirements for at least twelve months. In the event that the Company's plans or assumptions change or prove inaccurate (due to unanticipated expenses, increased competition, unfavorable economic conditions, or other unforeseen circumstances) the Company could be required to seek additional financing sooner than currently expected. There can be no assurance that such additional funding will be available to the Company, or if available, that the terms of such additional financing will be acceptable.


--------------------------------------------------------------------------------
                                                                         Page 14

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is a defendant in one lawsuit that is being handled in the ordinary course of business. Pursuant to an Asset Purchase Agreement dated August 2, 2000, as amended, the Company purchased from The Big Party Corporation, Debtor and Debtor-in-Possession, 33 retail locations and the assets located therein, including inventory. The Company and The Big Party are in disagreement concerning the value and amount due on account of the inventory and The Big Party is claiming that $625,568 is due. In addition, the parties set up a $100,000 escrow of funds paid under the agreement as security for rental payments and other adjustments due, and the parties are in discussions concerning the portion thereof which belongs to the Company. The Big Party filed a complaint with the U.S. Bankruptcy Court for the District of Delaware in January 2001 seeking payment of $625,568 on account of the inventory. The Company is disputing the amount claimed and intends to file an answer and a possible counterclaim for amounts due on account of the escrow referred to above. The Company is also in negotiations with The Big Party seeking to reach an agreeable compromise. This matter is in the preliminary stages. In the opinion of the management of the Company, the Company is adequately reserved and this should not result in final judgement or settlement that would have a material adverse effect on the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a vote of Security Holders

         On June 18, 2001 the Company held its Annual Meeting of Stockholders. The stockholders elected five (5) Director's to the Company's Board of Directors. Set forth below are (i) the names of the persons elected to serve on the Company's Board of Directors until the 2002 Annual Meeting of Stockholders and until their successors are duly elected and qualified and (ii) the results of the voting for the nominees.


 Name                  For          % For             Against     % Withheld
 ----                  ---          -----             -------     ----------
Sal Perisano          24,363,502     99.8%             48,205       0.02%
Robert H. Lessin      24,360,352     99.8%             51,355       0.02%
Stuart G. Moldaw      24,361,877     99.8%             49,830       0.02%
Lorenzo Roccia        24,365,502     99.8%             48,205       0.02%
Christina Weaver       3,629,960    100.0%                  0       0.00%



         The stockholders also approved an amendment to the Company's Restated Certificate of Incorporation to effect an increase in the number of authorized shares of Common Stock from 50,000,000 to 150,000,000.

            For            % For            Against           % Against
            ---            -----            -------           ---------
         23,587,312        96.6%            791,525             3.2%

         The stockholders also approved an amendment to the 1998 Incentive and Nonqualified Stock Option Plan to effect an increase in the number of shares authorized for issuance from 7,000,000 to 11,000,000.

            For            % For            Against           % Against
            ---            -----            -------           ---------
         20,031,792        95.4%            916,657             4.4%

         The stockholders also ratified the appointment of Arthur Andersen LLP as independent public accountants for the fiscal year ended December 29, 2001

            For            % For            Against           % Against
            ---            -----            -------           ---------
         24,371,997        99.1%            22,355              0.1%

Item 6.  Exhibits:

         (a) Exhibit 27.1    Financial Data Schedule

--------------------------------------------------------------------------------

SIGNATURES

         In accordance with requirements of the Securities Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                iPARTY CORP.

Dated:    August 10, 2001                       By:    /s/ Sal Perisano
                                                       -----------------------
                                                       Sal Perisano
                                                       Chief Executive Officer

                                                By:  /s/ Patrick Farrell
                                                     ---------------------------
                                                     Patrick Farrell
                                                     President & Chief Financial
                                                     Officer




--------------------------------------------------------------------------------
                                                                         Page 16