Form 10QSB
period 2001-09-29
IPARTY CORP
filed 2001-11-13
CIK 1078383

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                        -

                For the quarterly period ended September 29, 2001
                                 --------------

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

                                    Yes    No X


        On November 7, 2001 there were 14,131,695 shares of the Registrant's common stock, $.001 par value, issued and outstanding.

--------------------------------------------------------------------------------
                                                                          Page 1
                                  iPARTY CORP.

                         Quarterly Report on Form 10-QSB

                                Table of Contents

                                                                            PAGE

PART I   FINANCIAL INFORMATION

Item 1.           Financial Statements                                       3

                  Notes to Consolidated Financial Statements                 6

Item 2.           Management's Discussion and Analysis                       12



PART II  OTHER INFORMATION

Item 1.           Legal Proceedings                                          16

Item 6.             Exhibits                                                 16


SIGNATURES


--------------------------------------------------------------------------------

                                  iParty Corp.
                           Consolidated Balance Sheets

                                                                           September 29,       December 30,
                               ASSETS                                          2001               2000
                                                                               ----               ----
                                                                          (Unaudited)
                                                                           ---------

Current assets:
   Cash and cash equivalents                                              $  2,976,517       $  5,002,254
   Cash, restricted                                                            605,938            635,000
   Accounts receivable                                                         494,088            948,292
   Inventory                                                                11,500,269          8,226,560
   Prepaid expenses and other current assets                                   561,729             69,812
                                                                            ----------         ----------
       Total current assets                                                 16,138,541         14,881,918

   Property and equipment, net                                               1,084,519            903,849
   Other assets                                                                361,237            557,286

Total assets                                                              $ 17,584,297       $ 16,343,053

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                        $  4,447,390       $  2,415,679
  Accrued severance and restructuring expenses                                  33,384            775,137
  Accrued expenses                                                           2,419,260          2,434,480
  Line of credit                                                             5,310,057          2,800,790
       Total current liabilities                                            12,210,091          8,426,086

Other liabilities                                                              564,699            492,465

Total liabilities                                                           12,774,790          8,918,551

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.001 par value; 10,000,000 shares authorized;
     Series A preferred stock - 1,000,000 shares authorized,
        issued and outstanding                                                   1,000              1,000
     Series B preferred stock - 1,413,352  authorized;
       1,227,317 and 1,413,352 shares issued and outstanding as of               1,227              1,414
       September  29, 2001 and December 30, 2000, respectively
     Series C preferred stock - 145,198 shares authorized,
       issued and outstanding                                                      145                145
     Series D preferred stock - 362,996 shares authorized,
       issued and outstanding                                                      363                363
     Series E preferred stock - 533,333 shares authorized,
       issued and outstanding                                                      533                533
     Series F preferred stock - 114,286 shares authorized,
       issued and outstanding                                                      114                114
  Common stock - $.001 par value; 150,000,000 shares authorized;
       14,035,095 and 12,174,745 shares issued and outstanding as of            14,035             12,175
       September 29, 2001 and December 30, 2000, respectively
  Additional paid in capital                                                64,450,431         64,166,987
  Accumulated deficit                                                     (59,658,341)       (56,758,229)
                                                                          ------------       ------------

      Total stockholders' equity                                            4,809,507           7,424,502
                                                                          ------------       ------------
Total liabilities and stockholders' equity                                $ 17,584,297       $ 16,343,053
                                                                          ============       ============








  The accompanying Notes are an integral part of these Consolidated Financial
                                   Statements

--------------------------------------------------------------------------------

                                                            iParty Corp.
                                                Consolidated Statements of Operations

                                             For the three months ended         For the nine months ended
                                             September 29,     September 30,       September 29,    September 30,
                                             ------------      ------------        ------------     ------------
                                                2001              2000                2001             2000
                                                ----              ----                ----             ----
                                             (Unaudited)       (Unaudited)         (Unaudited)      (Unaudited)
                                             -----------       -----------         -----------      -----------

Revenues                                     $ 10,355,272     $ 3,648,105       $ 31,553,751      $ 4,054,791
                                             ------------     -----------       ------------      -----------
 Operating costs:
           Cost of products sold                6,321,804       2,685,984         19,251,924        3,178,704
           Amortization of partner                      -         377,744                  -        1,133,233
            warrant
           Marketing and sales                  3,370,746       2,160,959         10,282,471        7,176,081
           Product and technology                 451,030       1,068,973          1,539,172        4,510,562
            development
           General and administrative           1,011,461       1,000,144          2,862,996        2,079,287
           Restructuring income                         -               -          (122,534)                -
           Non-cash compensation expense           85,490          88,777            285,118          723,733



 Operating loss                                 (885,259)     (3,734,476)        (2,545,396)     (14,746,809)


          Interest income                          23,173         144,039            110,222          644,172
          Interest expense                      (185,034)         (11,000)          (464,941)        (11,000)
                                              -----------      -----------      -------------      -----------

 Net loss before income taxes              $  (1,047,120)      $(3,601,437)     $ (2,900,115)   $ (14,113,637)

    Provision for income taxes                         -                 -                 -           84,784
                                             -----------       -----------      -------------      -----------

   Net Loss                                $  (1,047,120)      $(3,601,437)     $  (2,900,115)   $ (14,198,421)
                                           =============       ============     =============    ==============

 Loss per share:
           Basic and diluted                  $    (0.08)      $   (0.53)       $     (0.22)      $     (1.48)
                                           =============       ===========      =============     =============
 Weighted Average Shares
 Outstanding:
           Basic and diluted                  13,559,624        11,136,107         13,104,496       11,114,326
                                           =============        ==========      =============     =============





  The accompanying Notes are an integral part of these Consolidated Financial
                                   Statements.

--------------------------------------------------------------------------------



                                                            iParty Corp.
                                                Consolidated Statements of Cash Flows

                                                                         For the nine months ended
                                                                        September 29, 2001       September 30, 2000
                                                                        ------------------       ------------------
                                                                            (Unaudited)              (Unaudited)
                                                                             ----------               ----------

Cash flows from operating activities:

     Net loss                                                           $  (2,900,115)          $  (14,198,421)

     Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation and amortization                                         404,726                 2,109,181
        Non-cash compensation expense                                         285,119                   723,733
        Decrease (increase) in:
            Accounts receivable                                               454,202                  (166,016)
            Inventory                                                      (3,273,709)               (1,456,711)
            Prepaid expenses and other current assets                        (491,918)                  106,559
            Other assets                                                      196,049                  (163,716)
        Increase (decrease) in:
            Accounts payable                                                2,031,711                 1,084,379
            Accrued severance and restructuring expenses                     (741,753)                 (138,974)
            Accrued expenses                                                  163,506                 1,034,346
            Other liabilities                                                  72,234                   453,022
                                                                            ----------              -----------
        Net cash used in operating activities                              (3,799,948)              (10,612,618)
                                                                           -----------              -----------

Cash flows from investing activities:

     Purchase of property and equipment                                      (585,393)                 (796,994)
     Acquisition of operating assets                                                                 (4,858,289)
     Purchase of marketable securities                                             -                    973,877
     Decrease in restricted cash                                               29,062                    51,012
                                                                            ---------                -----------
        Net cash provided by (used in) investing activities                 (556,331)                (4,630,394)
                                                                            ---------                -----------

Cash flows from financing activities:

     Net borrowings from line of credit,                                    2,509,268                 1,601,000
     Proceeds from sale of stock, net of offering costs                                               2,491,035
     Payments on capital lease obligations                                   (178,726)                        -
                                                                           -----------               -----------
       Net cash provided by financing activities                            2,330,542                 4,092,035
                                                                           -----------               -----------

Net decrease in cash and cash equivalents                                  (2,025,737)              (11,150,977)

Cash and cash equivalents, beginning of period                              5,002,254                18,673,304
                                                                           ----------               -----------

Cash and cash equivalents, end of period                                 $  2,976,517              $  7,522,327
                                                                         ============              ============
Cash paid for:
     Interest expense                                                    $    464,941              $     11,000
                                                                         ============              ============

     Income taxes                                                        $          -              $     84,784
                                                                         ============              ============
Supplemental disclosure of non-cash financing activities:
     Conversion of Series B preferred stock to common stock              $      1,860              $          -
                                                                         ============              ============

     Acquisition of assets under capital lease                           $    184,840              $          -
                                                                         ============              ============



  The accompanying Notes are an integral part of these Consolidated Financial
                                   Statements

--------------------------------------------------------------------------------
                                  iPARTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2001
                                   (Unaudited)

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

2. UNAUDITED INTERIM FINANCIAL INFORMATION:

        The interim consolidated financial statements as of September 29, 2001 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at December 30, 2000 has been derived from the audited consolidated financial statements at that date. Operating results for the three and nine months ended September 29, 2001 may not be indicative of the results for the year ending December 29, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-KSB for the year ended December 30, 2000.

--------------------------------------------------------------------------------

3. CREDIT ARRANGEMENT:

        On August 1, 2000, the Company established a line of credit with a bank. The agreement permits maximum borrowings equal to the lesser of $7,500,000 or the borrowing base, as defined. Interest on the line of credit for the first $5,000,000 borrowed ("Line Interest Rate") is payable at the greater of the bank's base rate (6.25% at September 29, 2001) plus 1% or 7.25%. Interest on the sub-line borrowing, money borrowed between $5,000,000 and $7,500,000, is payable at the bank rate plus 2%. The agreement also provides for a Commitment Fee of 1% or $75,000 and an Annual Facility Fee of 0.5% per annum of the maximum amount of the special sub-line. This agreement expires on July 31, 2003. As of September 29, 2001, the Company had $5,310,057 outstanding and an additional $1,344,480 available under the line of credit

        In March 2001, the Company and its lender modified the borrowing facility by adjusting certain covenants and other provisions based on the Company's operating plan for 2001. As of September 29, 2001, the Company was in compliance with the adjusted covenants.

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

        The retail operations include the sales and related expenses from 33 retail stores located throughout New England and Florida with the highest concentration of 18 stores in Massachusetts, five in Connecticut, three in Rhode Island, three in New Hampshire, one in Maine and three in Florida.

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

--------------------------------------------------------------------------------

        The Company's financial data for segment reporting for the three and nine months ended September 29, 2001 and September 30, 2000 are as follows


                               Three months ended                                 Three months ended
                                September 29, 2001                                September 30, 2000
                                ------------------                                ------------------

                         Internet         Retail           Total         Internet         Retail           Total
                         --------         ------           -----         --------         ------           -----
Net revenue            $  204,264     $10,151,008     $ 10,355,272    $    348,105      $ 3,300,000    $ 3,648,105
                       ==========     ===========     ============    ============      ===========    ============

Operating Loss         $ (215,107)    $ (670,152)     $   (885,259)   $ (2,699,476)     $  (675,000)   $(3,374,476)
                       ==========     ===========     ============    ============      ===========    ============
Net loss               $ (202,114)    $ (845,006)     $ (1,047,120)   $ (2,911,437)     $  (690,000)   $(3,601,437)
                       ===========    ===========     ============    ============      ===========    ============

Total assets           $2,313,896     $15,270,401     $ 17,484,297    $ 13,200,579      $ 7,108,000    $ 20,308,579
                       ==========     ===========     ============    ============      ===========    ============
Deprec/amort           $  140,446     $    66,446     $    206,892    $    695,076      $     4,000    $    699,076
                       ==========     ===========     ============    ============      ===========    ============
Capital exp.           $        -     $    23,252     $     23,252    $    226,536      $   223,000    $    449,536
                       ==========     ===========     ============    ============      ===========    ============

                                Nine months ended                                 Nine months ended
                                September 29, 2001                                September 30, 2000
                                ------------------                                ------------------

                         Internet         Retail           Total         Internet         Retail           Total
                         --------         ------           -----         --------         ------           -----
Net revenue            $  693,768    $ 30,859,983     $ 31,553,751     $    754,791    $3,300,000      $  4,054,791
                       ==========    ============     ============     ============    ==========      ============
Operating Loss         $ (882,099)   $ (1,663,297)    $ (2,505,396)    $(14,071,809)   $ (675,000)     $(14,746,809)
                       ==========    ============     ============     ============    ==========      ============
Net loss               $ (795,518)   $ (2,064,597)    $ (2,900,115)    $(13,508,421)   $ (690,000)     $(14,198,421)
                       ==========    ============     ============     ============    ==========      ============

Total assets           $2,313,896    $ 15,310,401     $ 17,484,297     $ 13,200,579    $7,108,000      $ 20,308,579
                       ==========    ============     ============     ============    ==========      ============
Deprec/amort           $  581,270    $    108,574     $    689,844     $  2,828,914    $    4,000      $  2,832,914
                       ==========    ============     ============     ============    ==========      ============
Capital exp.           $    2,025    $    147,573     $    149,598     $    573,994    $  223,000      $    796,994
                       ==========    ============     ============     ============    ==========      ============

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

        Unaudited pro forma results of operations for the three and nine months ended September 29, 2001 and September 30, 2000, respectively, as if iParty and The Big Party had been combined as of January 1, 2000 follow. The pro forma
results  include  estimates  and  assumptions  which  management   believes  are

--------------------------------------------------------------------------------
reasonable. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition occurred as of the dates indicated, nor are they necessarily indicative of future operating results.


                                              Three months ended                       Nine months ended
                                        September 29,      September 30,        September 29,     September 30,
                                        -------------      ------------         ------------      -------------
                                            2001               2000                 2001              2000
                                            ----               ----                 ----              ----
                                                            (Proforma)                               (Proforma)
                                                            ----------                               ----------

Revenue                                 $ 10,335,272        $ 7,410,105         $   31,553,751     $  29,078,791
Operating loss                          $   (885,259)       $(4,630,440)        $   (2,545,396)    $ (17,530,773)

Net loss                                $ (1,047,120)       $(4,501,401)        $   (2,900,115)    $ (16,986,385)

Preferred stock
beneficial conversion
feature                                 $         -         $(2,249,354)        $           -      $  (2,249,354)
                                        ------------        -----------         ---------------    --------------

Net loss Available to Common            $(1,047,120)        $(6,750,755)        $   (2,900,115)    $ (19,235,739)
Stockholders                            ============        ===========         ===============    ==============
Loss per share:
 Basic and diluted                      $     (0.08)        $     (0.61)        $        (0.22)    $       (1.73)
                                        ============        ===========         ===============    ==============

Weighted average shares:
 Basic and diluted                        13,559,624         11,136,107              13,104,496        11,114,326
                                        ============        ===========         ===============    ==============

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

The following table sets forth the calculation of the diluted earnings per share for the periods noted.


                                               Three months ended                       Nine months ended
                                        September 29,      September 30,        September 29,     September 30,
                                        -------------      ------------         ------------      -------------
                                            2001               2000                 2001              2000
                                            ----               ----                 ----              ----

Net loss                                $(1,047,120)       $(3,601,437)         $ (2,900,115)    $ (14,198,421)

Preferred stock
beneficial conversion
feature                                 $         -        $(2,249,354)         $          -     $ (2,249,354)
                                        -----------        ------------         -------------    -------------
Net loss Available to Common            $(1,047,120)       $(5,850,791)         $ (2,900,115)    $(16,477,775)
Stockholders                            ===========        ============         =============    =============
Weighted average shares:
 Basic and diluted                       13,559,624          11,136,107           13,104,496        11,114,326
                                         ==========          ==========           ==========        ==========
Loss per share:
 Basic and diluted                      $     (0.08)       $     (0.53)         $     (0.22)     $      (1.48)
                                        ===========        ============         ============     =============


As of September  29, 2001 and  September  30, 2000,  48,779,831  and  48,757,428
potential common shares were outstanding, respectively, but not included in earnings per share calculation as their effect would have been anti-dilutive.

--------------------------------------------------------------------------------

7. RESTRUCTURING COSTS:

In fiscal 2000, the Company decided to close its New York City headquarters and transfer this operation to its Boston, Massachusetts location. As part of its operating expenses, the Company recorded $1,093,328 of restructuring expenses related to this facility closure in 2000. These costs were primarily related to severance for a group of employees and other exit costs related to closing the New York facility.


                                                 Severance              Other              Total
                                                 ---------              -----              -----

Balance at December 30, 2000                     $ 406,874          $  368,263         $  775,137
Amounts paid in 2001                             $(406,874)         $ (212,345)        $ (619,219)
Excess of amounts provided                       $       -          $ (122,534)        $ (122,534)
                                                 ---------          -----------        -----------

Balance at September 29, 2001                    $       -          $   33,384         $   33,384
                                                 =========          ===========        ===========

        During  the  quarter  ended  June  30,  2001,  due  to  the  substantial completion of the actions of the 2000 restructuring plan, the Company reevaluated its 2000 restructuring accrual. As a result of this review certain costs associated with the close of the New York City headquarters were no longer required. This resulted from the elimination of certain planned actions as well as the Company successfully negotiating certain closing costs. As such, the Company recognized a restructuring credit of $122,534, which affected the Internet segment. This credit is reflected in "Restructuring income" in the Consolidated Statements of Operations. The remaining balance of $33,384 at September 29, 2001 is expected to be expended in the fourth quarter.


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


Safe Harbor Statement:

        Certain statements in this Form 10-QSB, including information set forth under Item 2 "Management's Discussion and Analysis" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The words "anticipates," "believes," "estimates," "expects," "plans," "intends" and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. We desire to avail ourselves of certain "safe harbor" provisions of the Act and are therefore including this special note to enable us to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or

--------------------------------------------------------------------------------
implied by such forward looking statements. Such future results are based upon our best estimates based upon current conditions and the most recent results of operations. Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including, but not limited to, the following: the success or failure of our efforts to implement our business strategy; our inability to obtain additional financing, if required; third-party suppliers failure to fulfill their obligations to us; intense competition; the failure of our systems or those of our third-party suppliers; and government regulation of the Internet.

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

Results of Operations:

Three months ended September 29, 2001 compared to three months ended September 30, 2000:

        Revenue includes the selling price of party goods sold, net of returns and discounts, as well as outbound shipping and handling charges. Revenue is recognized at the time of sale for retail sales and at the time products are shipped to customers for Internet sales. Consolidated revenue for the three months ended September 29, 2001 and September 30, 2000 were $10,355,272 and $3,648,105, respectively. For the three months ended September 29, 2001 revenue from retail stores totaled $10,151,008 and revenue from the Internet totaled $204,264. For the three months ended September 30, 2000 revenue from the retail stores totaled $3,300,000 and revenue from the Internet totaled $348,105. The increase in revenue from retail stores reflects the Company owning the stores for the entire three months ended September 29, 2001. The Company purchased the retail stores on August 15, 2000. The 41% decrease in Internet sales is due to decreased traffic and revenue from new customers compared to the three months ended September 30, 2000.

        Cost of products sold consists of the cost of merchandise sold to customers, store rent, warehousing costs, and outbound shipping and handling costs charged to the Company by its fulfillment partner, Taymark. Consolidated cost of products sold for the three months ended September 29, 2001 and September 30, 2000 was $6,321,804 or 61% of revenue and $2,685,984 or 74% of revenue, respectively. For the three months ended September 29, 2001 cost of products sold from the retail stores totaled $6,148,130 or 60.6% of revenue and cost of products sold from the Internet totaled $163,474 or 80% of revenue. For the three months ended September 30, 2000 cost of products sold from the retail stores totaled $2,388,000 or 72.4% of revenue and cost of products sold from the Internet totaled $297,984 or 85.6% of revenue.

        Amortization of fulfillment partner warrant expense consists of the amortization of the estimated fair value of the warrant issued to Taymark to provide inventory and fulfillment services to deliver merchandise ordered on the site, or directly through a toll-free telephone number, directly to consumers. On July 8, 1999, the Company entered into a product fulfillment agreement with Taymark. The initial term of the agreement runs through December 31, 2002. The agreement contains certain restrictions on competition by the direct marketer. As additional consideration for such restrictions and services, the Company issued a warrant to purchase 3,000,000 shares of common stock at an exercise price of $3.75. The warrant expires on October 1, 2002. The estimated fair value of the warrant on the date of issue was approximately $5.3 million as determined

--------------------------------------------------------------------------------
using the Black-Scholes option pricing model. On December 30, 2000 it was determined that the Company had not met certain purchase requirements for the year as outlined in the agreement with Taymark. As a result of this shortfall, the restrictions on competition by Taymark as outlined in the agreement were lifted rendering the remaining unamortized value of the warrant worthless. Therefore, the remaining balance of $3,021,954 was charged to expense. For the three months ended September 29, 2001 and September 30, 2000 amortization of fulfillment partner warrant expense was $0 and $377,744 respectively.

        Marketing and sales expenses consist primarily of advertising, public relations and promotional expenditures, and all related payroll and related expenses for personnel engaged in marketing and selling activities, including store payroll. Consolidated marketing and sales expenses for the three months ended September 29, 2001 and September 30, 2000 were $3,370,746 and $2,160,959, respectively. For the three months ended September 29, 2001, marketing and sales expenses for retail stores totaled $3,494,514 and marketing and sales expense (income) for the Internet totaled $(123,768). For the three months ended September 30, 2000 marketing and sales expenses for retail stores totaled $1,083,000 and marketing and sales expenses for the Internet totaled $1,077,959. The increase in marketing and sales expenses for retail stores reflects the Company owning the stores for the entire three months ended September 29, 2001. The Company purchased the retail stores on August 15, 2000. Included in the marketing and sales expenses for the Internet for 2000 was $135,000 resulting from the amortization of the Margaritaville warrant. The decrease in marketing spending for the Internet was related to lower cost per acquisition in 2001 and to a successful negotiation of a previously expensed advertising item.

        Product and technology development expenses consist principally of payroll and related expenses for product development, editorial, systems and operations personnel and consultants, and systems infrastructure related to the Company's Internet site. Product and technology development expenses for the three months ended September 29, 2001 and September 30, 2000 were $451,030 and $1,068,973 respectively. The decrease in product and technology development expenses is due to the transition from a site development phase in 2000 to a site maintenance phase in 2001.

        General  and  administrative  ("G&A")  expenses  consist of payroll  and
related   expenses  for  executive,   finance  and   administrative   personnel,
professional fees and other general corporate expenses. Consolidated G&A expenses for the three months ended September 29, 2001 and September 30, 2000 were $1,011,461 and $1,000,144 respectively.

        The non-cash compensation expenses consist of the amortization of stock options granted to consultants related to the Internet operation. Non-cash compensation expenses for the three months ended September 29, 2001 and September 30, 2000 were $85,490 and $88,777, respectively.

        Interest income on cash and cash equivalents for the three months ended September 29, 2001 and September 30, 2000, was $23,173 and $144,039,
respectively. The decrease in interest income is due to higher cash and investment balances in 2000 resulting from the Company's financing activities, principally the private placement of Series B, C, D, E and F Convertible Preferred Stock completed in 1999 and 2000.

        Interest expense for the three months ended September 29, 2001 and September 30, 2000, was $185,034 and $11,000 respectively. The increase in interest expense reflects borrowing on the line of credit for the entire three months ended September 29, 2001. The Company entered into the Credit Arrangement on August 1, 2000.

Nine months ended September 29, 2001 compared to nine months ended September 30, 2000:

        Revenue includes the selling price of party goods sold, net of returns and discounts, as well as outbound shipping and handling charges. Revenue is recognized at the time of sale for retail sales and at the time products are shipped to customers for Internet sales. Consolidated revenue for the nine

--------------------------------------------------------------------------------
months ended September 29, 2001 and September 30, 2000 were $31,553,751 and $4,054,791 respectively. For the nine months ended September 29, 2001 revenue from retail stores totaled $30,859,983 and revenue from the Internet totaled $693,768. For the nine months ended September 30, 2000 revenue from the retail stores totaled $3,300,000 and revenue from the Internet totaled $754,791. The increase in revenue from retail stores reflects the Company owning the stores for the entire nine months ended September 29, 2001. The Company purchased the retail stores on August 15, 2000. The 8% decrease in Internet sales is due to decreased traffic and revenue from new customers compared to the nine months ended September 30, 2000.

        Cost of products sold consists of the cost of merchandise sold to customers, store rent, warehousing costs, and outbound shipping and handling costs charged to the Company by its fulfillment partner, Taymark. Consolidated cost of products sold for the nine months ended September 29, 2001 and September 30, 2000 was $19,251,924 or 61% of revenue and $3,178,704 or 78% of revenue respectively. For the nine months ended September 29, 2001 cost of products sold from retail stores totaled $18,709,591 or 61% of revenue and cost of products sold from the Internet totaled $542,333 or 78% of revenue. For the nine months ended September 30, 2000 cost of products sold from the retail stores totaled $2,388,000 or 72.4% of revenue and cost of products sold from the Internet totaled $790,704 or 105% of revenue. During the period ended September 30, 2000, the Company aggressively acquired new Internet customers with several coupon promotions. Although these promotions were successful in acquiring new customers, they resulted in a negative gross margin of 5%.

        Amortization of fulfillment partner warrant expense consists of the amortization of the estimated fair value of the warrant issued to Taymark to provide inventory and fulfillment services to deliver merchandise ordered on the site, or directly through a toll-free telephone number, directly to consumers. On July 8, 1999, the Company entered into a product fulfillment agreement with Taymark. The initial term of the agreement runs through December 31, 2002. The agreement contains certain restrictions on competition by the direct marketer. As additional consideration for such restrictions and services, the Company issued a warrant to Taymark to purchase 3,000,000 shares of common stock at an exercise price of $3.75. The warrant expires on October 1, 2002. The estimated fair value of the warrant on the date of issue was approximately $5.3 million as determined using the Black-Scholes option pricing model. On December 30, 2000 it was determined that the Company had not met certain purchase requirements for the year as outlined in the agreement with Taymark. As a result of this shortfall, the restrictions on competition by Taymark as outlined in the agreement were lifted rendering the remaining unamortized value of the warrant worthless. Therefore, the remaining balance of $3,021,954 was charged to expense. For the nine months ended September 29, 2001 and September 30, 2000 amortization of fulfillment partner warrant expense was $0 and $1,133,233, respectively.

        Marketing and sales expenses consist primarily of advertising, public relations and promotional expenditures, and all related payroll and related expenses for personnel engaged in marketing and selling activities, including store payroll. Consolidated marketing and sales expenses for the nine months ended September 29, 2001 and September 30, 2000 were $10,282,471 and $7,176,081, respectively. For the nine months ended September 29, 2001, marketing and sales expenses for retail stores totaled $10,365,351 and marketing and sales income for the Internet totaled $(82,880). For the nine months ended September 30, 2000 marketing and sales expenses for retail stores totaled $1,083,000 and marketing and sales expenses for the Internet totaled $6,093,081. Included in the marketing and sales expenses for the Internet for 2000 was $405,000 resulting from the amortization of the Margaritaville warrant. The decrease in marketing spending for the Internet was related to lower cost per acquisition in 2001 and to a successful negotiation of a previously expensed advertising item.

        Product and technology development expenses consist principally of payroll and related expenses for product development, editorial, systems and operations personnel and consultants, and systems infrastructure related to the Company's Internet site. Product and technology development expenses for the nine months ended September 29, 2001 and September 30, 2000 were $1,539,172 and $4,510,562, respectively. The decrease in product and technology development expenses is due to the transition from a site development phase in 2000 to a site maintenance phase in 2001.

--------------------------------------------------------------------------------

        General  and  administrative  ("G&A")  expenses  consist of payroll  and
related   expenses  for  executive,   finance  and   administrative   personnel,
professional fees and other general corporate expenses. Consolidated G&A expenses for the nine months ended September 29, 2001 and September 30, 2000 were $2,862,996 and $2,079,287, respectively. The increase in G&A expenses is due to the additional staff required to manage the retail stores.

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

        The non-cash compensation expense consists of the amortization of stock options granted to consultants related to the Internet operation. Non-cash compensation expense for the nine months ended September 29, 2001 and September 30, 2000 was $285,118 and $723,733, respectively. In February 2000, certain employees exercised stock options on a cash-less basis resulting in $460,000 of non-cash compensation.

        Interest income on cash and cash equivalents for the nine months ended September 29, 2001 and September 30, 2000, was $110,222 and $644,172,
respectively. The decrease in interest income is due to higher cash and investment balance in 2000 resulting from the Company's financing activities, principally the private placement of Series B, C, D, E and F Convertible Preferred Stock completed in 1999 and 2000.

        Interest expense for the nine months ended September 29, 2001 and September 30, 2000, was $464,941 and $11,000, respectively. The increase in interest expense reflects borrowing on the line of credit for the entire nine months ended September 29, 2001. The Company entered into the Credit Arrangement on August 1, 2000.


Liquidity and Capital Resources:

        The Company used cash in operating activities for the nine months ended September 29, 2001 and September 30, 2000 totaling $3,799,948 and $10,612,618, respectively. In addition, the Company invested cash in property and equipment, including web site development expenditures for the nine months ended September 29, 2001 and September 30, 2000 totaling $585,393 and $796,994, respectively. The Company also used $2,509,268 of its bank line to fund our working capital and capital expenditures in the nine months ended September 29, 2001.

        To date, the Company has raised an aggregate of $32.9 million in equity financing. On August 1, 2000, the Company established a line of credit with a bank. The agreement permits maximum borrowings equal to the lesser of $7,500,000 or the borrowing base, as defined. Interest on the line of credit for the first $5,000,000 borrowed ("Line Interest Rate") is payable at the greater of the bank's base rate (6.75% at September 30, 2001) plus 1% or 7.75%. Interest on the sub-line borrowing, money borrowed between $5,000,000 and $7,500,000, is payable at the bank rate plus 2%. The agreement also provides for a Commitment Fee of 1% or $75,000 and an Annual Facility Fee of 0.5% per annum of the maximum amount of the special sub-line. This agreement expires on July 31, 2003. As of September 29, 2001, the Company had $5,310,057 outstanding under the line of credit.

        In March 2001, the Company and its lender modified the borrowing facility by adjusting certain covenants and other provisions based on the Company's operating plan for 2001. As of September 29, 2001, the Company was in compliance with the adjusted covenants.

        The Company believes, based on currently proposed plans and assumptions relating to its operations, that the net proceeds from the financings and related interest income, together with anticipated revenues from operations and

--------------------------------------------------------------------------------
the line of credit, will be sufficient to fund its operations and working capital requirements for at least twelve months. In the event that the Company's plans or assumptions change or prove inaccurate (due to unanticipated expenses, increased competition, unfavorable economic conditions, or other unforeseen circumstances) the Company could be required to seek additional financing sooner than currently expected. There can be no assurance that such additional funding will be available to the Company, or if available, that the terms of such additional financing will be acceptable.


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.

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


Item 6.  Exhibits.
         (a) Exhibit 27.1    Financial Data Schedule

--------------------------------------------------------------------------------

SIGNATURES

        In accordance with requirements of the Securities Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           iPARTY CORP.

Dated:    November 12, 2001                   By:   /s/ Sal Perisano
                                                    ----------------------------
                                                       Sal Perisano
                                                       Chief Executive Officer

                                              By:    /s/ Patrick Farrell
                                                     ---------------------------
                                                     Patrick Farrell
                                                     President & Chief Financial
                                                     Officer


--------------------------------------------------------------------------------
                                                                         Page 17