Form 10KSB
period 2001-12-29
IPARTY CORP
filed 2002-03-27
CIK 1078383

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-25507

                                  IPARTY CORP.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)
                       ----------------------------------

                     DELAWARE                                      76-0547750
         (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                  1457 VFW PARKWAY                                     02132
            WEST ROXBURY, MASSACHUSETTS                              (ZIP CODE)
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No /_/

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /x/

     The Issuer's revenues for its most recent fiscal year ended December 29, 2001 were $47,983,404.

     On March 26, 2002, the aggregate market value of the voting stock of the Registrant (consisting of common stock, $.001 par value (the "Common Stock")) held by non-affiliates of the Registrant was approximately $5,209,852 based on the closing price for such Common Stock on said date as reported by the American Stock Exchange.
On March 26, 2002, there were 15,787,430 shares of Common Stock, $.001 par value, issued and outstanding.

                                     PART I

ITEM 1. BUSINESS

  Our History

     We were previously known as WSI Acquisitions, Inc. and were incorporated under the laws of the State of Texas. On June 30, 1998, in order to change domicile, WSI Acquisitions, Inc. merged with WSI Acquisitions, Corp., a Delaware corporation, with WSI Acquisitions, Corp. being the surviving entity. On July 2, 1998, iParty Corp., a Delaware corporation, which was a wholly-owned subsidiary of iParty LLC, a Delaware limited liability company, merged into WSI Acquisitions, Corp. and WSI Acquisitions, Corp. changed its name to iParty Corp. iParty LLC, which was created on December 11, 1997, commenced operations in January 1998 to launch an Internet-based merchant of party goods and services. As a result of the merger, iParty LLC became our majority shareholder. Neither WSI Acquisitions, Corp. nor WSI Acquisitions, Inc. had operations prior to the merger with iParty Corp.

     On December 15, 2000, we moved our executive offices to West Roxbbury, Massachusetts from New York, New York. Our executive offices are now located at 1457 VFW Parkway, West Roxbury, Massachusetts, 02132. Our phone number is (617) 323-0822. Our web site is located at http://www.iparty.com. The information on our web site is not a part of this Report.

  Our Business

     We intend to become a leading brand in the party industry and a leading resource for consumers seeking party goods, party planning advice and relevant information. We are a multi-channel retailer through the operation of our 33 retail stores and our Internet site. This year we expect to further integrate the marketing and positioning of these channels and by 2003 we expect to provide an integrated shopping experience to our consumers.

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

     The retail stores are located throughout New England with the highest concentration of 18 stores in Massachusetts. Of the others, five are located in Connecticut, three in Rhode Island, three in New Hampshire, one in Maine and three in Florida. Our stores average 10,000 square feet in size and feature over 20,000 products ranging from greeting cards and balloons to more unique merchandise such as pinatas, gag gifts, masquerade and Hawaiian Luau items. Our sales are driven by the following events: New Year's, Valentine's Day, St. Patrick's Day, Easter, Memorial Day, Fourth of July, Labor Day, Halloween, Thanksgiving, Christmas and Chanukah and lifetime events such as anniversaries, graduations, birthdays, and bridal or baby showers.

  Internet Operation

     We intend to become the premier brand in the on-line party industry and the leading resource on the Internet for consumers seeking party goods, party services, party planning advice and information. Our web site was initially launched in February 1999.

     From children's birthday parties to weddings, from Super Bowl to Halloween parties, we intend to make it easy and convenient for the party-giving consumer to select themes, make comprehensive plans, and purchase all of the goods and services needed for a successful event. Our operational goal is to provide a simple, seamless transaction process for the consumer. When a consumer comes to our web site, the consumer is able to select a theme, fill a virtual shopping basket with goods and services, and pay for everything at one time at the check-out screen. Once the order has been placed, the consumer is notified of the order's status via e-mail. The consumer is also able to dial our toll-free number, 1-800-4iParty, to talk to a customer service representative who is knowledgeable about our products.

     Taymark, one of the largest direct marketers of party supplies in the United States, provides inventory and fulfillment services to deliver merchandise ordered on our web site, or through a toll-free telephone number, directly to consumers. Taymark provides our customers with customer service through a toll-free telephone number. The initial term of our agreement with Taymark runs through December 31, 2002 and it may be renewed by us under certain circumstances. The agreement contains certain restrictions on competition by Taymark. Nothing in the agreement prohibits us from fulfilling orders placed on our web site directly or through third-parties.

  The Design and Content of Our Web Site

     Our web site, which was initially launched in February 1999, was re-developed and launched in October 1999. Our goal in designing our web site was, and continues to be, to allow the consumer to easily navigate our web site and to pay for everything ordered in one payment transaction without ever having to leave our web site.

     Currently, our web site contains two key features: the PartyMarket and PartyTalk. The PartyMarket resembles a mall of shops devoted entirely to the goods and services that relate to the party theme chosen by the consumer. The PartyMarket's theme channels include birthday, milestone, seasonal, basic and costumes. Within each channel, the consumer can select a specific party, such as anniversaries or weddings in the milestone channel or New Year's Eve in the seasonal channel. Once the consumer has selected a theme, they will be able to order party goods, favors, gift wrap, cards and invitations for direct shipment. As the consumer selects products, the products are added to the shopping basket, and when the consumer is finished shopping, the transaction is completed at a simple check-out screen.

     PartyTalk is a continuation of the PartyMarket. It carries news, articles and features. The content is directed at our target consumers: mothers and party-givers. Articles include topics such as Tips & Trends, the Craft Corner, the Safety Zone and Party Tips.

     We also have a wholly-owned subsidiary, StarGreetings, Inc., a Delaware corporation, through which we intended to offer a personalized video greeting service where celebrities talk in the greeting about the special occasion, such as a birthday, anniversary, etc. There have been no operations in this subsidiary since 1999 and we do not expect to invest further in this concept in fiscal year 2002.

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

     On August 11, 1999, we entered into an 18 month agreement with LinkShare Corporation to provide services, using LinkShare's proprietary software, to facilitate establishing links between our web site and tracking sales through such affiliates. We paid LinkShare a one-time fee and will pay commissions for sales completed through the system. For the years ended December 29, 2001 and December 30, 2000, no commission expense was incurred under the agreement. The agreement terminated on February 11, 2002. No further obligation is required from either party.

     On December 21, 1999, we entered into a product license agreement with Margaritaville Holdings. Under the agreement, we license the "Margaritaville" name for use in a distinct area of our web site which we will use for the offer and sale of Margaritaville related products. The initial term of the agreement runs through December 20, 2002. We will pay a 6% royalty on the sale of products which bear the "Margaritaville" name. For the years ended December 29, 2001 and December 30, 2000, we did not incur any royalty expense associated with the sale of products which bear the "Margaritaville" name.

  Competition

     The party supplies retailing business is highly competitive. We compete with a variety of smaller and larger retailers, including single owner-operated party supply stores, specialty party supply retailers, general mass merchants, super markets, department stores, catalog and Internet stores. Our competitors include Hallmark and American Greetings for cards and invitations, Party City in the retail business, and Celebrate Express in the Internet business.

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

  Intellectual Property

     The concept underlying the StarGreetingsSM personalized greeting services is licensed to StarGreetings Inc. for 20 years pursuant to a License Agreement dated August 15, 1998, by and between StarGreetings Inc. and Star Greetings, LLC, a Delaware limited liability company.

     A provisional patent application for our StarGreetingsSM "athlete/celebrity" video greeting concept was filed with the U.S. Patent and Trademark Office on November 20, 1998 in the name of Mr. Byron Hero, a former director, a principal shareholder and our former Chief Executive Officer. Mr. Hero has agreed to assign the patent, if issued, to StarGreetings LLC which will in turn assign the patent to StarGreetings, Inc. We filed a patent application covering the StarGreeting concept in the third quarter of 1999.

     We have applied for the trademarks "iParty", "iParty.com" and "StarGreetings". Three applications for the trademarks "iParty" and "iParty.com" were filed with the U.S. Patent and Trademark Office on April 29, 1999 and October 3, 2000. The application for the trademark "StarGreetings" was filed with the U.S. Patent and Trademark Office on August 17, 1999. One trademark registration for "iParty" was issued on February 19, 2002 under U.S. registration No. 2,541,025.

  Employees

     We have 190 full-time employees and 600 part-time employees. None of our employees are represented by a labor union, and we consider our relationship with our employees to be good.

ITEM 2. PROPERTIES

     The Company leases all of its retail stores. The leases generally provide for a fixed minimum rental and a rental based on a percent of sales once a minimum sales level has been reached.

     We lease office and retail space at 1457 VFW Parkway, West Roxbury, Massachusetts, 02132. The lease, which runs through October 9, 2002, is for 20,000 square feet. We are currently in the process of extending the lease term through December 2012. The retail store uses 10,688 square feet and the remainder is used for our corporate office. The total monthly rent is $10,219. We believe that our space is adequate for our immediate needs. We believe that this property is adequately covered by insurance.

     We leased office space at 130 West 30th Street, 10th Floor, New York, New York 10001. The lease ran through March 31, 2005. The total monthly rent was $17,833. In June 2001 the landlord recaptured the New York office relieving us of any obligation on the lease agreement.

ITEM 3. LEGAL PROCEEDINGS

     Pursuant to an Asset Purchase Agreement dated August 2, 2000, as amended, we purchased from The Big Party, Debtor and Debtor-in-Possession, 33 retail locations and the assets located therein, including inventory. We and The Big Party were in disagreement concerning the value and amount due on account of the inventory. In addition, the parties set up a $100,000 escrow of funds paid under the agreement as security for rental payments and other adjustments due, and the parties were in discussions concerning the portion thereof which belongs to us. The Big Party filed a complaint with the U.S. Bankruptcy Court for the District of Delaware in January 2001 seeking payment of $625,568 on account of the inventory. Both parties agreed to a settlement amount of $357,500 in October 2001. The settlement was approved by the U.S. Bankruptcy Court for the District of Delaware in November 2001. The settlement amount, which was paid in January 2002 was adequately reserved for at December 29, 2001.

     We are not a party to any other material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Principal Market

     The American Stock Exchange is the principal market for our Common Stock, where our shares are traded under the symbol "IPT."

  Market Information

     The following table sets forth the range of high and low bid quotations for our Common Stock for each of the quarters of the fiscal years ended December 30, 2000 and December 29, 2001. Our Common Stock began trading on the American Stock Exchange under the name iParty Corp., symbol "IPT" on January 3, 2000. Our Common Stock was quoted on the OTC Electronic Bulletin Board under the name iParty Corp., symbol "IPTY" commencing July 1998. Prior to that time, from February 1998, until July 1998, our Common Stock was quoted on the OTC Bulletin Board under the name of WSI Acquisitions, Inc., symbol "WSIA". The quotations represent inter-dealer prices without retail markup, mark down or commission and may not necessarily represent actual transactions.

PERIOD                                                            HIGH      LOW
------                                                            ----      ---
Fourth Quarter--2001..........................................   $0.70    $0.15
Third Quarter--2001...........................................    0.27     0.09
Second Quarter--2001..........................................    0.25     0.10
First Quarter--2001...........................................    0.30     0.12
Fourth Quarter--2000..........................................   $0.31    $0.13
Third Quarter--2000................................. ..........   0.69     0.25
Second Quarter--2000................................. .........   2.38     0.38
First Quarter--2000...........................................    4.25     2.06

  Dividends

     We have never paid a cash dividend on our shares of Common Stock and we have no present expectation of doing so in the foreseeable future.

  Approximate Number of Equity Security Holders

     The approximate number of record holders of our Common Stock as of March 26, 2002, was 105. Such number of record owners was determined from our shareholder records, and does not include beneficial owners of our Common Stock whose shares are held in the names of various security holders, dealers and clearing agencies. We believe that the number of beneficial owners of our Common Stock held by others as or in nominee names exceeds 500 in number.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     Certain statements in this Form 10-KSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The words "anticipates," "believes," "estimates," "expects," "plans," "intends" and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. We desire to avail ourselves of certain "safe harbor" provisions of the Act and are therefore including this special note to enable us to do so. Forward-looking statements included in this Form 10-KSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statements. Such future results are based upon our best estimates based upon current conditions and the most recent results of operations. Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including, but not limited to, the following: the success or failure of our efforts to implement our business strategy; our inability to obtain additional financing, if required; third-party suppliers failure to fulfill their obligations to us; intense competition; the failure of our systems or those of our third-party suppliers; and government regulation of the Internet.

  Overview

     We intend to become the premier multi-channel party supply resource with distribution on-line and through our retail stores.

     Our web site was launched in February 1999. On October 12, 1999, we launched the new iParty.com site, a destination for party goods and party planning. From Halloween costumes to birthday party packs to fog machines, an online party magazine to party safety tips, iParty.com presents consumers with what we believe to be a sophisticated, yet fun and easy-to-navigate online party resource. Offering convenience and an extensive assortment of merchandise, we believe iParty.com is refocusing the party goods industry back to the needs of the consumer. At the click of a mouse, party givers can enjoy one-stop shopping and easy-to-find pricing while purchasing all their party needs.

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

  Results of Operations

    Year ended December 29, 2001 compared to year ended December 30, 2000

     Revenue includes the selling price of party goods sold, net of returns and discounts, as well as outbound shipping and handling charges. Revenue is recognized at the time of sale for retail sales and the time products are shipped to customers for Internet sales. Consolidated revenue for the year ended December 29, 2001 and December 30, 2000 was $47,983,404 and $18,619,877
respectively. For the year ended December 29, 2001, revenue from retail stores totaled $47,068,935 and revenue from the Internet totaled $914,469. For the year ended December 30, 2000, revenue from retail stores totaled $17,469,777 and revenue from the Internet totaled $1,150,100. The percentage increase for the year ended December 29, 2001 compared to the year ended December 30, 2000 was 169.4% for the retail stores. The increase in revenue for the retail stores is attributable to the Company owning the retail stores for the entire year of 2001. The percentage decrease for the year ended December 29, 2001 compared to the year ended December 30, 2000 was 20.5% for the internet. The decrease in revenue for the internet reflects the decrease in promotional programs offered on the internet.

     Cost  of  products  sold  consists  of the  cost  of  merchandise  sold  to customers, store rent, warehousing costs, and outbound shipping and handling costs charged to us by our fulfillment partner, Taymark. Consolidated cost of products sold for the years ended December 29, 2001 and December 30, 2000 was $28,966,573 or 60.4% of revenue and $11,734,011 or 63.0% of revenue, respectively. For the year ended December 29, 2001, cost of products sold from retail stores totaled $28,255,913 or 60.0% of revenue and cost of products sold from the Internet totaled $710,660 or 77.7% of revenue. For the year ended December 30, 2000, cost of products sold from retail stores totaled $10,609,756 or 60.7% of revenue and cost of products sold from the Internet totaled $1,124,255 or 97.8% of revenue. The decrease in the cost of products sold as a percentage of revenue for the internet reflects the reduction of internet promotional programs offered by the Company.

     Amortization of fulfillment partner warrant expense consists of the amortization of the estimated fair value of the warrant issued to Taymark to provide inventory and fulfillment services to deliver merchandise ordered on the site, or directly through a toll-free telephone number, directly to consumers. On July 8, 1999, the Company entered into a product fulfillment agreement with Taymark. The initial term of the agreement runs through December 31, 2002. The agreement contains certain restrictions on competition by the direct marketer. As additional consideration for such restrictions and services, the Company issued a warrant to purchase 3,000,000 shares of common stock at an exercise price of $3.75. The warrant expires on October 1, 2002. The estimated fair value of the warrant on the date of issue was approximately $5.3 million as determined using the Black-Scholes option pricing model. The value of the warrant was recorded as an intangible asset and was being amortized over the initial term of the fulfillment agreement. On December 30, 2000, it was determined that the Company had not met certain minimum purchase requirements for the year as outlined in the agreement with Taymark. As a result of this shortfall, the restrictions on competition by Taymark as outlined in the agreement were lifted rendering the remaining unamortized value of the warrant worthless. Therefore, the remaining balance of $3,021,954 was charged to expense. Total warrant amortization expense recorded in the year ended December 30, 2000 was $4,532,930.

     Marketing  and sales  expense  consists  primarily of  advertising,  public relations and promotional expenditures, as well as all related payroll and related expenses for personnel engaged in marketing and selling activities, including store payroll. Consolidated marketing and sales expenses for the year ended December 29, 2001 and December 30, 2000 was $14,843,500 and $13,058,710,
respectively. For the year ended December 29, 2001, marketing and sales expense for retail stores totaled $14,884,153 and marketing and sales (income) expense for the Internet totaled $(40,653). For the year ended December 30, 2000 marketing and sales expense for retail stores totaled $5,045,884 and marketing and sales expense for the Internet totaled $8,012,826. The increase in marketing and sales expense for the retail stores for the year ended December 29, 2001 reflects the Company owning the retail stores for the entire year. Included in the year ended December 30, 2000 marketing and sales expense for the Internet was $1,586,803 resulting from the amortization of the Margaritaville warrant. On December 30, 2000 it was determined that the remaining value of the asset would not be realized over the remaining term of the contract and was therefore charged to expense. The decrease in marketing spending for the Internet was related to lower cost per acquisition in 2001 and to a successful negotiation of a previously expensed advertising obligation.

     Product and technology development expense consists principally of payroll and related expenses for product development, editorial, systems and operations personnel and consultants, and systems infrastructure related to the Company's web site. Product and technology development expense for the years ended December 29, 2001 and December 30, 2000 was $2,134,390 and $5,173,828,
respectively. The decrease in product and technology development expense is primarily due to the Company transitioning from a site development phase in 2000 to a site maintenance phase in 2001.

     General and administrative ("G&A") expense consists of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. Consolidated G&A expense for the years ended December 29, 2001 and December 30, 2000 was $3,762,617 and $3,725,704,
respectively. For the year ended December 29, 2001, G&A for retail stores totaled $3,260,419 and G&A for the Internet totaled $502,198. For the year ended December 30, 2000, G&A for retail stores totaled $1,756,140 and G&A for the Internet totaled $1,926,172. The increase in G&A for the retail stores reflects the Company owning the retail stores for the entire year. The decrease in G&A for the Internet is the result of the Company closing its New York office, reducing personnel and consolidating general corporate expenses.

     Restructuring expense consists of expenses incurred as a result of closing our New York office on December 15, 2000. These expenses include severance, relocation and other office closing costs. Restructuring (income) expense was ($141,328) for the year ended December 29, 2001 and $1,093,328 for the year ended December 30, 2000. Restructuring income consists of the excess of amounts provided to close our New York office over actual expenses incurred. During the second half of 2001, due to the substantial completion of the actions of the 2000 restructuring plan, the Company reevaluated its 2000 restructuring accrual. As a result of this review certain costs associated with the closure of the New York City headquarters were no longer required. This resulted from the elimination of certain planned actions as well as the Company successfully negotiating certain closing costs. As such, the Company has recognized a restructuring credit of $141,328, which affected the Internet segment. This credit is reflected in "Restructuring (income) expense" in the Consolidated Statements of Operations.

     The non-cash compensation expense consists of the amortization of stock options granted to consultants related to the Internet operation as well as the amortization of stock options granted to an employee at below fair value. Non-cash compensation expense for the years ended December 29, 2001 and December 30, 2000 was $320,373 and $812,510, respectively.

     Interest income on cash and cash equivalents for the year ended December 29, 2001 and December 30, 2000 was $117,431 and $733,163, respectively. The decrease in income was due to lower cash and investment balances.

     Interest expense for the year ended December 29, 2001 and December 30, 2000 was $651,016 and $149,346, respectively. The increase in interest expense in 2001 was related to the full years impact of the iParty Retail line of credit.

  Liquidity and Capital Resources

     The Company used cash in operating activities for the year ended December 29, 2001 and December 30, 2000 totaling $2,616,844 and $14,159,135, respectively. The Company invested cash in property and equipment, including web site development expenditures, acquisition of operating assets from The Big Party, and marketable securities for the years ended December 29, 2001 and December 30, 2000 totaling $243,695 and $4,670,459, respectively. In addition for the years ended December 29, 2001 and December 30, 2000 the Company used $554,187 and $2,800,790, respectively, of its bank line to fund its working capital and capital expenditures. During 2000, the Company raised $2,491,035 from the issuance of Series E and F preferred stock. The proceeds were used towards the purchase of the 33 retail stores from The Big Party. The purchase price of those assets totaled $4,858,289.

     To date, the Company raised an aggregate of $30.9 million in equity financing.

     On August 1, 2000, the Company established a line of credit with a bank. The agreement permits maximum borrowings equal to the lesser of $7,500,000 or the borrowing base. The line of credit is secured by the Company's inventory, and expires on July 31, 2003. As of December 29, 2001, and December 30, 2000 the Company had $3,354,977 and $2,800,790, respectively outstanding under the line of credit. At December 29, 2001 and December 30, 2000 available borrowings under the line of credit were approximately $1,500,000 and $2,100,000, respectively.

     In March 2001, the Company and its lender modified its borrowing facility by adjusting certain covenants and other provisions based on the Company's operating plan for 2001. As of December 29, 2001 the Company was in compliance with all covenants.

     The Company's prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, economic conditions, and contractual matters. The Company's capital expenditures for 2002 are expected to be primarily related to new stores, store improvements and technology advancements in support of growth and operational enhancement.

     Contractual obligations at December 29, 2001 were as follows:


                                      Less Than                                    After 5
                                      ---------                                    -------
                                      One Year       1-3 Years      4-5 years       Years                Total
                                      --------       ---------      ---------       -----                -----
Line of Credit                        $ 3,354,977    $       -      $       -      $     -           $ 3,354,977

Capital lease obligations                 274,012      260,338              -            -               534,350

Operating leases (including
store leases)                           4,601,989    8,654,069      6,338,906    2,397,892            21,992,856

Other liabilities                               -      250,000              -            -               250,000
                                      -----------   ----------     ----------   ----------          ------------
Total Cotractual
Obligations                           $ 8,230,978   $9,164,407     $6,338,906   $2,397,892          $ 26,132,183
                                      ===========   ==========     ==========   ==========          ============

     The Company believes, based on currently proposed plans and assumptions relating to our operations, that the net proceeds from the financings and related interest income, together with anticipated revenues from operations and the line of credit, will be sufficient to fund its operations and working capital requirements for at least twelve months. In the event that the Company's plans or assumptions change or prove inaccurate (due to unanticipated expenses, increased competition, unfavorable economic conditions, or other unforeseen circumstances) it could be required to seek additional financing sooner than currently expected. There can be no assurance that such additional funding will be available, or if available, that the terms of such additional financing will be acceptable.

  Stockholder rights Plan

     On November 9, 2001, the Company announced that its Board of Directors adopted a Stockholder Rights Plan (the "Plan"). Under the Plan each stockholder of record at the close of business on November 9, 2001 will receive a dividend of one right for each outstanding share of the Company's common stock, par value $0.001 per share, and each share of the Company's outstanding preferred stock, par value $0.001 per share, on an as converted basis. The rights will become exercisable only in the event, with certain exceptions, an acquiring party accumulates 10 percent or more of the Company's voting stock or if a party announces an offer to acquire 15 percent or more of the Company's voting stock. The rights will expire on November 9, 2011. When exercisable each right entitles the holder to purchase from the Company, one one-hundredth of a share of a new series of Series G Junior Preferred Stock at an initial purchase price of $2.00. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either iParty Corp. stock or shares in an "acquiring entity" at half of market value. The Company generally will be entitled to redeem the rights at $0.001 per right at any time until the date on which a 10 percent position in its voting stock is acquired by any person or group. Until a right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including, without limitation, the right to vote or receive dividends.

  Critical Accounting Policies

     Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, (the "SEC") requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 3 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off balance sheet arrangements, contractual obligations and commercial commitments.

  Inventory and Related Allowance for Obsolete and Excess Inventory

     The Company's inventory consists of party supplies and is valued at weighted average cost, which approximates FIFO (first-in, first-out) or market. Inventory has been reduced by an allowance for obsolete and excess inventory. The estimated allowance is based on management's review of inventories on hand compared to estimated future sales. Actual results could differ from these estimates.

  Income Taxes

     The Company records a valuation allowance against its deferred tax assets because of the uncertainty as to their realizability. Should the Company determine that it would be able to realize its deferred tax assets in the future an adjustment to the deferred tax assets would increase income in the period such determination was made.

  Valuation of Long-Lived Assets

     In accordance with the requirements of SFAS No. 121, the Company periodically assesses whether events or circumstances have occurred that may indicate the carrying value of its long-lived assets may not be recoverable. When such events or circumstances indicate the carrying value of an asset may be impaired, the Company uses an estimate of the future undiscounted cash flow to be derived from the asset over the remaining useful life of the asset to assess whether or not the asset is recoverable. If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset's net book value, the Company recognizes an impairment loss for the amount by which the net book value of the assets exceeds the estimated fair market value. We believe that our estimates of future cash flows are reasonable, however, future results and different assumptions regarding such cash flows could materially affect our evaluations.

  Revenue recognition

     Revenue is recognized at the time of sale for retail sales and the time products are shipped to customers for Internet sales. Outbound shipping charges are included in net revenue. Sales returns, the impact of which is insignificant, are recorded at the time of return. In accordance with EITF Issue No. 00-14, Accounting for Certain Sales Incentives, the Company classifies discounts as a reduction of revenue.

  Acquisitions

     On August 3, 2000, iParty Corp. formed a subsidiary corporation, iParty Retail Stores Corp. On August 15, 2000, iParty Retail Stores Corp. paid approximately $4,900,000 for 33 building leases, fixtures and inventory from The Big Party Corporation.

     We operate in an un-branded business arena that has many small players. As a result, we are considering growing our business through acquisitions of other entities. Any determination to make an acquisition will be based upon a variety of factors, including, without limitation, the purchase price and other financial terms of the transaction, the business prospects, and the extent to which any acquisition would enhance our prospects. We are not currently engaged in identifying any potential acquisition and have no plans, agreement, understanding, or arrangement with respect to any acquisition.

  Effects of Inflation

     We do not view the effects of inflation to have a material effect upon our business.

ITEM 7. FINANCIAL STATEMENTS

     See Index to Financial Statements attached hereto.

ITEM 8. CHANGES  IN  AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
        FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth certain information regarding our executive officers and directors:

NAME                      AGE   POSITION
----                      ---   --------
Sal Perisano...........   51    Chief Executive Officer, Director
Patrick Farrell........   34    President, Chief Financial Officer
Robert H. Lessin.......   47    Director
Stuart G. Moldaw.......   74    Director
Lorenzo Roccia.........   27    Director
Christina Weaver.......   31    Director

     Sal Perisano has been a Director of our company since October 1998 and our Chief Executive Officer since April 15, 1999. In December 1992, Mr. Perisano co-founded The Big Party Corporation, a retail chain of 54 party supply stores, headquartered in West Roxbury, Massachusetts. Mr. Perisano served as President and Chairman of The Big Party Corporation from 1992 to December 1998. In 1981, he co-founded Videosmith, which became Boston's dominant video retailer. In 1989, Videosmith was sold to a publicly traded company called Xtravision PLC, which owned 250 stores throughout the U.K. and Ireland. Mr. Perisano stayed on as a Director and was later named Chief Executive Officer of the parent company, which was subsequently acquired by Blockbuster Video. Mr. Perisano holds a B.A. from Boston College and an M.A. from Harvard University.

     Patrick Farrell has been our President since November 2000 and Chief Financial Officer since April 1999. From 1996 until joining iParty, Mr. Farrell was a Director, Financial Planning & Analysis and Controller for N2K Inc. where he helped negotiate that company's merger with CDnow. Prior to N2K, he served as Controller at EMI Music Group/Angel Records and as Manager of Finance and
Accounting for Polygram/Def Jam Recordings, Inc. He began his professional career at Arthur Andersen LLP, where he was an Audit Senior when he left in 1994. Mr. Farrell holds an M.B.A. from New York University and graduated with honors in Accounting from Temple University and is a Certified Public Accountant.

     Robert H. Lessin has been a Director of our company since July 1998. Mr. Lessin has been Chairman of Soundview Ventures, the venture capital arm of technology investment banking firm Soundview Technology Group, Inc. since October 2001. From April 1998 through October 2001, Mr Lessin was Chairman of Soundview Technology Group. (formerly Wit Capital Corp.). From 1993 until 1997, Mr. Lessin was Vice Chairman of Salomon Smith Barney, where he served as head of its Investment Banking Division. Mr. Lessin also serves on the Board of Directors of CBS MarketWatch.com, a financial and news provider on the Internet.

     Stuart G. Moldaw has been a Director of our company since October 1999. Mr. Moldaw has been Chairman of Gymboree Corporation, a specialty retailer of apparel and accessories for children, since 1994. From 1980 through February 1990, Mr. Moldaw served as a general partner of U.S. Venture Partners and he currently serves as a special venture partner of such entity. Mr. Moldaw also serves as a Director and Chairman Emeritus of Ross Stores, Inc., an off-price retailer of apparel and home accessories.

     Lorenzo Roccia has been a Director of our Company since April 2001. Mr Roccia is Chairman and Chief Executive Officer of Roccia Venture Partners, a Latin American venture capital fund dedicated to investing in US companies for Latin American expansion. Prior to establishing Roccia Venture Partners, Mr. Roccia was a Senior Analyst in the Private Equity Group at Wit Soundview and a consultant to Wit Soundview's management team. From 1996 to 1998, Mr. Roccia was a member of the Venture Services Group of Salomon Smith Barney. He currently serves on the Board of Directors of Depilight S.A., a chain of medical technology service centers located throughout Venezuela. Mr. Roccia holds a degree in Political Science from Northeastern University.

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


COMMITTEES OF THE BOARD OF DIRECTORS

     We have no nominating committee. We have an audit committee consisting of Messrs. Lessin and Roccia and Ms. Weaver, and a compensation committee consisting of Messrs. Roccia and Perisano. We also have an executive committee consisting of Messrs. Perisano, Lessin and Moldaw.

CERTAIN REPORTS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     No person who, during the fiscal year ended December 29, 2001, was a Director, Officer or beneficial owner of more than ten percent of our Common Stock (which is the only class of our securities registered under Section 12 of the Securities Exchange Act of 1934 (the "Act") (a "Reporting Person"), failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year. The foregoing is based solely upon our review of Forms 3 and 4 during the most recent fiscal year as furnished to us under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY EXECUTIVE OFFICER COMPENSATION TABLE

     The following table summarizes the aggregate cash compensation paid during 2001, 2000 and 1999 (see footnotes below) to our Chief Executive Officer and other executive officers that received compensation during 2001 in excess of $100,000 in salary and bonus pursuant to their contracts. Currently, options have been granted to management as indicated below.


SECURITIES UNDER
NAME AND PRINCIPAL POSITION                 YEAR     SALARY     BONUS    COMPENSATION    OPTIONS/SAR'S
---------------------------                 ----     ------     -----    ------------    -------------

Sal Perisano, Chief Executive Officer(1)...  2001    $250,000       -              -         1,478,772
                                             2000     249,522       -              -           464,260
                                             1999     111,442       -              -           797,230

Patrick Farrell, President and Chief
  Financial Officer (2)....................  2001    $165,000       -       $ 27,202           574,430
                                             2000     146,032       -              -           165,657
                                             1999      87,939       -              -           190,000

John Jolly, Former Chief Operating
  Officer(3)...............................  2001    $131,098       -              -                 -
                                             2000    $135,641       -              -           308,675
                                             1999           -       -              -                 -

Byron Hero, Former Chief Executive
  Officer(4)...............................  2001           -       -              -                 -
                                             2000           -       -              -                 -
                                             1999    $ 72,917       -       $145,836

Maureen Broughton Murrah,
  Former President(5)......................  2001           -       -              -                 -
                                             2000           -       -       $250,000                 -
                                             1999    $154,919       -          5,000                 -

--------------------
(1)      Mr. Perisano did not begin his employment with us until March 30, 1999.

(2)      Mr. Farrell did not begin his employment with us until April 1, 1999.

(3) Mr. Jolly did not begin his employment with us until April 26, 2000. On December 15, 2000, Mr. Jolly was terminated as a result of the New York office closing and received severance payments equal to six months salary.

(4) Mr. Hero resigned as our Chief Executive Officer as of April 15, 1999. Mr. Hero did not receive any severance payment in connection with his resignation. On April 15, 1999, Mr. Hero entered into a 12 month consulting agreement with us. Payments made under this agreement are reflected in other annual compensation.

(5)      Ms.  Broughton  Murrah  resigned as our President on November 15, 1999.
         Ms. Broughton Murrah did not receive any severance payment in connection with her resignation. In February 2000, Ms. Broughton Murrah exercised stock options on a cashless basis generating taxable compensation.


                                                   OPTIONS GRANTED IN LAST
                                                        FISCAL YEAR
                                                        -----------
                                                 NUMBER OF     PERCENT OF
                                                 SECURITIES    TOTAL OPTIONS
                                                 UNDERLYING    GRANTED TO
                                                 OPTIONS       EMPLOYEES IN     EXERCISE    EXPIRATION
NAME AND PRINCIPAL POSITION                      GRANTED       FISCAL YEAR       PRICE        DATE
---------------------------                      -------       -----------       -----        ----

Sal Perisano, Chief Executive Officer.........  1,478,772         36.4%         $ 0.25        3/08/2011

Patrick Farrell, President
  and Chief Financial Officer.................    574,430         14.1%         $ 0.25        3/08/2011

------------------

EMPLOYMENT AND CONSULTING AGREEMENTS

     We entered into an employment agreement with Mr. Perisano, which provides for him to act as our Chief Executive Officer for a term expiring on March 30, 2002 and devote substantially his full working time and attention to our business. The agreement provided for an initial annual salary of $150,000, which amount was increased to $250,000 beginning January 1, 2000 plus a discretionary bonus to be determined by the Board of Directors. As described in the agreement, on March 30, 1999 Mr. Perisano was granted options to purchase an aggregate of 337,500 shares of common stock under our stock purchase plan with an exercise price equal to the fair market value of the common stock on the date of grant ($3.75) and as of December 29, 2001 all such options had vested. As further described in the agreement, on August 26, 1999 Mr. Perisano was granted options to purchase an aggregate of 434,730 shares of common stock pursuant to our stock purchase plan with an exercise price equal to $2.00. Such options will vest as follows: provided that Mr. Perisano remains continuously employed by us, options with respect to 144,910 shares of common stock vested on August 26, 2000, 1/24th of the remaining 289,820 began vesting and continue to vest each month beginning September 26, 2000 for a period of 24 months. The agreement provides that if Mr. Perisano is terminated without cause, or resigns for "good reason" he will be entitled to receive his then current salary for a period of nine months. The agreement contains certain restrictions on competition.

     We have entered into an employment agreement with Mr. Perisano, which provides for him to act as our Chief Executive Officer for a term commencing on March 31, 2002 and expiring on March 30, 2004 and devote substantially his full working time and attention to our business. The agreement provides for an annual salary of $250,000 plus a discretionary bonus to be determined by the Board of Directors. The agreement provides that if Mr. Perisano is terminated without cause, or resigns for "good reason" he will be entitled to receive his then current salary for a period of twelve months. The agreement contains certain restrictions on competition.

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

     We have entered into an employment agreement with Ms. Dionne, which provides for her to act as our Senior Vice President--Merchandising for a term commencing on March 31, 2002 and expiring on March 30, 2004 and devote substantially her full working time and attention to our business. The agreement provides for an annual salary of $150,000 plus a discretionary bonus to be determined by the Board of Directors. The agreement provides that if Ms. Dionne is terminated without cause, she will be entitled to receive her then current salary for a period of twelve months. The agreement contains certain restrictions on competition.

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

     On November 1, 2000, we amended Mr.  Farrell's  employment  agreement dated
March 12, 1999. The amended employment agreement provided for Mr. Farrell to serve as our President and Chief Financial Officer and as President of our subsidiary, iParty Retail for a term which expired December 31, 2001. The agreement provided for an initial base salary of $165,000 per year. If employed at the end of the term, Mr. Farrell would have received a bonus equal to four and one-half months of his base salary. If we terminated the employment agreement without cause, Mr. Farrell would have received his full then current base salary for a period of four and one-half months from the date of termination.

     We have entered into an employment agreement with Mr. Farrell, which provides for him to act as our President and Chief Financial Officer for a term commencing on January 1, 2002 and expiring on March 31, 2004 and devote substantially his full working time and attention to our business. The agreement provides for an annual salary of $165,000 plus a discretionary bonus to be determined by the Board of Directors. The agreement provides that if Mr. Farrell is terminated without cause, he will be entitled to receive his then current salary for a period of six months. The agreement contains certain restrictions on competition.

     We have entered into a consulting agreement with Mr. Moldaw, a Director of our company, dated September 7, 1999. The agreement has a term of three years but may be terminated by either party upon 90 days' written notice. Under the terms of agreement, Mr. Moldaw was granted options to purchase 100,000 shares of common stock with an exercise price of $2.00 per share. Such options vest as follows: provided that Mr. Moldaw is still providing us with consulting services, options with respect to 33,334 shares of common stock vested on September 6, 2000. 1/24th of options with respect to 66,666 shares of common stock began vesting and continue to vest each month beginning on September 6, 2000 for a period of 24 months. This consulting agreement was terminated on December 28, 2001. As a result of this termination, Mr. Moldaw's options fully vested on that date.

     We entered into a consulting agreement with Mr. Byron Hero, our former Chief Executive Officer and a former Director, dated April 14, 1999. In connection with the consulting agreement, Mr. Hero's employment agreement was terminated and Mr. Hero resigned as Chief Executive Officer and a Director of our company. Mr. Hero did not receive any severance payment in connection with his resignation as Chief Executive Officer. Pursuant to the terms of the consulting agreement, Mr. Hero served as non-executive Chairman of StarGreetings, Inc., our wholly-owned subsidiary, until April 14, 2000. During the term of the agreement, Mr. Hero received a fee of $20,833.33 per month. As a result of the modification of the StarConcept, Mr. Hero was terminated on September 30, 1999 and he will be entitled to receive his fee for the remainder of the contract. Under Mr. Hero's employment agreement, he was granted options to purchase an aggregate of 300,000 shares of common stock under our stock option plan. Such options remain in effect. As a result of Mr. Hero's termination, his options expired on July 14, 2000. He did not exercise any of his options.

INDEMNIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

     Our certificate of incorporation and bylaws provide that we indemnify all of our directors and officers to the fullest extent permitted by the Delaware General Corporation Law. Under our certificate of incorporation and bylaws, any director or officer, who in his or her capacity as such is made or threatened to be made, party to any suit or proceeding, will be indemnified. A director or officer will be indemnified if it is determined that the director or officer acted in good faith and in a manner he reasonably believed to be in or not opposed to our best interests. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and persons controlling our company pursuant to the foregoing provision, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

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

STOCK OPTION PLAN

     In July  1998,  our  Board of  Directors  adopted  the 1998  Incentive  and
Nonqualified Stock Option Plan, under which there are currently 11,000,000 shares of common stock reserved for issuance. Our plan provides for the award of options, which may either be incentive stock options within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or non-qualified options which are not subject to special tax treatment under the Code. Our Board of Directors or a committee appointed by our Board administers our stock option plan. Officers, directors, key employees of, and consultants to, us or any parent or subsidiary corporation selected by the Board are eligible to receive options under the plan. Except for automatic annual grants of options (each covering 25,000 shares of common stock) to directors, the Board is authorized to designate the number of shares to be covered by each option, the terms of the option, the dates on which and the rates at which options may be exercised, the method of payment and other terms.

     The exercise price for incentive stock options cannot be less than the fair market value of the stock subject to the option on the grant date (110% of such fair market value in the case of incentive stock options granted to a stockholder who owns more than 10% of our common stock). The Board will fix the exercise price of a nonqualified stock option at whatever price the Board may determine in good faith in accordance with applicable law. Unless the Board determines otherwise, options generally have a 10-year term (or five years in the case of incentive stock options granted to a participant owning more than 10% of the total voting power of our capital stock). Unless the Board provides otherwise, the unvested portion of options terminates upon the termination of a participant's employment, and the participant may exercise an option to the extent it was exercisable on the date of termination for a period of time after termination (generally between 3 months and one year). Options may always be exercised by paying with cash, certified check or bank check, and if established by us, through a "same day sale" commitment from a participant and a broker-dealer selected by us that is a member of the National Association of

Securities Dealers. The Board may also permit, in its discretion, that the exercise price be paid with shares that have generally been held by the participant for at least 6 months, or through additional methods selected by the Board, or through a combination of methods, if permitted under applicable law.

     In the event of any change in the outstanding shares of common stock by reason of any reclassification, recapitalization, merger, consolidation, reorganization, spin-off, stock dividend, stock split or reverse stock split, exchange of shares or similar change in the corporate structure, the Board will make an appropriate adjustment in the aggregate number of shares available under our stock option plan and in the number of shares and price per share subject to outstanding options. In the event that we are reorganized, consolidated, or merged with another corporation, or if all or substantially all of our assets are sold or exchanged, the holder of the option is entitled to receive upon the exercise of his or her option, the same number and kind of shares of stock or the same amount of property, cash or other securities as he or she would have been entitled to receive upon the happening of any such corporate event as if he had exercised such option and had been immediately prior to such event, the holder of the number of shares covered by such option.

     Outstanding options will vest and become immediately exercisable in full upon the occurrence of: (i) if not previously approved by the Board, any person or entity becoming the beneficial owner of 30 percent or more of the combined voting power of our then outstanding securities; (ii) the first day on which shares of our common stock are purchased pursuant to a tender offer or exchange offer, unless the offer was previously approved, or not opposed, by the Board;
(iii) approval of our stockholders of: an agreement to merge or consolidate with or into another corporation in which we do not survive, or an agreement to sell or dispose of all or substantially all of our assets, unless in either case the Board has resolved that the options will not vest; or (iv) change in the composition of the Board members over a two-year period so that the members who sit on the Board at the beginning of the period no longer constitute a majority of the Board at the end of the period, unless the election or nomination of each new director was approved by at least a majority of the members then still in office who were directors at the beginning of the period. In addition, the Board has the authority to accelerate the vesting of any option at any time.

     The Board may, at any time, modify, amend or terminate our stock option plan; provided, however, that the Board may condition the effectiveness of any such amendment on the receipt of stockholder approval as may be required by applicable statute, rule or regulation. Any such termination, modification or amendmant may not, without the consent of the participant, adversely affect the rights conferred by an outstanding option.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 26, 2002 certain information with respect to the beneficial ownership of each class of our equity securities by each director, beneficial owners of 5% or more of our common stock, the named executive officers and all of our directors and executive officers as a group.


                                                                    NUMBER OF COMMON
                                                                  SHARES BENEFICIALLY
NAME OF BENEFICIAL OWNER(1)                                             OWNED(2)            PERCENT OF CLASS
---------------------------                                             --------            ----------------

Sal Perisano.............................................              1,530,513(3)               8.9%
Patrick Farrell..........................................                451,417(4)               2.8%
Robert H. Lessin ........................................          11,747,863(5)(7)              54.6%
  c/o Soundview Ventures
  1700 East Putnam Ave
  Old Greenwich, CT. 06870
James McCann ............................................                699,600(6)               4.4%
  1-800 Flowers
  1000 Stewart Avenue
  Westbury, NY 11590r
iParty LLC ..............................................              6,000,000(7)              38.0%
  c/o Robert H. Lessin
  1700  East Putnam Ave.
  Old Greenwich, CT. 06870
Ajmal Khan ..............................................              3,231,665(8)              17.0%
  The Verus Group
  1177 West Hastings Street
  Vancouver, British Columbia
  Canada V6E 2K3


Stuart G. Moldaw ........................................                887,485(9)               5.3%
  1550 El Camino Real
  Suite 290
  Menlo Park, CA. 94025
Roccia Partners, L.P. ...................................             4,082,130(10)              20.5%
  826 Broadway
  New York, NY 10003
Boston Millennia Partners, LP............................             2,244,930(11)              12.4%
  30 Rowes Wharf
  Suite 330
  Boston, MA 02110
Hampton Associates Limited ..............................             1,261,617(12)               7.4%
  1702 Dina House
  Ruttonjee Centre
  11 Duddell Street
  Central Hong Kong
HMTF-iPC, LLC ...........................................             5,444,939(13)              25.6%
  200 Crescent Court, Suite 1600
  Dallas, TX 75201
Patriot Capital Limited..................................             1,142,860(14)               6.8%
  P.O. Box 438
  Road Town
  Tortola, British Virgin Island
Christina Weaver.........................................                50,000(15)               0.3%
  Hicks, Muse, Tate & Furst Incorporated
  200 Crescent Court, Suite 1600
  Dallas, TX 75201
Taymark..................................................             3,000,000(16)              16.0%
  4875 White Bear Parkway
  White Bear Lake, MN 55110

All Officers and Directors as a Group (6 persons).......                 18,749,408              55.5%


 ---------------------
 (1) Unless otherwise indicated, all addresses are c/o iParty Corp., 1457 VFW Parkway, West Roxbury, Massachusetts, 02132.

 (2) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities and Exchange Act, and unless otherwise indicated, represents shares for which the beneficial owner has sole voting and investment power. The percentage of class is calculated in accordance with Rule 13d-3 and is based on 15,787,430 shares outstanding as of March 26, 2002.

 (3) Includes 1,385,513 shares of common stock that may be acquired upon the exercise of presently exercisable options issued pursuant to the Plan (including 50,000 options in connection with his consulting agreement and 25,000 in connection with his role as a Director of the Company) and 145,000 shares of common stock.

 (4) Includes 406,917 shares of common stock that may be acquired upon the exercise of presently exercisable options issued pursuant to the Plan and 44,500 shares of common stock.

 (5) Includes (1) 6,000,000 shares of common stock owned by iParty LLC, in which Mr. Lessin is a member and the manager and a 78.3% owner, (2) 200,000 shares of common stock which may be acquired upon the exercise of presently exercisable options issued under the Plan, (3) 273,268 shares of common stock which may be acquired upon the exercise of presently exercisable warrants, (4) 1,814,980 shares of common stock which may be acquired upon the conversion of 181,498 shares of presently convertible Series B convertible preferred stock (5) 792,950 shares of common stock which may be acquired upon the exercise of redeemable common stock purchase warrants, and (6) 2,666,665 shares of common stock which may be acquired upon the conversion of 266,666 shares of presently convertible Series E convertible preferred stock.

 (6) Includes 699,000 shares of common stock owned by iParty LLC, in which Mr. McCann is a member and a 11.66% owner. Such shares represent his ownership interest in iParty LLC.

 (7) iParty LLC is a Delaware limited liability company and a 38.3% shareholder of iParty Corp. Mr. Lessin is the manager and 78.3% owner of iParty LLC.

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

 (9) Includes (1) 508,190 shares of common stock which may be acquired upon the conversion of 50,819 shares of presently convertible Series B convertible preferred stock, (2) 79,295 shares of common stock which may be acquired upon the exercise of redeemable common stock purchase warrants, and (3) 300,000 shares of common stock which may be acquired upon the exercise of presently exercisable options issued under the Plan.

(10) Includes (1) 2,607,910 shares of common stock which may be acquired upon the conversion of 260,791 shares of presently convertible Series B convertible preferred stock, (2) 1,424,220 shares of common stock which may be acquired upon the exercise of redeemable common stock purchase warrants and (3) 50,000 shares of common stock which may be acquired upon the exercise of presently exercisable options issued under the Plan.

(11) Includes 1,451,980 shares of common stock that may be acquired upon the conversion of 145,198 shares of presently convertible Series C convertible preferred stock and 792,950 shares of common stock which may be acquired upon the exercise of redeemable common stock purchase warrants owned by Boston Millennia Partners Limited Partnership and an affiliated entity.

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

(15) Includes 50,000 shares of common stock that may be acquired upon the exercise of presently exercisable options issued pursuant to the Plan.

(16) Includes 3,000,000 shares of common stock that may be acquired upon the exercise of presently exercisable warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For  information   concerning  the  employment  agreements  and  consulting
agreements between us and certain of our officers and directors see Item 10 "Executive Compensation". Mr. Perisano, and Ms. Dionne are husband and wife.

     We entered into a Funding Agreement, dated as of March 31, 1999, and amended as of April 14, 1999, with Mr. Ajmal Khan, a former director of the Company, and Mr. Robert H. Lessin, a director of the Company (the "Funding Agreement"). Pursuant to the terms of the Funding Agreement each of Mr. Kahn (or his designees) and Mr. Lessin advanced certain funds to us. In connection with each such funding, the funding party received a 10% Senior Secured Promissory Note ("Notes") for the amount funded and warrants to purchase such number of shares of Common Stock equal to the amount funded divided by the closing bid price of the Common Stock on the date of each such funding. $2,000,000 was funded pursuant to the Funding Agreement ($1,125,000 by Mr. Lessin and $875,000 by Hampton Associates Limited. Mr. Khan's designee under the Funding Agreement) and warrants to purchase 528,210 shares of Common Stock were issued at a weighted-average exercise price of $3.79 per share. In connection with our private placement of Series B Convertible Preferred Stock and Common Stock purchase warrants, the $2,000,000 principal amount of the Notes and an aggregate of $55,850 of interest were converted into the shares offered in the private placement at the offering price. In addition, Mr. Lessin purchased $841,000 of Units at the offering price.

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

     (B) Reports on Form 8-K

     During the last quarter of the period covered by this Report, we filed a report on Form 8-K on November 12, 2001 reporting adoption of a Stockholder's Rights Plan.

                                   SIGNATURES

     IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          iPARTY CORP.

                                          By:          /s/ SAL PERISANO
                                              ---------------------------------
                                                        Sal Perisano
                                                Chief Executive Officer and
                                                Principal Executive Officer

Dated: March 27, 2002

     IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

      SIGNATURE                         TITLE                        DATE
      ---------                         -----                        ----

   /s/ SAL PERISANO        Chief Executive Officer, Principal    March 27, 2002
-------------------------  Executive Officer and Director
     Sal Perisano

  /s/ ROBERT LESSIN        Director                              March 27, 2002
-------------------------
    Robert Lessin

 /s/ STUART G. MOLDAW      Director                              March 27, 2002
-------------------------
   Stuart G. Moldaw

 /s/ LORENZO ROCCIA        Director                              March 27, 2002
-------------------------
     Lorenzo Roccia

  /s/ CHRISTINA WEAVER     Director                              March 27, 2002
-------------------------
    Christina Weaver

 /s/ PATRICK FARRELL       President, Chief Financial Officer    March 27, 2002
-------------------------  and Principal Financial Officer
   Patrick Farrell

                                 EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
  3.1     --   Restated  Certificate of Incorporation  of WSI Acquisition  Corp.
               and  Certificate of Merger by iParty Corp.  into WSI  Acquisition
               Corp.(1)
  3.2     --   By-Laws of WSI Acquisition Corp., as amended.(1)
  4.1     --   Certificate of Designation of Series B Preferred Stock of iParty
               Corp.(2)
  4.2     --   Certificate of Designation of Series C Preferred Stock of iParty
               Corp.(2)
  4.3     --   Certificate of Designation of Series D Preferred Stock of iParty
               Corp.
  4.4     --   Certificate of Designation of Series E Preferred Stock of iParty
               Corp.(5)
  4.5     --   Certificate of Designation of Series F Preferred Stock of iParty
               Corp.(6)
  4.6     --   Warrant Agreement between iParty Corp., Continental Stock
               Transfer and Trust Company and Commonwealth Associates, LP.(2)
  4.7     --   Warrant Agreement between iParty Corp., Continental Stock
               Transfer and Trust Company and Commonwealth Associates, LP.(2)
 10.1     --   Merger Agreement by and between iParty Corp. and WSI Acquisitions
               Corp.(1)
 10.2     --   1998 Incentive and Non-Qualified Stock Option Plan.(1)
 10.3     --   Employment Agreement of Patrick Farrell.(3)
 10.4     --   Amended and Restated Employment Agreement of Patrick Farrell.(3)
 10.5     --   Employment Agreement of Patrick Farrell **
 10.6     --   Employment Agreement of Sal Perisano.(3)
 10.7     --   Employment Agreement of Sal Perisano.**
 10.8     --   Employment Agreement of Dorice Dionne.(3)
 10.9     --   Employment Agreement of Dorice Dionne. **
 10.10    --   StarGreetings License Agreement.(1)
 10.11    --   Funding Agreement among iParty Corp., Robert H. Lessin and Ajmal
               Khan.(3)
 10.12    --   Fulfillment Agreement between iParty Corp. and Taymark.(3)
 10.13    --   Agreement between iParty Corp. and LinkShare Corporation.(2)
 10.14    --   Agreement between iParty Corp. and America Online, Inc.(2)
 10.15    --   Consulting Agreement between iParty Corp. and Stuart Moldaw.(2)
 10.16    --   Rights Agreement between iParty Corp. and Continental Stock
               Transfer & Trust, as Rights Agent. (7)
 99.1     --   Letter to SEC from iParty Corp. regarding audited financial statements.**
                            -------------------------

(1) Incorporated herein in its entirety by reference to iParty's Registration Statement on Form 10-SB, Registration No. 0-25507, as filed with the Securities and Exchange Commission on March 8, 1999.
(2) Incorporated herein in its entirety by reference to Amendment No. 2 to iParty's Registration Statement on Form 10-SB, Registration No. 0-25507, as filed with the Securities and Exchange Commission on October 19, 1999.
(3) Incorporated herein in its entirety by reference to Amendment No. 1 to iParty's Registration Statement on Form 10-SB, Registration No. 0-25507, as filed with the Securities and Exchange Commission on July 12, 1999.
(4) Incorporated herein by reference to iParty's Annual Report on Form 10-KSB for the year ended December 31, 1999.
(5) Incorporated herein in its entirety by reference to iParty's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 30, 2000.
(6) Incorporated herein in its entirety by reference to iParty's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 15, 2000.
(7) Incorporated herein in its entirety by reference to iParty's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2001.

** Filed herewith.

                                    CONTENTS

                                                                            Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS.......... ......................    F-1

CONSOLIDATED FINANCIAL STATEMENTS


  Consolidated Balance Sheets--December 29, 2001 and
  December 30, 2000........................................................  F-2


  Consolidated Statements of Operations--Years ended December 29, 2001
  and December 30, 2000 .................................................    F-3


  Consolidated Statements of Stockholders' Equity--Years ended December
  29, 2001 and December 30, 2000.........................................    F-4


  Consolidated Statements of Cash Flows--Years ended December 29,
  2001 and December 30, 2000.............................................    F-5


  Notes to Consolidated Financial Statements.............................    F-6

Report of Independent Public Accountants


To iParty Corp.:

We have audited the accompanying consolidated balance sheets of iParty Corp. (a Delaware corporation) and subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements, based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iParty Corp. and subsidiaries as of December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



Boston, Massachusetts
February 22, 2002

                                                            iParty Corp.
                                                     Consolidated Balance Sheets

                                                                                December 29, 2001    December 30, 2000
                                                                                -----------------    -----------------

                                     ASSETS

Current assets:
   Cash and cash equivalents                                                         $  2,399,084        $  5,002,254
   Cash, restricted                                                                       667,957             635,000
   Accounts receivable                                                                    541,703             948,292
   Inventory,net                                                                        9,282,852           8,226,560
   Prepaid expenses and other current assets                                              337,997              69,812
                                                                                      -----------        ------------
       Total current assets                                                            13,229,593          14,881,918

   Property and equipment, net                                                            979,042             903,849
   Other assets                                                                           324,583             557,286
                                                                                      -----------        ------------

Total assets                                                                        $ 14,533,218         $ 16,343,053
                                                                                    =============        ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                  $  2,636,160        $  2,415,679
  Accrued severance and restructuring expenses                                                 -             775,137
  Accrued expenses                                                                     2,122,748           2,201,035
  Current portion of capital lease obligations                                           274,012             233,445
  Line of credit                                                                       3,354,977           2,800,790
                                                                                      ----------          ----------
       Total current liabilities                                                       8,387,897           8,426,086

Long-term liabilities:
  Capital lease obligations, net of current portion                                      260,338             116,605
  Other long term liabilities
                                                                                         576,414             375,860
                                                                                     -----------          -----------
       Total long term liabilities                                                       836,752             492,465


Total liabilities                                                                      9,224,649           8,918,551

Commitments and contingencies (Note 8)

Stockholders' equity:
  Preferred stock - $.001 par value; 10,000,000 shares authorized, Series A preferred stock - 1,000,000 shares authorized,
       issued and outstanding                                                              1,000               1,000
     Series B preferred stock - 1,413,352 shares authorized,
       1,118,559 and 1,413,352 shares issued and outstanding                               1,119               1,414
     Series C preferred stock - 145,198 shares authorized,
       issued and outstanding                                                                145                 145
     Series D preferred stock - 362,996 shares authorized,
       issued and outstanding                                                                363                 363
     Series E preferred stock - 533,333 shares authorized,
       issued and outstanding                                                                533                 533
     Series F preferred stock - 114,286 shares authorized,
       issued and outstanding                                                                114                 114
  Common stock - $.001 par value; 150,000,000 shares authorized,
       15,122,675 shares and 12,174,745 shares issued and outstanding                     15,123              12,175
  Additional paid in capital                                                          64,484,707          64,166,987
  Accumulated deficit                                                                (59,194,535)        (56,758,229)
                                                                                     ------------        ------------

       Total stockholders' equity                                                      5,308,569           7,424,502
                                                                                     ------------        -----------

Total liabilities and stockholders' equity                                          $ 14,533,218        $ 16,343,053
                                                                                    =============       ============


The accompanying Notes are an integral part of these Consolidated Financial Statements


                                                            iParty Corp.
                                                Consolidated Statements of Operations

                                                                              For the year ended
                                                                   December 29, 2001        December 30, 2000
                                                                   -----------------        -----------------

 Revenues                                                               $  47,983,404         $  18,619,877

 Operating costs:
      Cost of products sold                                                28,966,573            11,734,011
      Amortization of fulfillment partner warrant                                   -             4,532,930
      Marketing and sales                                                  14,843,500            13,058,710
      Product and technology development                                    2,134,390             5,173,828
      General and administrative                                            3,762,617             3,725,704
      Restructuring (income) expense                                        (141,328)             1,093,328
      Loss resulting from abandonment of assets                                     -                 5,784
      Non-cash compensation expense                                           320,373               812,510
                                                                         ------------            ----------

 Operating loss                                                           (1,902,721)          (21,516,928)

     Interest income                                                          117,431               733,163
     Interest expense                                                        (651,016)             (149,346)
                                                                         ------------           -----------

 Net loss                                                              $  (2,436,306)        $ (20,933,111)
                                                                       ==============        ==============

 Loss per share:
      Basic and diluted (Note 3)                                         $     (0.18)          $     (2.05)
                                                                         ============          ============

 Weighted average shares outstanding:
      Basic and diluted                                                    13,411,866            11,321,578
                                                                         ============          ============


The accompanying Notes are an integral part of these Consolidated Financial Statements.


                                                            iParty Corp.
                                     Consolidated Statements of Changes in Stockholders' Equity

                                                                       Preferred Stock   (All Classes)            Common Stock
                                                                       Shares             Amount            Shares         Amount
                                                                       ------             ------            ------         ------

Balance December 31, 1999                                                                $    2,395       11,005,421      $   11,006
                                                                      2,394,952

  Issuance of Series E preferred stock, net of issuance costs of        533,333                533                -               -
    $8,965
  Issuance of Series F preferred stock, net of issuance costs of        114,286                114                -               -
    $0
  Issuance of Series B  and C preferred stock as anti-dilution
  protection                                                            517,503                518                -               -
       upon issuance of Series E and F preferred stock
  Issuance of Series D preferred stock as anti-dilution protection
     upon issuance of Series E and F preferred stock                    112,996                113                -               -

  Exercise of stock options                                                   -                  -          130,274             130

  Issuance of common stock upon conversion of Series B preferred
    preferred stock                                                   (103,905)               (104)        1,039,050          1,039
  Preferred stock beneficial conversion feature                              -                   -               -                -

   Non-cash compensation expense                                             -                   -               -                -

   Net loss                                                                  -                   -               -                -
                                                                     -----------          --------        ----------     -----------
Balance December 30, 2000                                            3,569,165           $   3,569       12,174,745      $   12,175

  Issuance of common stock upon conversion of Series B preferred      (294,793)               (295)       2,947,930           2,948
  Non-cash compensation expense
  Net loss                                                                   -                   -                -               -
                                                                     -----------         ---------       ----------      -----------
   Balance December 29, 2001                                         3,274,372           $   3,274       15,122,675       $   15,123
                                                                     =========           =========       ==========      ===========

                                                                                        Additional                         Total
                                                                                         Paid-In      Accumulated      Stockholders'
                                                                                        Capital         Deficit            Equity
                                                                                        -------         -------            ------
Balance December 31, 1999                                                           $ 58,616,431       $(33,575,764)    $ 25,054,068

       Issuance of Series E preferred stock, net of issuance costs of $8,965           1,990,502                  -       1,991,035
       Issuance of Series F preferred stock, net of issunace costs of $0                 499,886                  -         500,000
       Issuance of Series B and C preferred stock as anti-dilution protection
         upon issuance of Series E and F preferred stock                                    (518)                 -               -
       Issuance of Series D preferred stock as anti-dilution protection
         upon issuance of Series E and F preferred stock                                    (113)                 -               -
       Exercise of stock options                                                            (130)                 -               -
       Issuance of common stock upon conversion of Series B
         preferred stock                                                                    (935)                 -               -
       Preferred stock beneficial conversion feature                                   2,249,354         (2,249,354)              -
       Non-cash compensation expense                                                     812,510                  -         812,510
       Net loss                                                                                -        (20,933,111)    (20,933,111)
                                                                                  --------------       ------------     -----------
                                                                                    $ 64,166,987       $(56,758,229)    $ 7,424,502

Balance December 30, 2000

       Issuance of common stock upon conversion of Series B preferred stock              (2,653)                 -               -
       Non-cash compensation expense                                                    320,373                  -         320,373
       Net loss                                                                               -         (2,436,306)     (2,436,306)
                                                                                  --------------       ------------     -----------
Balance December 29, 2001                                                          $  64,484,707      $(59,194,535)     $ 5,308,569
                                                                                  ==============      ============      ===========



                                                            iParty Corp.
                                                Consolidated Statements of Cash Flows

                                                                            For the year ended
                                                                December 29, 2001       December 30, 2000
                                                                -----------------       -----------------

Cash flows from operating activities:

    Net loss                                                        $ (2,436,306)           $ (20,933,111)

    Adjustments to reconcile net loss to
        net cash used in operating activities:
       Depreciation and amortization                                     616,663                6,755,948
       Loss resulting from abandonment of assets                               -                    5,784
       Provisions for reserve for bad debt                                     -                    3,527
       Non-cash compensation expense                                     320,373                  812,510
       Decrease (increase) in:
          Accounts receivable                                            406,589                 (852,342)
          Inventory                                                   (1,056,292)
                                                                                                (3,368,271)
          Prepaid expenses and other current assets                     (268,185)                 358,833
          Other assets                                                   232,703                 (507,041)

       Increase (decrease) in:
          Accounts payable                                               220,481                  665,873
          Accrued severance and restructuring expenses                  (775,137)                 561,150
          Accrued expenses                                               (78,287)               1,962,145
          Other long term liabilities                                    200,554                  375,860
                                                                      -----------             ------------
       Net cash used in operating activities                          (2,616,844)             (14,159,135)
                                                                      -----------             ------------

Cash flows from investing activities:

    Purchase of property and equipment                                  (210,738)                 (202,059)
    Acquisition of operating assets                                            -                (4,858,289)
    Purchase of marketable securities                                          -                   973,877
    Increase in restricted cash                                          (32,957)                 (583,988)
                                                                      -----------             -------------
       Net cash used in investing activities                            (243,695)               (4,670,459)
                                                                      -----------             -------------

Cash flows from financing activities:

    Net borrowings under line of credit agreement                        554,187
                                                                                                 2,800,790
    Proceeds from sale of preferred stock, net of offering costs               -                 2,491,035
    Principal payments on capital lease obligations                     (296,818)                 (133,281)
                                                                      -----------             -------------
       Net cash provided by financing activities                         257,369                 5,158,544
                                                                      -----------             -------------

Net decrease in cash and cash equivalents                             (2,603,170)              (13,671,050)

Cash and cash equivalents, beginning of year                           5,002,254                18,673,304
                                                                      -----------             ------------
Cash and cash equivalents, end of year                              $  2,399,084              $  5,002,254
                                                                     ============             ============
Cash paid for:
    Interest expense                                                $    651,016              $   149,346
                                                                     ============             ============

Supplemental disclosure of non-cash financing activities:

    Conversion of Series B preferred stock to common stock          $      2,948              $     1,039
                                                                     ============             ===========
    Acquisition of assets under capital lease                       $    481,118              $   482,332
                                                                     ============             ===========


The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                  IPARTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. MANAGEMENT'S PLAN

     The Company is a multi channel retailer of party supplies through the operation of 33 retail stores and an internet e-commerce site. The party supplies retailing business is highly competitive and barriers to entry are minimal. To some extent all retailing concepts are susceptible to consumer confidence as well as overall consumer spending. Those factors impact the predictability of the operating forecasts and plans.

     The Company has implemented changes to integrate the two businesses resulting in a reduction in losses of its internet business while improving the profitability factors of its retail business. Based on its current operating plan and the impact of the changes made in 2001, the Company believes that it will have the necessary financing in place to fund the Company's operations through at least January 1, 2003.

2. THE COMPANY

     The Company's efforts are devoted to the sale of party goods and services through retail stores and the Internet. The Company's retail stores are located throughout New England with three additional stores located in Florida. The Company was originally launched as an Internet-based merchant of party goods and services. On August 3, 2000, iParty Retail Stores Corp. ("iParty Retail") was incorporated as a wholly owned subsidiary of iParty Corp. to operate a chain of retail stores selling party goods. On August 15, 2000, iParty Retail acquired certain assets from The Big Party Corporation ("The Big Party"). iParty Retail acquired inventory, fixed assets and the leases of 33 retail stores from The Big Party in consideration of cash and assumption of certain liabilities. The Big Party filed for bankruptcy protection during the second quarter of 2000 and the acquisition was approved by the United States Bankruptcy Court, District of Delaware.

3. SIGNIFICANT ACCOUNTING POLICIES

  Principles of consolidation:

     The consolidated  financial  statements include the accounts of the Company
and  its  wholly  owned   subsidiaries  after  elimination  of  all  significant
intercompany transactions and balances.

  Comprehensive income:

     Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, establishes standards for reporting comprehensive income and its components in the financial statements. Other comprehensive income, as defined, includes all changes in equity during a period from nonowner sources. For the years ended December 29, 2001 and December 30, 2000 comprehensive loss equals net loss.

  Concentrations:

     The Company's Internet operation relies on a single vendor as its sole provider of inventory, fulfillment and shipping services. While management of the Company believes it could obtain similar services from other vendors for similar terms, a disruption in the services received from this vendor could materially harm the Company's Internet business. In July 1999, the Company granted this vendor a warrant to purchase 3,000,000 shares of the Company's common stock at an exercise price of $3.75 per share. (See Note 8).

  Revenue recognition:

     Revenue is recognized at the time of sale for retail sales and the time products are shipped to customers for Internet sales. Outbound shipping charges are included in net revenue. Sales returns, the impact of which is insignificant, are recorded at the time of return. In accordance with EITF Issue No. 00-14, Accounting for Certain Sales Incentives, the Company classifies discounts as a reduction of revenue.

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

  Cash and cash equivalents:

     Cash equivalents are carried at cost plus accrued interest, which approximates fair value. The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. Cash and cash equivalents were $2,399,084 and $5,002,254 as of December 29, 2001 and December 30, 2000, respectively. As of December 29, 2001 and December 30, 2000, cash equivalents consist primarily of investments in money market accounts.

  Fair value of financial instruments:

     SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short term nature of these instruments. The fair value of debt approximates carrying value because the debt bears interest at a variable market rate.

  Inventory and Related Allowance for Obsolete and Excess Inventory:

     The Company's inventory consists of party supplies and is valued at weighted average cost, which approximates FIFO (first-in, first-out) or market. Inventory has been reduced by an allowance for obsolete and excess inventory. The estimated allowance is based on management's review of inventories on hand compared to estimated future sales. Actual results could differ from these estimates.

  Stock-based compensation:

     The Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock option incentive plan. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price of the option. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" the Company provides the necessary pro forma disclosures as if the fair value method had been applied.

  Property and equipment:

     Property and equipment are stated at cost less accumulated depreciation and are depreciated on the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Expenditures for maintenance and repairs are charged to operations as incurred. A listing of the estimated useful life of the various categories of property and equipment is as follows:


Asset Classification                               Estimated Useful Life
--------------------                               ---------------------
Computers, equipment, furniture and fixtures       3-5 years
Equipment under capital leases                     3-7 years of life of lease
Motor vehicles                                     5 years
Leasehold improvements                             Lesser of life of lease or life of asset


Property and equipment consist of the following:


                                                           Dec. 29, 2001           Dec. 30, 2000
                                                           -------------           -------------

Computers, equipment, equipment under
 capital leases and furniture and fixtures                 $1,535,717              $1,304,428
Web site and related costs                                    460,568                 646,572
                                                            1,996,285               1,951,000
Less accumulated depreciation                             (1,017,243)             (1,047,151)
                                                          -----------             -----------

Total                                                       $ 979,042               $ 903,849
                                                          ===========             ===========

   Software costs:

     In accordance with Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," external direct costs of materials and services incurred in connection with developing or obtaining internal-use software were capitalized. Such costs will be amortized using the straight-line method over an estimated useful life of three years beginning when the software is ready for its intended use or over its known useful life, whichever is shorter.

  Income Taxes:

     The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires the use of the liability method. This standard determines deferred income taxes based on the estimated future tax effects of any differences between the financial statement and tax basis of assets and liabilities, given the provisions of the enacted tax laws. The deferred tax provision represents the change in the deferred tax asset or liability balance.

  Accounting for the Impairment of Long-Lived Assets:

     The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of ("SFAS 121"). This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires, among other things, that the entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

     In accordance with the requirements of SFAS No. 121, the Company periodically assesses whether events or circumstances have occurred that may indicate the carrying value of its long-lived assets may not be recoverable. When such events or circumstances indicate the carrying value of an asset may be impaired, the Company uses an estimate of the future undiscounted cash flow to be derived from the asset over the remaining useful life of the asset to assess whether or not the asset is recoverable. If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset's net book value, the Company recognizes an impairment loss for the amount by which the net book value of the assets exceeds the estimated fair market value. At December 29, 2001 management does not believe that any of its long-lived assets are impaired. See Note 8 for discussion of impairment charges recorded in fiscal 2000.

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

     The following table sets forth the computation basic and diluted earnings per share:


                                                           2001                  2000
                                                           ----                  ----

Net loss                                                 $ (2,436,306)         $(20,933,111)
Preferred stock beneficial conversion feature                        -           (2,249,354)
                                                          ------------         -------------

Net loss attributable to common shareholders             $ (2,436,306)         $(23,182,465)
                                                         =============         =============

Loss per Share
   Basic and diluted                                         $  (0.18)             $  (2.05)
                                                             =========             =========

Weighted Average Shares Outstanding
   Basic and diluted                                        13,411,866            11,321,578
                                                            ==========         =============


     As of December 29, 2001 47,728,465 potential common shares were outstanding, including 23,743,720 shares upon the conversion of preferred stock, 16,474,421 shares upon the exercise of warrants with a weighted average exercise price of $1.87 and 7,510,324 shares upon the exercise of stock options with a weighted average exercise price of $1.07, but not included in the above calculation as their effect would have been anti-dilutive.

     As of December 30, 2000 47,812,248 potential common shares were outstanding, including 26,691,650 shares upon the conversion of preferred stock, 16,474,421 shares upon the exercise of warrants with a weighted average exercise price of $1.87 and 4,646,177 shares upon the exercise of stock options with a weighted average exercise price of $1.99, but not included in the above calculation as their effect would have been anti-dilutive.

  Recently Issued Accounting Standards:

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments included in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 (as amended by SFAS No. 137 and SFAS 138) was effective January 1, 2001. The adoption of SFAS NO. 133 did not have an impact on the Company's financial position or results of operations, because it has no derivative instruments or hedging activities.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method. It also specifies the types of acquired intangible assets required to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and certain intangibles no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001. The Company believes that the adoption of SFAS Nos. 141 and 142 will not have a material impact on the Company's financial position or results of operations, because it currently has no goodwill or other intangible assets recorded.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 modifies the rules for accounting for the impairment of long-lived assets. The new rules are effective for the Company January 1, 2002. The Company does not believe that the adoption of SFAS No. 144 will have a material impact on the Company's financial position or results of operations.

  Reclassifications:

     Certain reclassifications have been made to prior years amounts to conform to the current year presentation.

4. SEGMENT REPORTING:

     SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for the way business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders.

     Operating segments represent components of the Company's business that are evaluated regularly by management in assessing the performance and resource allocation. The Company has determined that its reportable segments consist of Retail Operations and Internet Operations.

     The Retail Operations include the sales and related expenses from 33 retail stores primarily located throughout New England with the highest concentration of 18 stores in Massachusetts. Of the others, five are located in Connecticut, three in Rhode Island, three in New Hampshire, one in Maine and three in Florida.

     The Internet Operations include the sales and related expenses from the Internet and the Company's catalog.

     The reporting segments follow the same accounting policies used for the Company's consolidated financial statements and are described in the summary of significant accounting policies. Management evaluates a segment's performance based upon net revenue, operating income (loss) and net income (loss). Inter-segment transactions are uncommon and not material. Therefore, they have not been separately reflected in the financial table below. The totals of the reportable segments' revenues, net profits and assets agree with the Company's comparable amount contained in the audited financial statements. Revenues from customers outside of the United States are not material. No one customer accounts for more than 10% of the Company's consolidated revenues.

     The Company's financial data for segment reporting for the years ended December 29, 2001 and December 30, 2000, are as follows:



                                             2001                                                  2000
                                             ----                                                  ----
                          Internet          Retail           Total              Internet          Retail           Total
                          --------          ------           -----              --------          ------           -----

Net revenue                 $ 914,469    $ 47,068,935     $ 47,983,404          $ 1,150,100  $ 17,469,777         $18,619,877
                          ===========    ============     ============          ===========  ============         ===========

Operating (loss)
income                    $(1,165,320)     $ (737,401)     $(1,902,721)         $(21,531,533) $     14,605       $(21,516,928)
                          ============     ===========     ============         ============  ============       =============

Net loss                  $(1,075,900)    $(1,360,406)     $(2,436,306)        $(20,798,370)  $  (134,741)       $(20,933,111)
                          ============    ============     ============         ============  ============       =============

Total assets                $2,721,046    $ 11,812,172     $ 14,533,218          $10,284,649  $  6,058,404         $16,343,053
                            ==========    ============     ============         ============  ============         ===========

Deprec/amort                $ 433,978        $ 182,655        $ 616,663          $ 6,739,674  $     16,274         $ 6,755,948
                            ==========       =========        =========         ============  ============         ===========

Capital exp.                  $  2,025       $ 689,831        $ 691,856            $ 744,121  $    249,582           $ 993,703
                              ========       =========        =========            =========  ============           =========

5. ACQUISITION:

     On August 15, 2000, the Company, through its wholly-owned subsidiary, iParty Retail, pursuant to an Asset Purchase Agreement, acquired certain assets from The Big Party Corporation. The Company acquired inventory, fixed assets and the leases of 33 retail stores from The Big Party in consideration of cash and assumption of certain liabilities. This transaction was accounted for as a purchase in accordance with APB No. 16, Accounting for Business Combinations and, accordingly, the results of the acquired Big Party stores since August 15, 2000 have been included in the accompanying statements of operations. The purchase price was allocated to the acquired assets as follows:

         Purchase price:

            Cash paid                                       $ 3,975,000
            Payable to seller                                   650,000
            Transaction costs                                   235,000
                                                                -------

            Total purchase price                            $ 4,860,000
                                                            ===========

            Net tangible assets acquired:
               Inventory                                    $ 4,860,000
                                                            ===========

     Payable to seller includes amounts reserved for the purchase of inventory (See Note 8) as well as $250,000 representing the minimum contingent future obligation based upon store performance.

     In addition to acquiring inventory, iParty purchased leasehold improvements at the acquired stores. The fair value of the acquired inventory and leaseholds exceeded the purchase price. As a result, due to the fact that the purchase price approximated the fair value of the inventory, no value could be assigned to the long-term assets.

     Unaudited pro forma results of operations for the year ended December 30, 2000, as if the acquisition had occurred as of the beginning of the year, follow. The pro forma results include estimates and assumptions which management believes are reasonable. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition occurred as of the dates indicated, nor are they necessarily indicative of future operating results.

                                                                (Unaudited)
                                                                Year ended
                                                             December 30, 2000

        Revenue                                                     $ 43,643,931

        Operating loss                                            $ (24,172,716)

        Net loss                                                  $ (23,721,075)
        Beneficial conversion dividend                              $(2,249,354)
                                                                    ------------

        Net loss available to common shareholders                 $ (25,970,429)
                                                                  ==============

        Loss per share:
          Basic and diluted                                            $  (2.29)
                                                                       =========

        Weighted average shares:
          Basic and diluted                                           11,321,578
                                                                      ==========

6. RESTRUCTURING COSTS

     In fiscal 2000, the Company decided to close its New York City headquarters and transfer this operation to its Wesy Roxbury, Massachusetts location. As part of operating expenses, the Company recorded $1,093,328 of restructuring expenses related to this facility closure in 2000. These costs are primarily related to severance for a group of employees and other exit costs related to closing the New York facility.


                                        Severance               Other               Total
                                        ---------               -----               -----

Amounts provided in 2000                  $485,286             $608,042          $1,093,328
  Amounts paid in 2000                     (87,486)            (230,705)           (318,191)
                                           --------            ---------          ----------

  Balance at December 30, 2000              397,800             377,337             775,137

  Amounts paid in 2001                    (397,800)            (236,009)           (633,809)
  Excess of amounts provided                     -             (141,328)           (141,328)
                                          ---------            ---------          ----------

  Balance at December 29, 2001            $      -             $      -            $       -
                                          =========            =========           =========

     During the second half of 2001, due to the substantial completion of the actions of the 2000 restructuring plan, the Company reevaluated its 2000 restructuring accrual. As a result of this review certain costs associated with the closure of the New York City headquarters were no longer required. This resulted from the elimination of certain planned actions as well as the Company successfully negotiating certain closing costs. As such, the Company recognized a restructuring credit of $141,328, which affected the Internet segment. This credit is reflected in "Restructuring (income) expense" in the Consolidated Statements of Operations.

7. INCOME TAXES:

     As of December 29, 2001 and December 30, 2000, the Company has estimated net operating loss carryforwards of approximately $27,090,000 and $24,559,000 respectively, which begin to expire in 2018 and are subject to review and possible adjustment by the Internal Revenue Service. The United States Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available to be used in any given year under certain circumstances, including significant changes in ownership interests. The Company has recorded a valuation allowance against its deferred tax assets because of the uncertainty regarding their realizability.

     The effects of significant items comprising the Company's net deferred tax assets as of December 29, 2001 and December 30, 2000 are as follows:


                                                 2001             2000
                                                 ----             ----
      Net operating loss carryforwards          $ 10,909,171      $9,889,839
      Other                                          725,364         957,326
      Less valuation allowance                  (11,634,535)    (10,847,165)
                                                ------------    ------------

      Net deferred asset                               $   -           $   -
                                                       =====           =====

8. COMMITMENTS AND CONTINGENCIES:

  Legal proceedings:

     Pursuant to an Asset Purchase Agreement dated August 2, 2000, as amended, the Company purchased from The Big Party, Debtor and Debtor-in-Possession, 33 retail locations and the assets located therein, including inventory. The Company and The Big Party were in disagreement concerning the value and amount due on account of the inventory. In addition, the parties set up a $100,000 escrow of funds paid under the agreement as security for rental payments and other adjustments due, and the parties were in discussions concerning the portion thereof, which belongs to the Company. The Big Party filed a complaint in the U.S. Bankruptcy Court for the District of Delaware in January 2001 seeking payment of $625,568 on account of the inventory. Both parties agreed to a settlement amount of $357,500 in October 2001. The U.S. Bankruptcy Court for the District of Delaware approved the settlement in November 2001. The settlement amount, which was paid in January 2002, was adequately reserved for at December 29, 2001.

  Leases:

     The Company leases certain equipment and conducts its operation in leased facilities under operating lease agreements that expire through 2013. Future minimum lease payments under all operating leases are, approximately, as follows:

                                     Year                     Amount
                                     ----                     ------
                             2002                          $4,601,989
                             2003                           4,458,964
                             2004                           4,195,105
                             2005                           3,512,084
                             2006                           2,826,822
                             Thereafter                     2,397,892
                                                            ---------

                             Total                       $ 21,992,856
                                                         ============

     The Company's rental expense under operating leases for the years ended December 29, 2001 and December 30, 2000, amounted to $4,336,976 and $1,892,762, respectively.

  Capital Leases:

     The Company leases computers, equipment and certain fixtures under lease agreements that qualify for capitalized treatment under SFAS NO. 13, Accounting for Leases. These agreements require monthly payments totaling $29,753, including interest at rates ranging up to 18%, and expire at various times through 2002 and 2003.

     Future minimum lease payments for assets under capital lease obligations at December 29, 2001 are as follows:

                                         Year                       Amount
                                         ----                       ------
              2002                                               $ 365,120
              2003                                                 293,533
                                                                   -------
              Total minimum lease payments                         658,653
              Less: Amounts representing interest                  124,303
                                                                   -------

              Present value of net minimum lease payments          534,350
              Less: Other maturities                               274,012
                                                                   -------

              Long-term obligation                               $ 260,338
                                                                 =========

     The original cost and accumulated depreciation of assets under capital leases at December 29, 2001 and December 30, 2000 was $723,916 and $171,091 and $222,233 and $14,816, respectively.

   Consulting agreements:

     On September 7, 1999, the Company entered into a three year consulting agreement with one of its outside directors. Compensation under the agreement consists of options to purchase 100,000 shares of the Company's common stock with an exercise price of $2.00. The options vest ratably over three years provided that the director is still providing consulting services to the Company on those dates. The fair market value of the Company's stock on the grant date was $3.94. In accordance with EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, at the end of each financial reporting period prior to vesting, the value of these shares (as calculated using the Black-Scholes option pricing model) are remeasured using the then current fair value of the Company's common stock. At that point, deferred compensation and the non-cash compensation recognized during the period will be adjusted accordingly. Upon vesting, the fair value of the options that vest (as calculated using the Black-Scholes option pricing model) are remeasured for the last time using the then current value of the Company's common stock. On December 28, 2001, the Company terminated this consulting agreement and accelerated the vesting of the remaining options. The fair value of the options was remeasured for the last time upon termination of the agreement. For the years ended December 29, 2001 and December 30, 2000, the Company charged $17,754 and $122,783, respectively, related to this consulting agreement to expense.

     On March 9, 2001 and April 5, 2001, the Company granted 100,000 options each to two consultants for past services performed. In accordance with EITF 96-18 these options were valued using the Black-Scholes options pricing model and fully expensed. The Company charged $28,648 to compensation expense for these consulting services in 2001.

  Employment agreements:

     The Company has entered into employment agreements with several of its executives. The agreements expire on March 30, 2004 and provide for annual salaries aggregating $565,000. In addition, the executives were granted options to purchase an aggregate of 5,270,534 shares of the Company's common stock, which vest in various increments provided the executives remain continuously employed by the Company. In addition to base salary, the agreements provide that the executives may receive an annual performance bonus at the discretion of the

Compensation Committee of the Board of Directors. The agreements also have termination clauses that call for severance payments ranging up to one year's salary.

  Advertising agreement:

     On September 27, 1999, the Company entered into two agreements with America Online, Inc., (AOL) a Shopping Channel Promotion Agreement and an Advertising Purchase Agreement to provide promotions on the AOL web site requiring total payments of $1,276,481 over the term of the agreement. The term of the two agreements was ten months commencing October 1, 1999. The two agreements were terminated on September 29, 2000. The total payments made totaled $1,015,480 for the year ended December 30, 2000. Under the terms of the termination agreement, no further obligation is required from either party.

  Fulfillment agreement:

     On July 8, 1999, the Company entered into a product fulfillment agreement with a direct marketer of party supplies. Under the agreement, the Company will utilize the direct marketer's inventory and fulfillment services to deliver merchandise ordered on the Company's web site, or directly through a toll-free telephone number, directly to consumers. The initial term of the agreement runs through December 31, 2002. The agreement contains certain restrictions on competition by the direct marketer. As additional consideration for such restrictions and services, the Company issued a warrant to purchase 3,000,000 shares of common stock at an exercise price of $3.75. The warrant expires on October 1, 2002. The estimated fair value of the warrant on the date of issue was approximately $5.3 million as determined using the Black-Scholes option pricing model. The value of the warrant was recorded as an intangible asset and was being amortized over the initial term of the fulfillment agreement. On December 30, 2000, it was determined that the Company had not met certain minimum purchase requirements for the year as outlined in the agreement with Taymark. As a result of this shortfall, the restrictions on competition by Taymark as outlined in the agreement were lifted, rendering the remaining unamortized value of the warrant worthless. Therefore, the remaining balance of $3,021,954 was charged to expense. Total warrant amortization expense recorded in the year ended December 30, 2000 was $4,532,930.

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

  License agreement:

     On December 21, 1999, the Company entered into a product license agreement with Margaritaville Holdings. Under the agreement, the Company licenses the "Margaritaville" name for use in a distinct area of the iParty.com Web site, which shall be used to aggregate and offer for sale products that are consistent with themes associated with Margaritaville and Jimmy Buffet. The initial term of the agreement runs through December 20, 2002. For consideration for the license, the Company will pay a 6% royalty on sales of products that bear the "Margaritaville" name. As additional consideration, the Company issued a warrant to purchase 550,000 shares of common stock at an exercise price of $2.88. The warrant expires on December 21, 2004. The estimated fair value of the warrant on the date of issue was approximately $1.6 million as determined using the Black-Scholes option pricing model. The value of the warrant was being amortized over the life of the agreement. On December 30, 2000, it was determined that the remaining value of the asset, $1,042,756, would not be realized over the remaining term of the contract and therefore the remaining amount was charged to expense. For the year ended December 30, 2000 total amortization recorded was

$1,586,801. This amount was included in marketing and sales in the accompanying statement of operations.

9. STOCKHOLDERS' EQUITY

  Series A preferred stock:

     On June 30, 1998, the Company's Board of Directors designated 1,000,000 shares of the Company's authorized 10,000,000 shares of preferred stock as Series A preferred stock. Such shares have a par value of $0.001, an original issue price per share of $1.00, bear no dividends, have a liquidation preference senior to the Company's common stock and are convertible, on a one to one basis, as adjusted, into shares of the Company's common stock. As of December 29, 2001 and December 30, 2000, there were 1,000,000 shares of Series A preferred stock outstanding.

  Series B and C preferred stock:

     During 1999, the Company completed a private placement of Series B convertible preferred stock and redeemable common stock purchase warrants, raising gross proceeds of $20,899,000. The financing was comprised of 1,044,952 shares of Series B preferred stock convertible into an aggregate of 10,449,520 shares of common stock and the issuance of warrants to purchase an additional 5,224,760 shares of common stock at an exercise price of $2.00 per share. The Series B preferred stock is convertible at any time into a number of shares of common stock equal to the quotient derived by dividing (1) $20.00 by (2) the conversion price in effect at the time of the conversion. The initial conversion price is $2.00 per share, reflecting an initial conversion ratio of 10:1. With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock at a price below the conversion price. The Series B preferred stock will automatically convert into common stock at the conversion price then in effect in the event the Company consummates a secondary public offering resulting in gross proceeds to the Company of at least $10,000,000. The Series B preferred stock will be treated as prior to the Company's common stock, and pari passu with the Company's Series A, C, D, E and F preferred stock in the event of a liquidation of the Company. Holders of Series B preferred stock vote on an as-if-converted basis on all matters submitted to a vote of the Company's shareholders. Each common stock purchase warrant is exercisable for a period of five years, commencing one year from the issue date, at an initial exercise price of $2.00 per share. Under certain circumstances, the common stock warrants are protected against dilution upon the occurrence of certain events including the sale of common stock for less than fair market value or less than the conversion price. Commencing one year from the issue date, the Company may, on 30-days notice, redeem the common stock warrants at a price of $0.05 per warrant if the average closing bid price of the common stock equals or exceeds $8.00 per share for 20 consecutive trading days within a period of 30 consecutive trading days.

     The net proceeds of $19,513,000 were allocated to the Series B preferred stock and warrants based on their relative fair values of approximately $14,160,000 and $5,353,000, respectively. In addition, the preferred stock's conversion features provide for an immediate benefit to its holders, computed by determining the fair value of the common stock obtained upon conversion, less the relative fair value of the preferred stock. In accordance with Emerging Issues Task Force ("EITF") Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios the value of the preferred stock's beneficial conversion feature cannot exceed the relative fair value assigned to the preferred stock. Such amount of $14,160,000 was reflected as a dividend in connection with the issuance of the Series B preferred stock.

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

     The net proceeds of $1,840,000 were allocated to the Series C preferred stock and warrants based on their relative fair values of approximately $1,332,000 and $508,000, respectively. In addition, the preferred stock's conversion features provide for an immediate benefit to its holders, computed by determining the fair value of the common stock obtained upon conversion, less the relative fair value of the preferred stock. In accordance with EITF Issue No. 98-5, the value of the preferred stock's beneficial conversion feature cannot exceed the relative fair value assigned to the preferred stock. Such amount of $1,332,000 was reflected as a dividend in connection with the issuance of the Series C preferred stock.

     The placement agent in the Series B and C financings received fees of approximately $1,329,000 and warrants to purchase 929,929 shares of common stock at an exercise price of $2.00 per share. At the time of grant, the 929,929 warrants had an estimated fair value of approximately $2.9 million as determined using the Black-Scholes option pricing model.

     As of December 29, 2001, there were 1,118,559 shares of Series B preferred stock, 145,198 shares of Series C preferred stock and attached warrants to purchase 10,553,732 shares of common stock at an exercise price of $1.27 per share outstanding. As of December 30, 2000, there were 1,413,352 shares of Series B preferred stock, 145,198 shares of Series C preferred stock and attached warrants to purchase 10,553,732 shares of common stock at an exercise price of $1.27 per share outstanding. During fiscal years 2001 and 2000, 294,793 and 103,905 shares respectively of Series B preferred stock were converted to 2,947,930 and 1,039,050 shares common stock respectively.

  Series D preferred stock:

     On December 20, 1999, the Company completed a private placement of Series D convertible preferred stock and redeemable common stock purchase warrants, raising proceeds of $5,000,000. The financing was comprised of 250,000 shares of Series D preferred stock convertible into an aggregate of 2,500,000 shares of common stock and the issuance of warrants to purchase an additional 1,250,000 shares of common stock at an exercise price of $2.00 per share. The Series D preferred stock is convertible at any time into a number of shares of common stock equal to the quotient derived by dividing (1) $20.00 by (2) the conversion price in effect at the time of the conversion. The initial conversion price is $2.00 per share, reflecting an initial conversion ratio of 10:1. With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock at a price below the conversion price. The Series D preferred stock will automatically convert into common stock at the conversion price then in effect in the event the Company consummates a secondary public offering resulting in gross proceeds to the Company of at least
$10,000,000. The Series D preferred stock will be treated as prior to the Company's common stock, and pari passu with the Company's Series A, B, C, E and F preferred stock in the event of a liquidation of the Company. Holders of Series D preferred stock vote on an as-if-converted basis on all matters submitted to a vote of the Company's shareholders. Each common stock purchase warrant is exercisable for a period of five years, commencing one year from the issue date, at an initial exercise price of $2.00 per share. Under certain circumstances, the common stock warrants are protected against dilution upon the occurrence of certain events including the sale of common stock for less than fair market value or less than the conversion price. Commencing one year from the issue date, the Company may, on thirty-days notice, redeem the common stock warrants at a price of $.05 per warrant if the average closing bid price of the common stock equals or exceeds $8.00 per share for 20 consecutive trading days within a period of 30 consecutive trading days.

     The net proceeds of $4,993,000 were allocated to the Series D preferred stock and warrants based on their relative fair values of approximately $3,646,000 and $1,347,000, respectively. In addition, the preferred stock's conversion features provide for an immediate benefit to its holders, computed by determining the fair value of the common stock obtained upon conversion, less the relative fair value of the preferred stock. In accordance with EITF Issue No. 98-5, the value of the preferred stock's beneficial conversion feature cannot exceed the relative fair value assigned to the preferred stock. Such amount of $3,646,000 was reflected as a dividend in connection with the issuance of the Series D preferred stock.

     The market price at the time of the Series D preferred stock private placement was $3.19, therefore triggering the anti-dilution provision in the Series B and C preferred stock. The effect of this anti-dilution provision was
(1) an adjustment to the exercise price of the redeemable common stock purchase warrants attached to the Series B and C preferred stock to $1.81 and (2) the issuance of 695,966 additional redeemable common stock purchase warrants with an exercise price of $1.81 to the holders of the warrants issued in the Series B and C financings.

     Upon issuance of the additional warrants and adjustment to the exercise price of the warrants, the Company allocated approximately $2,242,000 to additional paid in capital which represents the fair value of the new warrants, and the increase in value of the then outstanding warrants related to the Series B and C Preferred Stock. This amount was reflected as a dividend.

       As of December 29, 2001, and December 30, 2000 there were 362,996 shares of Series D preferred stock and attached warrants to purchase 1,814,979 shares of common stock at an exercise price of $1.37 per share outstanding.

  Series E preferred stock:

     On August 11, 2000, the Company completed a private placement of Series E convertible preferred stock, raising proceeds of $2,000,000. The financing was comprised of 533,333 shares of Series E preferred stock convertible into an aggregate of 5,333,333 shares of common stock. The Series E preferred stock is convertible at any time into a number of shares of common stock equal to the quotient derived by dividing (1) $3.75 by (2) the conversion price in effect at the time of the conversion. The initial conversion price is $0.375 per share, reflecting an initial conversion ratio of 10:1. With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock at price below the conversion price. The Series E preferred stock will automatically convert into common stock at the conversion price then in effect in the event the average closing bid price of the common stock equals or exceeds $10.00 per share for 20 consecutive trading days within a period of 30 consecutive trading days. The Series E preferred stock will be treated as prior to the Company's common stock, and pari passu with the Company's Series A, B, C, D and F preferred stock in the event of a liquidation of the Company. Holders of Series E preferred stock vote on an as-if-converted basis on all matters submitted to a vote of the Company's shareholders.

     The Series E investment price of $0.375 was lower than the conversion price for the Series B, C and D preferred stock, therefore triggering the anti-dilution provision in the Series B, C and D preferred stock. The effect of this anti-dilution provision was (1) an adjustment to the conversion price of the Series B, C and D preferred stock to $1.47 (2) the issuance of 373,125 additional shares of Series B preferred stock, 35,706 additional shares of Series C preferred stock and 89,265 additional shares of Series D preferred stock (3) an adjustment to the exercise price of the redeemable common stock purchase warrants attached to the Series B and C preferred stock to $1.35 (4) the issuance of 2,539,092 additional redeemable common stock purchase warrants with an exercise price of $1.35 to the holders of the warrants issued in the Series B and C financings, (5) an adjustment to the exercise price of the redeemable common stock purchase warrants attached to the Series D preferred stock to $1.47 (6) the issuance of 446,327 additional redeemable common stock purchase warrants with an exercise price of $1.47 to the holders of the warrants issued in the Series D financings.

     Upon issuance of the additional warrants and adjustment to the exercise price of the warrants, the Company allocated $1,691,527 to additional paid-in capital, which represents the fair value of the new warrants, and the increase in value of the then outstanding warrants related to the Series B, C and D preferred stock. This amount has been reflected as a dividend in the accompanying consolidated financial statements.

     As of December 29, 2001 and December 30, 2000, there were 533,333 shares of Series E preferred stock outstanding.

  Series F preferred stock:

     On September 15, 2000, the Company completed a private placement of Series F convertible preferred stock, raising proceeds of $500,000. The financing was comprised of 114,286 shares of Series F preferred stock convertible into an aggregate of 1,142,860 shares of common stock. The Series F preferred stock is convertible at any time into a number of shares of common stock equal to the quotient derived by dividing (1) $4.375 by (2) the conversion price in effect at the time of the conversion. The initial conversion price is $0.4375 per share, reflecting an initial conversion ratio of 10:1. With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock at a price below the conversion price. The Series F preferred stock will automatically convert into common stock at the conversion price then in effect in the event the average closing bid price of the common stock equals or exceeds $10.00 per share for 20 consecutive trading days within a period of 30 consecutive trading days. The Series F preferred stock will be treated as prior to the Company's common stock, and pari passu with the Company's Series A, B, C, D and E preferred stock in the event of a liquidation of the Company. Holders of Series F preferred stock vote on an as-if-converted basis on all matters submitted to a vote of the Company's shareholders.

     The Series F preferred stock investment price of $0.4375 was lower than the conversion price for the Series B, C and D preferred stock, therefore triggering the anti-dilution provision in the Series B, C and D preferred stock. The effect of this anti-dilution provision was (1) an adjustment to the conversion price of the Series B, C and D preferred stock to $1.37 (2) the issuance of 99,189 additional shares of Series B preferred stock, 9,492 additional shares of Series C preferred stock and 23,731 additional shares of Series D preferred stock (3) an adjustment to the exercise price of the redeemable common stock purchase warrants attached to the Series B and C preferred stock to $1.27 (4) the issuance of 663,950 additional redeemable common stock purchase warrants with an exercise price of $1.27 to the holders of the warrants issued in the Series B and C financings (5) an adjustment to the exercise price of the redeemable common stock purchase warrants attached to the Series D preferred stock to $1.37
(6) the issuance of 118,652 additional redeemable common stock purchase warrants with an exercise price of $1.37 to the holders of the warrants issued in the Series D financings.

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

     As of December 29, 2001 and December 30, 2000, there were 114,286 shares of Series F preferred stock outstanding.

10.  WARRANTS

     At December 29, 2001 and December 30, 2000, there were several warrants outstanding for shares of the Company's stock. Substantially all of the warrant agreements contain certain anti-dilution provisions, which, if triggered, can result in additional shares being available to the warrant holder and/or a reduction in the exercise price for each share. Certain anti-dilution provisions were triggered in fiscal 2000, which resulted in the issuance of additional warrants. The following table summarizes the Company's outstanding warrants at December 29, 2001 and December 30, 2000:

               Warrant Shares        Exercise Price       Expiration Date
               --------------        --------------       ---------------
                     528,210             $ 3.79               4/16/09
                   8,286,002             $ 1.27               8/26/05
                     792,950             $ 1.27               9/10/05
                   1,474,780             $ 1.27               9/10/05
                   1,814,979             $ 1.37              12/20/05
                     577,500             $ 2.88              12/21/04
                   3,000,000             $ 3.75              12/31/02
                   ---------

                  16,474,421
                  ==========

11. LINE OF CREDIT:

     On August 1, 2000, the Company established a line of credit with Paragon Capital Corp (subsequently purchased by Wells Fargo Retail Finance). The agreement permits maximum borrowings equal to the lesser of $7,500,000 or the borrowing base. The line of credit is secured by the Company's inventory, and expires on July 31, 2003. As of December 29, 2001, and December 30, 2000 the Company had $3,354,977 and $2,800,790, respectively, outstanding under the line of credit. The outstanding balances under the line of credit are classified as a current liability in the accompanying consolidated balance sheets due to provisions in the agreement which require the Company to maintain an account with the lender whereby lock box receipts are applied to reduce the amount outstanding under the agreement on a daily basis. At December 29, 2001 and December 30, 2000 available borrowings under the line of credit were approximately $1,500,000 and $2,100,000, respectively.

     Interest on the line of credit for the first $5,000,000 borrowed will be payable at the greater of the bank's base rate plus 1% or 8%. Interest on the sub-line borrowing, money borrowed between $5,000,000 and $7,500,000 will be payable at the bank rate plus 2%. The agreement also provides for a commitment fee of 1% or $75,000 and an annual facility fee of 0.5% per annum of the maximum amount of the special sub-line.

     The agreement provides for certain financial covenants including inventory levels, advance rate, tangible net worth and operating performance of the internet segment. At December 29, 2001 the Company was in compliance with all the covenants related to the line of credit.

12. STOCK OPTION PLAN:

     Under the Company's 1998 Incentive and Nonqualified Stock Option Plan, as amended (the "1998 Plan") options to acquire 11,00,000 shares of common stock may be granted to officers, directors, key employees and consultants. The exercise price for qualified incentive options cannot be less than the fair market value of the stock on the grant date and the exercise price of nonqualified options can be fixed by the Board. Qualified incentive options to purchase the Company's common stock under the 1998 Plan have been granted to employees, directors and consultants of the Company at fair market value at the date of grant. Generally, the options become exercisable over periods up to four years and expire 10 years from the date of grant. On February 27, 2001, the Company increased the number of shares available under the 1998 Plan to 11,000,000.

     A summary of the Company's stock options outstanding as of December 29, 2001 and December 30, 2000 and activity during the years then ended are as follows:


                                                                      Weighted Ave.
                                                     Shares           Exercise Price         Price Range
                                                     ------           --------------         -----------

Outstanding - December 31, 1999                       3,345,030           $2.99            $1.00 - $5.38
  Granted                                             2,686,215           $1.15            $0.13 - $4.25
  Expired/Forfeited                                 (1,050,068)           $2.96            $0.31 - $5.00
  Exercised                                           (335,000)           $2.14            $1.06 - $2.50
                                                      ---------           -----

Outstanding - December 30, 2000                       4,646,177           $1.99            $0.31 - $5.38
  Granted                                             4,063,957           $0.25            $0.10 - $0.36
  Expired/Forfeited                                 (1,199,810)           $1.84            $0.10 - $5.25
                                                    -----------           -----

Outstanding - December 29, 2001                       7,510,324           $1.07            $0.10 - $5.38
                                                      =========           =====

Exercisable - December 29, 2001                       3,528,516           $1.67            $0.13 - $5.38
                                                      =========           =====


     The following table summarizes information for options outstanding and exercisable at December 29, 2001:

                                 Options Outstanding                        Options Exercisable
                                 -------------------                        -------------------
                                          Ave.        Wtd. Ave.                           Wtd. Ave.
                                          ----        ---------                           ---------
                                       remaining      exercise                             exercise
                                       ---------      --------                             --------
    Price range           Shares          life          price             Shares            price
    -----------           ------          ----          -----             ------            -----

    $0.10-$0.20           278,350         9.2          $0.18                34,213          $0.13
    $0.21-$0.30         3,774,077         9.4          $0.25             1,048,901          $0.25
    $0.31-$0.45           209,700         8.8          $0.33               136,452          $0.32
    $0.46-$0.68           127,940         8.6          $0.50                42,647          $0.50
    $0.69-$0.99         1,006,527         8.4          $0.69               398,417          $0.69
    $1.00-$1.53           125,000         4.4          $1.09               125,000          $1.09
    $1.54-$2.30           659,730         7.0          $1.99               659,730          $1.99
    $2.31-$3.45           305,000         5.5          $2.85               305,000          $2.85
    $3.46-$5.38         1,024,000         5.3          $3.81               778,156          $3.81
                        ---------                      -----            ----------          -----

  Total                 7,510,324                      $1.07             3,528,516          $1.67
                        ==========                     =====            ==========          =====

     The effect of applying SFAS 123 on the years ended December 29, 2001 and December 30, 2000 pro forma net loss as stated below is not necessarily representative of the effects on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock option grants in future years. The weighted average fair value of the options granted during the year ended December 30, 2000 have been estimated at $0.95 per share on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 115%, a risk-free interest rate of 5.44% to 6.75%, and an expected life of five years from date of the grant. The weighted average fair value of the options granted during the year ended December 29, 2001 have been estimated at $0.16 per share on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 125%, a risk-free interest rate of 4.85% to 5.83%, and an expected life of five years from date of the grant. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS 123, the Company's net loss and net loss per share would have been the following pro forma amounts:

                                              2001                2000
                                              ----                ----
 Net loss
    Reported                             $ (2,436,306)       $ (20,933,111)
                                         =============       ==============

    Pro forma                            $ (3,582,959)       $ (22,818,910)
                                         =============       ==============

 Net loss per share
    Reported                                 $  (0.18)            $  (2.05)
                                             =========            =========

    Pro forma                                $  (0.27)            $  (2.21)
                                             =========            =========

13. STOCKHOLDER RIGHTS PLAN:

     On November 9, 2001, the Company announced that its Board of Directors adopted a Stockholder Rights Plan (the "Plan"). Under the Plan each stockholder of record at the close of business on November 9, 2001 will receive a dividend of one right for each outstanding share of the Company's common stock, par value $0.001 per share, and each share of the Company's outstanding preferred stock, par value $0.001 per share, on an as converted basis. The rights will become exercisable only in the event, with certain exceptions, an acquiring party accumulates 10 percent or more of the Company's voting stock or if a party announces an offer to acquire 15 percent or more of the Company's voting stock. The rights will expire on November 9, 2011. When exercisable each right entitles the holder to purchase from the Company, one one-hundredth of a share of a new series of Series G Junior Preferred Stock at an initial purchase price of $2.00. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either iParty Corp. stock or shares in an "acquiring entity" at half of market value. The Company generally will be entitled to redeem the rights at $0.001 per right at any time until the date on which a 10 percent position in its voting stock is acquired by any person or group. Until a right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including, without limitation, the right to vote or receive dividends.


14. PROFIT SHARING 401(k) PLAN:

     During 2000, the Company adopted the iParty 401(k) Plan, which is a qualified profit sharing plan covering substantially all of its employees. Contributions to this plan are at the discretion of the Board of Directors. The Company's expense, including matching contributions and any discretionary amounts for the years ended December 29, 2001 and December 30, 2000 was $43,893 and $13,967, respectively.