Form 10QSB
period 2002-03-30
IPARTY CORP
filed 2002-05-08
CIK 1078383

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 30, 2002
                                 --------------

                                       OR

          /_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______________________ to ____________________

                           Commission File No. 000-25507
                                               ---------

                                  iPARTY CORP.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       76-0547750
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation of organization)

  1457 VFW Parkway, West Roxbury, MA                        02132
----------------------------------------       ---------------------------------
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

                                  Yes [X]    No [_]

                  Transitional small business disclosure format

                                  Yes [_]    No [X]


          On May 7, 2002, there were 15,852,120 shares of the Registrant's common stock, $.001 par value, issued and outstanding.


--------------------------------------------------------------------------------
                                                                          Page 1
                                  iPARTY CORP.

                         Quarterly Report on Form 10-QSB

                                Table of Contents

                                                                            PAGE

PART I   FINANCIAL INFORMATION

Item 1.           Financial Statements                                      3

                  Notes to Consolidated Financial Statements                6

Item 2.           Management's Discussion and Analysis                      9


PART II  OTHER INFORMATION


SIGNATURES



























--------------------------------------------------------------------------------
                                  iPARTY CORP.
                           CONSOLIDATED BALANCE SHEETS


                                                                                            MARCH 30, 2002      DECEMBER 29, 2001
                                                                                            --------------      -----------------
                                                                                              (UNAUDITED)
                                         ASSETS

Current assets:
     Cash and cash equivalents                                                                $  1,493,922        $  2,399,084
     Cash, restricted                                                                              652,841             667,957
     Accounts receivable                                                                           389,953             541,703
     Inventory,net                                                                               9,109,136           9,282,852
     Prepaid expenses and other current assets                                                     450,432             337,997
                                                                                              ------------        ------------
          Total current assets                                                                  12,096,284          13,229,593

     Property and equipment, net                                                                 1,051,331             979,042
     Other assets                                                                                  339,536             324,583
                                                                                              ------------        ------------

Total assets                                                                                  $ 13,487,151        $ 14,533,218
                                                                                              ============        ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                         $  3,425,328        $  2,636,160
     Accrued expenses                                                                            1,358,914           2,122,748
     Current portion of capital lease obligations                                                  259,838             274,012
     Line of credit                                                                              3,242,835           3,354,977
                                                                                              ------------        ------------
          Total current liabilities                                                              8,286,915           8,387,897

Long-term liabilities:
     Capital lease obligations, net of current portion                                             218,221             260,338
     Other long term liabilities                                                                   611,694             576,414
                                                                                              ------------        ------------
         Total long term liabilities                                                               829,915             836,752

Total liabilities                                                                                9,116,830           9,224,649

Commitments and contingencies (Note 6)

Stockholders' equity:
     Preferred stock - $.001 par value; 10,000,000 shares authorized;
       Series A preferred stock - 1,000,000 shares authorized,
         issued and outstanding                                                                      1,000               1,000
       Series B preferred stock - 1,413,352 shares authorized;
         1,052,094 and 1,118,559 shares issued and outstanding                                       1,053               1,119
       Series C preferred stock - 145,198 shares authorized,
         issued and outstanding                                                                        145                 145
       Series D preferred stock - 362,996 shares authorized,
         issued and outstanding                                                                        363                 363
       Series E preferred stock - 533,333 shares authorized,
         issued and outstanding                                                                        533                 533
       Series F preferred stock - 114,286 shares authorized,
         issued and outstanding                                                                        114                 114
     Common stock - $.001 par value; 150,000,000 shares authorized;
         15,796,700 and 15,122,675 shares issued and outstanding                                    15,797              15,123
     Additional paid in capital                                                                 64,488,789          64,484,707
     Accumulated deficit                                                                       (60,137,473)        (59,194,535)
                                                                                              ------------        ------------

          Total stockholders' equity                                                             4,370,321           5,308,569
                                                                                              ------------        ------------

Total liabilities and stockholders' equity                                                    $ 13,487,151        $ 14,533,218
                                                                                              ============        ============



                 The accompanying Notes are an integral part of
                    these Consolidated Financial Statements.



--------------------------------------------------------------------------------
                                  iPARTY CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                             FOR THE THREE MONTHS ENDED
                                                                                         MARCH 30, 2002        MARCH 31, 2001
                                                                                         --------------        --------------
Revenues                                                                                  $ 10,586,041          $  8,948,302

Operating costs:
     Cost of products sold                                                                   6,646,619             5,737,861
     Marketing and sales                                                                     3,401,008             3,254,425
     Product and technology development                                                        453,281               527,440
     General and administrative                                                                896,561               945,857
     Non-cash compensation expense                                                                --                  85,490
                                                                                          ------------          ------------

Operating loss                                                                                (811,428)           (1,602,771)

    Interest income                                                                              4,705                53,069

    Interest expense                                                                          (136,215)             (133,547)
                                                                                          ------------          ------------

Net loss                                                                                  $   (942,938)         $ (1,683,249)
                                                                                          ============          ============

Loss per share:
     Basic and diluted (Note 5)                                                           $      (0.06)         $      (0.13)
                                                                                          ============          ============

Weighted average shares outstanding:
     Basic and diluted                                                                      15,584,885            12,708,428
                                                                                          ============          ============












                 The accompanying Notes are an integral part of
                    these Consolidated Financial Statements.



--------------------------------------------------------------------------------
                                  iPARTY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                            FOR THE THREE MONTHS ENDED
                                                                                         MARCH 30, 2002       MARCH 31, 2001
                                                                                         --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                                              $  (942,938)         $(1,683,249)

    Adjustments to reconcile net loss
      to net cash used in operating activities:
       Depreciation and amortization                                                          134,866              132,825
       Non-cash compensation expense                                                             --                 85,490
       Decrease (increase) in:
          Accounts receivable                                                                 263,092              151,750
          Inventory
                                                                                              173,716           (1,413,646)
          Prepaid expenses and other current assets                                          (470,182)            (112,435)
          Other assets                                                                        397,620              (14,953)
       Increase (decrease) in:
          Accounts payable                                                                  1,294,472              789,167
          Accrued severance and restructuring expenses                                           --               (404,816)
          Accrued expenses                                                                   (475,297)            (763,819)
          Other long term liabilities                                                          35,280               26,406
                                                                                          -----------          -----------
        Net cash used in operating activities                                                (551,407)          (2,245,244)
                                                                                          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property and equipment                                                       (197,172)             (10,285)
    Decrease in restricted cash                                                                15,116              470,991
                                                                                          -----------          -----------

       Net cash (used  in) provided by investing activities                                  (182,056)             460,166
                                                                                          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Net (repayments) borrowings under line of credit agreement                               (112,142)             325,919
    Principal payments on capital lease obligations                                           (64,233)             (77,396)
    Proceeds from exercise of stock options                                                     4,676                 --
                                                                                          -----------          -----------
       Net cash (used in) provided by financing activities                                   (171,699)             248,523
                                                                                          -----------          -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    (905,162)          (1,536,555)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              2,399,084            5,002,254
                                                                                          -----------          -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $ 1,493,922          $ 3,465,699
                                                                                          ===========          ===========

Cash paid for:
    Interest expense                                                                      $   101,607          $   133,547
                                                                                          ===========          ===========
Supplemental disclosure of non-cash financing activities:

    Conversion of Series B preferred stock to common stock                                $       693          $       791
                                                                                          ===========          ===========

    Acquisition of assets under capital lease                                             $     7,942          $      --
                                                                                          ===========          ===========







                 The accompanying Notes are an integral part of
                    these Consolidated Financial Statements.



--------------------------------------------------------------------------------
                                  iPARTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 30, 2002
                                   (Unaudited)

1.   THE COMPANY:

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

2.   UNAUDITED INTERIM FINANCIAL INFORMATION:

     The interim consolidated financial statements as of March 30, 2002 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at December 29, 2001 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended March 30, 2002 may not be indicative of the results for the year ending December 28, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-KSB for the year ended December 29, 2001.

3.   LINE OF CREDIT:

     The Company has a line of credit with a bank, which permits maximum borrowings equal to the lesser of $7,500,000 or the borrowing base, as defined. The line of credit is secured by the Company's inventory, and expires on July 31, 2003. As of March 30, 2002, and December 29, 2001 the Company had $3,242,835 and $3,354,977, respectively, outstanding under the line of credit. The outstanding balances under the line of credit are classified as a current liability in the accompanying consolidated balance sheets due to provisions in the agreement which require the Company to maintain an account with the lender whereby lock box receipts are applied to reduce the amount outstanding under the agreement on a daily basis. At March 30, 2002 available borrowings under the line of credit were approximately $2,600,000.

     Interest on the line of credit for the first $5,000,000 borrowed is payable at the greater of the bank's base rate plus 1%, or 8%. Interest on the sub-line borrowing, money borrowed between $5,000,000 and $7,500,000, is payable at the bank base rate plus 2%. The agreement also provides for a commitment fee of 1% or $75,000 and an annual facility fee of 0.5% per annum of the maximum amount of the special sub-line.

     The agreement provides for certain financial covenants, including inventory levels, advance rate, tangible net worth and operating performance of the Internet segment. At March 30, 2002 the Company was in compliance with all financial covenants.




--------------------------------------------------------------------------------

4.   SEGMENT REPORTING:

     SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" establishes standards for the way business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders.

     Operating segments represent components of the Company's business that are evaluated regularly by management in assessing the performance and resource allocation. The Company has determined that its reportable segments consist of retail operations and Internet operations.

     The Retail Operations include the sales and related expenses from 34 retail stores primarily located throughout New England with the highest concentration of 19 stores in Massachusetts. Of the others, five are located in Connecticut, three in Rhode Island, three in New Hampshire, one in Maine and three in Florida.

     The Internet operations include the sales and related expenses from the Internet.

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

     The Company's financial data for segment reporting for the three months ended March 30, 2002 and March 31, 2001 are as follows:



                                                  2002                                                   2001
                                                  ----                                                   ----
                                INTERNET         RETAIL             TOTAL           INTERNET            RETAIL            TOTAL
                             ------------      ------------      ------------      ------------      ------------      ------------

Net revenue                  $    162,300      $ 10,423,741      $ 10,586,041      $    246,802      $  8,701,500      $  8,948,302
                             ============      ============      ============      ============      ============      ============

Operating loss               $   (172,144)     $   (639,284)     $   (811,428)     $   (415,639)     $ (1,187,132)     $ (1,602,771)
                             ============      ============      ============      ============      ============      ============

Net loss                     $   (171,778)     $   (771,160)     $   (942,938)     $   (370,422)     $ (1,312,827)     $ (1,683,249)
                             ============      ============      ============      ============      ============      ============

Total assets                 $    459,146      $ 13,028,005      $ 13,487,151      $  3,621,422      $ 11,813,162      $ 15,434,584
                             ============      ============      ============      ============      ============      ============

Deprec/amort                 $     54,109      $     78,716      $    132,825      $    120,598      $     14,268      $    134,866
                             ============      ============      ============      ============      ============      ============

Capital exp                  $          0      $    205,114      $    205,114      $      2,025      $      8,800      $     10,825
                             ============      ============      ============      ============      ============      ============


5.   EARNINGS PER SHARE:

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


--------------------------------------------------------------------------------

     The following table sets forth the computation of pro-forma basic and diluted earnings per share:

                                               THREE MONTHS ENDED          THREE MONTHS ENDED
                                                 MARCH 30, 2002              MARCH 31, 2001
                                                 --------------              --------------

Net income (loss) available to common
shareholders                                      $ (942,398)                 $ (1,683,249)
                                                  ==========                  ============

Income (loss) per share:
 Basic and diluted                                $    (0.06)                 $      (0.13)
                                                  ==========                  ============

Weighted average shares:
 Basic and diluted                                15,584,885                    12,708,428
                                                  ==========                  ============



     As of March 30, 2002 and March 31, 2001, 47,362,266 and 50,062,776
potential additional common shares were outstanding, respectively, but not included in the above calculation as their effect would have been anti-dilutive.

6.   COMMITMENTS AND CONTINGENCIES:

     Pursuant to an Asset Purchase Agreement dated August 2, 2000, as amended, the Company purchased from The Big Party, Debtor and Debtor-in-Possession, 33 retail locations and the assets located therein, including inventory. The Company and The Big Party were in disagreement concerning the value and amount due on account of the inventory. In addition, the parties set up a $100,000 escrow of funds paid under the agreement as security for rental payments and other adjustments due, and the parties were in discussions concerning the portion thereof, which belongs to the Company. The Big Party filed a complaint in the U.S. Bankruptcy Court for the District of Delaware in January 2001 seeking payment of $625,568 on account of the inventory. Both parties agreed to a settlement amount of $357,500 in October 2001. The U.S. Bankruptcy Court for the District of Delaware approved the settlement in November 2001. The settlement amount, which was adequately reserved for, was paid in January 2002.


7.   RECENTLY ISSUED ACCOUNTING STANDARDS:

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method. It also specifies the types of acquired intangible assets required to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 was effective for the Company on January 1, 2002. The adoption of SFAS Nos. 141 and 142 did not have a material impact on the Company's financial position or results of operations, because it currently has no goodwill or other intangible assets recorded.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 modifies the rules for accounting for the impairment of long-lived assets. The new rules were effective for the Company January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.


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

Results of Operations:

Three months ended March 31, 2001 compared to three months ended March 30, 2002

     Revenue includes the selling price of party goods sold, net of returns and discounts, as well as outbound shipping and handling charges. Revenue is recognized at the time of sale for retail sales and at the time products are shipped to customers for Internet sales. Consolidated revenue for the three months ended March 30, 2002 and March 31, 2001 was $10,586,041 and $8,948,302
respectively. For the three months ended March 30, 2002 revenue from retail stores totaled $10,423,741 and revenue from the Internet totaled $162,300. For the three months ended March 31, 2001 revenue from the retail stores totaled $8,701,500 and revenue from the Internet totaled $246,802. The increase in revenues for the retail stores is attributable to comparable store sales growth and the addition of one new store in March of 2002. The decrease in revenue for the Internet is attributable to the reduction of promotional programs in 2002.

     Cost of products sold consists of the cost of merchandise sold to customers, store rent, warehousing costs, and outbound shipping and handling costs charged to the Company by its Internet fulfillment partner, Taymark. Consolidated cost of products sold for the three months ended March 30, 2002 and March 31, 2001 was $6,646,619 or 62.8% of revenue and $5,737,861 or 64.0% of revenue, respectively. For the three months ended March 30, 2002 cost of products sold from the retail stores totaled $6,517,318 or 62.5% of revenue and cost of products sold from the Internet totaled $129,301 or 79.7% of revenue. For the three months ended March 31, 2001 cost of products sold from the retail stores totaled $5,528,997 or 64.0% of revenue and cost of products sold from the Internet totaled $208,864 or 85.0% of revenue. The decrease in cost of products sold percentage is primarily attributable to increases in revenue which offset store rent.

     Marketing and sales expenses consist primarily of advertising, public relations and promotional expenditures, and all related payroll and related expenses for personnel engaged in marketing and selling activities, including store payroll. Consolidated marketing and sales expenses for the three months ended March 30, 2002 and March 31, 2001 were $3,401,008 and $3,254,425, respectively. For the three months ended March 30, 2002, marketing and sales expenses for retail stores totaled $3,384,863 and marketing and sales expenses for the Internet totaled $16,145. For the three months ended March 31, 2001 marketing and sales expenses for retail stores totaled $3,220,440 and marketing and sales expenses for the Internet totaled $33,985. The increase in marketing and sales expenses is primarily attributable to normal increases in retail store payroll.


--------------------------------------------------------------------------------

     Product and technology development expenses consist principally of payroll and related expenses for product development, editorial, systems and operations personnel and consultants, and systems infrastructure related to the Company's Internet site. Product and technology development expenses for the three months ended March 30, 2002 and March 31, 2001 were $453,281 and $527,440, respectively.

     General and administrative ("G&A") expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. Consolidated G&A expenses for the three months ended March 30, 2002 and March 31, 2001 were $896,561 and $945,857, respectively.

     The non-cash compensation expense consists of the amortization of stock options granted to consultants related to the Internet operation. Non-cash compensation expense for the three months ended March 30, 2002 and March 31, 2001 was $0 and $85,490, respectively. These consulting agreements were terminated on December 28, 2001.

     Interest income on cash and cash equivalents for the three months ended March 30, 2002 and March 31, 2001, was $4,705 and $53,069, respectively. The decrease in income is due to higher cash and investment balance in 2001.

     Interest expense for the three months ended March 30, 2002 and March 31, 2001, was $136,215 and $133,547, respectively.

Liquidity and Capital Resources:

     The Company used cash in operating activities for the three months ended March 30, 2002 and March 31, 2001 totaling $551,407 and $2,245,244, respectively. In addition, the Company invested cash in property and equipment, primarily related to new store development expenditures for the three months ended March 30, 2002 and March 31, 2001 totaling $197,192 and $10,825 respectively. For the three months ended March 30, 2002 the Company reduced borrowings under its line of credit by $112,142.

     To date, the Company raised an aggregate of $30.9 million in equity financing.

     The Company has a line of credit with a bank which permits maximum borrowings equal to the lesser of $7,500,000 or the borrowing base. The line of credit is secured by the Company's inventory, and expires on July 31, 2003. As of March 30, 2002 the Company had $3,242,835 outstanding under the line of credit. At March 30, 2002 available borrowings under the line of credit were approximately $2,600,000.

     Interest on the line of credit for the first $5,000,000 borrowed is payable at the greater of the bank's base rate plus 1%, or 8%. Interest on the sub-line borrowing, money borrowed between $5,000,000 and $7,500,000, is payable at the bank base rate plus 2%. The agreement also provides for a commitment fee of 1% or $75,000 and an annual facility fee of 0.5% per annum of the maximum amount of the special sub-line.

     The agreement provides for certain financial covenants related to the line of credit, including inventory levels, advance rate, tangible net worth and operating performance of the Internet segment. At March 30, 2002 the Company was in compliance with all financial covenants.

     The Company believes, based on currently proposed plans and assumptions relating to its operations, that the net proceeds from the financings together with anticipated revenues from operations and the line of credit, will be sufficient to fund its operations and working capital requirements for at least twelve months. In the event that the Company's plans or assumptions change or prove inaccurate (due to unanticipated expenses, increased competition, unfavorable economic conditions, or other unforeseen circumstances) the Company could be required to seek additional financing sooner than currently expected. There can be no assurance that such additional funding will be available, or if available, that the terms of such additional financing will be acceptable.

Critical Accounting Policies:

     We considered the disclosure requirements of FR-60 regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading and related party/ certain other disclosures, and concluded nothing materially changed during the quarter that would warrant further disclosure under these releases.

--------------------------------------------------------------------------------

Safe Harbor Statement:

     Certain statements in this Form 10-QSB, including information set forth under Item 2 "Management's Discussion and Analysis" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The words "anticipates," "believes," "estimates," "expects," "plans," "intends" and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. We desire to avail ourselves of certain "safe harbor" provisions of the Act and are therefore including this special note to enable us to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements. Such future results are based upon our best estimates based upon current conditions and the most recent results of operations. Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including, but not limited to, the following: the success or failure of our efforts to implement our business strategy; our inability to obtain additional financing, if required; third-party suppliers' failure to fulfill their obligations to us; intense competition; the failure of our systems or those of our third-party suppliers; and government regulation of the Internet.

PART II OTHER INFORMATION

Not Applicable







--------------------------------------------------------------------------------

SIGNATURES

         In accordance with requirements of the Securities Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         iPARTY CORP.

Dated:    May 8, 2002                      By:   /s/ Sal Perisano
                                               ------------------------------
                                                  Sal Perisano
                                                  Chief Executive Officer

                                           By:   /s/ Patrick Farrell
                                               ------------------------------
                                                  Patrick Farrell
                                                  President & Chief Financial
                                                  Officer















--------------------------------------------------------------------------------
                                                                         Page 12