Form 10QSB
period 2002-06-29
IPARTY CORP
filed 2002-08-13
CIK 1078383

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                        -

                  For the quarterly period ended June 29, 2002
                                 --------------

                                       OR

          /__/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______________________ to ____________________

                           Commission File No. 0-25507
                                               -------

                                  iPARTY CORP.
                                  ------------
             (Exact name of registrant as specified in its charter)

              Delaware                                    76-0547750
              --------                                    ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation of organization)

    1457 VFW Parkway West Roxbury, MA                        02132
----------------------------------------                   ---------
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

                                    Yes    No  X


          On August 12, 2002 there were 16,170,400 shares of the Registrant's common stock, $.001 par value, issued and outstanding.


--------------------------------------------------------------------------------
                                                                          Page 1
                                  iPARTY CORP.

                         Quarterly Report on Form 10-QSB

                                Table of Contents

                                                                           PAGE

PART I   FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements (Unaudited)                  3

              Notes to Consolidated Financial Statements (Unaudited)         6

Item 2.       Management's Discussion and Analysis                          10



PART II  OTHER INFORMATION

Item 1.        Legal Proceedings                                            15

Item 4.        Submission of Matters to a Vote of Security Holders          15

Item 6.        Exhibits and Reports on Form 8-K                             15

SIGNATURES                                                                  16

--------------------------------------------------------------------------------

                                  IPARTY CORP.
                           CONSOLIDATED BALANCE SHEETS



                                                                           JUNE 29,         DECEMBER 29,
                               ASSETS                                        2002               2001
                                                                          -----------       ------------
                                                                          (UNAUDITED)
Current assets:
   Cash and cash equivalents                                              $ 2,314,254       $  2,399,084
   Cash, restricted                                                           418,767            667,957
   Accounts receivable                                                        465,566            541,703
   Inventory                                                                9,184,038          9,282,852
   Prepaid expenses and other assets                                          621,066            337,997
                                                                          -----------       ------------
       Total current assets                                                13,003,691         13,229,593

   Property and equipment, net                                              1,015,341            979,042
   Other assets                                                               330,238            324,583
                                                                          -----------       ------------

Total assets                                                              $14,349,270       $ 14,533,218
                                                                          ===========       ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                        $  3,278,524      $  2,636,160
  Accrued expenses                                                           1,521,636         2,122,748
  Current portions of capital lease obligations                                245,080           274,012
  Line of credit                                                             3,854,040         3,354,977
                                                                          ------------      ------------
       Total current liabilities                                             8,899,280         8,387,897

Long-term liabilities
  Capital lease obligations, net of current portions                           167,009            260,338
  Other  liabilities                                                           640,724            576,414
                                                                          ------------      -------------
       Total long term liabilities                                             807,733            836,752

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.001 par value; 10,000,000 shares authorized;
     Series A preferred stock - 1,000,000 shares authorized,
        issued and outstanding                                                   1,000              1,000
     Series B preferred stock - 1,413,352 shares authorized;
       1,029,700 and 1,118,559 shares issued and outstanding                     1,030              1,119
     Series C preferred stock - 145,198 shares authorized,
       issued and outstanding                                                      145                145
     Series D preferred stock - 362,996 shares authorized,
       issued and outstanding                                                      363                363
     Series E preferred stock - 533,333 shares authorized,
       issued and outstanding                                                      533                533
     Series F preferred stock - 114,286 shares authorized,
       issued and outstanding                                                      114                114
  Common stock - $.001 par value; 150,000,000 shares authorized;
       16,020,640 and 15,122,675 shares issued and outstanding                  16,021             15,123
  Additional paid in capital                                                64,488,586         64,484,707
  Accumulated deficit                                                      (59,865,535)       (59,194,535)
                                                                          ------------      -------------
       Total stockholders' equity                                            4,642,257          5,308,569
                                                                          ------------      -------------

Total liabilities and stockholders' equity                                $ 14,349,270      $  14,533,218
                                                                          ============      =============


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

--------------------------------------------------------------------------------

                                  IPARTY CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                             FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                            -----------------------------     ------------------------------
                                            JUNE 29, 2002   JUNE 30, 2001     JUNE 29, 2002    JUNE 30, 2001
                                             (UNAUDITED)     (UNAUDITED)       (UNAUDITED)      (UNAUDITED)
                                            -------------   -------------     -------------    -------------
Revenues                                     $ 13,084,475   $ 12,250,177       $ 23,670,516     $ 21,198,479
                                             ------------   ------------       ------------     ------------
 Operating costs:
           Cost of products sold                7,674,326      7,192,259         14,320,945       12,930,120
           Marketing and sales                  3,759,517      3,652,970          7,160,525        6,907,395
           Product and technology                 463,235        565,032            916,516        1,092,472
          development
           General and administrative             838,461        905,678          1,735,022        1,851,535
           Restructuring income                        --       (122,534)                --         (122,534)
           Non-cash compensation expense               --        114,138                 --          199,628
                                             ------------   ------------       ------------     ------------
                                                       --
 Operating income (loss)                          348,936        (57,366)          (462,492)      (1,660,137)

          Interest income                           1,948         33,980              6,653           87,049
          Interest expense                        (78,946)      (146,357)          (215,161)        (279,904)
                                             ------------    -----------       ------------     ------------

   Net Income (loss)                         $    271,938    $  (169,743)      $   (671,000)    $ (1,852,992)
                                             ============    ===========       ============     ============

   Basic earnings (loss) per share           $       0.02     $    (0.01)      $      (0.04)    $      (0.14)
                                             ============     ===========      ============     ============
    Weighted average shares
     outstanding-basic                         15,872,019      13,036,082        15,722,147       12,873,160
                                             ============     ===========      ============     ============
   Diluted earnings (loss) per
   share                                     $       0.01     $     (0.01)     $      (0.04)    $      (0.14)
                                             ============     ============     ============     ============
   Weighted average shares
    outstanding-diluted                        39,851,907       13,036,082       15,722,147       12,873,160
                                             ============     ============     ============      ===========


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

--------------------------------------------------------------------------------
                                                                         Page 4

                                  IPARTY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          FOR THE SIX MONTHS ENDED
                                                                        ----------------------------------
                                                                        JUNE 29, 2002        JUNE 30, 2001
                                                                        -------------        -------------
                                                                         (UNAUDITED)          (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                           $  (671,000)         $  (1,852,992)

     Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                                       273,959                283,324
                                                                                 --                199,628
        Non-cash compensation expense                                        64,309                106,412
        Deferred rent
        Changes in operating assets and liabilities:
            Accounts receivable                                              76,137                425,934
            Inventory                                                        98,814             (1,160,189)
            Prepaid expenses and other assets                              (288,724)              (295,254)
            Accounts payable                                                642,364                908,337
            Accrued severance and restructuring expenses                         --               (675,309)
            Accrued expenses and other liabilities                         (601,111)              (477,261)
                                                                        -----------          -------------
        Net cash used in operating activities                              (405,252)            (2,537,370)


CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property and equipment                                    (302,316)              (126,346)
     Decrease in restricted cash                                            249,190                479,436
                                                                        -----------          -------------
        Net cash provided by (used in) investing activities                 (53,126)               353,090
                                                                        -----------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net borrowings from line of credit                                     499,063                658,897
     Payments on capital lease obligations                                 (130,203)              (122,690)
     Proceeds from exercise of stock options                                  4,688                     --
                                                                        -----------          -------------
        Net cash provided by financing activities                           373,548                536,207
                                                                        -----------          -------------
Net decrease in cash and cash equivalents                                   (84,830)            (1,648,073)

Cash and cash equivalents, beginning of period                            2,399,084              5,002,254
                                                                        -----------           ------------

Cash and cash equivalents, end of period                                $ 2,314,254           $  3,354,181
                                                                        ===========           ============
Cash paid for:
     Interest expense                                                   $   215,160           $    279,904
                                                                        ===========           ============
Supplemental disclosure of non-cash financing activities:
     Conversion of Series B preferred stock to common stock                      89                  1,215
                                                                        ===========           ============
     Acquisition of property and equipment under capital
      leases                                                            $     7,942           $    184,840
                                                                        ===========           ============


              The accompanying Notes are an integral part of these
                        Consolidated Financial Statements


--------------------------------------------------------------------------------
                                  iPARTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 29, 2002
                                  (Unaudited)


1. THE COMPANY

       The Company's efforts are devoted to the sale of party goods and services through retail stores and the Internet. The Company's retail stores are located throughout New England with three stores located in Florida. The Company was originally launched as an Internet-based merchant of party goods and services. On August 3, 2000, iParty Retail Stores Corp. ("iParty Retail") was incorporated as a wholly owned subsidiary of iParty Corp. to operate a chain of retail stores selling party goods. On August 15, 2000, iParty Retail acquired certain assets from The Big Party Corporation ("The Big Party"). iParty Retail acquired inventory, fixed assets and assumed the leases of 33 retail stores from The Big Party in consideration of cash and assumption of certain liabilities. The Big Party filed for bankruptcy protection during the second quarter of 2000 and the acquisition was approved by the United States Bankruptcy Court, District of Delaware.


2. UNAUDITED INTERIM FINANCIAL INFORMATION:

       The interim consolidated financial statements as of June 29, 2002 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at December 29, 2001 has been derived from the audited consolidated financial statements at that date. Operating results for the three and six months ended June 29, 2002 may not be indicative of the results for the year ending December 28, 2002.

       The Company's operations, in common with other retailers, are subject to seasonal influences. Historically, the Company has realized more of its revenue and net earnings in the fourth fiscal quarter, which includes the Halloween season, than in any other fiscal quarter. The net earnings of any interim quarter are seasonally disproportionate to net sales since certain selling and administrative expenses are relatively fixed during the year. Therefore, interim results should not be relied upon as necessarily indicative of results for the entire fiscal year.

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


3. LINE OF CREDIT:

       On May 23, 2002 the Company amended its existing line of credit (the "line"). The amendment extended the term of the line through July 2004, reduced the floor interest rate from 8% to 6.5% and replaced operating financial covenants with a financial covenant requiring minimum availability. The amended line allows for borrowings equal to the lesser of $7,500,000 or the borrowing base, as defined, which is secured by the Company's inventory and other assets, and expires on July 31, 2004. As of June 29, 2002, and December 29, 2001 the Company had $3,854,040 and $3,354,977, respectively, outstanding under the line of credit. The outstanding balances under the line of credit are classified as current liabilities in the accompanying consolidated balance sheets since the Company is required to apply daily lock box receipts to reduce the amount outstanding. At June 29, 2002, the Company had approximately $1,600,000 of additional availability under the line of credit.

--------------------------------------------------------------------------------

       Interest on the amended line of credit is payable at the greater of the bank's base rate plus 1%, or 6.5%.

       The amended agreement includes a financial covenant based upon minimum availability in the amount of $300,000 at month end. At June 29, 2002, the Company was in compliance with this financial covenant.


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

       The retail operations include the sales and related expenses from 34 retail stores located throughout New England and Florida: with 19 stores in Massachusetts; five in Connecticut, three in Rhode Island, three in New Hampshire, one in Maine and three in Florida.

       The Internet operations include the sales and related expenses from the Internet website.

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

       The Company's financial data for segment reporting for the three and six months ended June 29, 2002 and June 30, 2001 are as follows:


                                     Three Months Ended                             Three Months Ended
                                        June 29, 2002                                  June 30, 2001
                         -----------------------------------------     --------------------------------------------
                          Internet        Retail         Total          Internet          Retail           Total
                         ---------     -----------    ------------     ----------      ------------    ------------
Net revenue              $ 158,745     $12,925,730    $ 13,084,475     $  242,702      $ 12,007,475    $ 12,250,177
                         =========     ===========    ============     ==========      ============    ============

Operating Income (loss)  $(148,843)    $   497,779    $    348,936     $ (251,353)     $    193,987    $    (57,366)
                         =========     ===========    ============     ==========      ============    ============

Netincome (loss)         $(148,582)    $   420,520    $    271,938       (222,982)     $     53,239    $   (169,743)
                         =========     ===========    ============     ==========      ============    ============

Total assets             $ 563,167     $13,786,103    $ 14,349,270     $3,447,335      $ 11,680,245    $ 15,127,580
                         =========     ===========    ============     ==========      ============    ============

Deprec/amort             $  47,364     $    93,771    $    141,135     $  120,598      $     27,860    $    148,458
                         =========     ===========    ============     ==========      ============    ============

Capital exp.             $      --     $   105,146    $    105,146     $       --      $    115,521    $    115,521
                         =========     ===========    ============     ==========      ============    ============


--------------------------------------------------------------------------------


                                    Six Months Ended                                 Six Months Ended
                                      June 29, 2002                                    June 30, 2001
                       -----------------------------------------     --------------------------------------------
                        Internet        Retail           Total          Internet          Retail           Total
                       ---------      -----------     -----------      ----------      -----------      ------------
Net revenue            $  321,045     $23,349,471     $23,670,516      $  489,504      $20,708,975      $ 21,198,479
                       ==========     ===========     ===========      ==========      ===========      ============


Operating Loss         $ (328,987)    $  (141,505)    $  (462,492)     $ (666,992)     $  (993,145)     $ (1,660,137)
                       ==========     ===========     ===========      ==========      ===========      ============

Net loss               $ (320,360)    $  (350,640)    $  (671,000)     $ (593,404)     $(1,259,588)     $ (1,852,992)
                       ==========     ===========     ===========      ==========      ===========      ============


Total assets           $  563,167     $13,786,103     $14,349,270      $3,447,335      $11,680,245      $ 15,127,580
                       ==========     ===========     ===========      ==========      ===========      ============

Deprec/amort           $  101,473     $   172,486     $   273,959      $  241,376      $    41,948      $    283,324
                       ==========     ===========     ===========      ==========      ===========      ============

Capital exp.           $       --     $   302,316     $   302,316      $    2,025      $   124,321      $    126,346
                       ==========     ===========     ===========      ==========      ===========      ============

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

       The following table reconciles the amount of basic weighted average shares outstanding to diluted weighted average diluted shares outstanding:


                                                   Three Months Ended                Six Months Ended
                                                 -----------------------         ------------------------
                                                  June 29,      June 30,          June 29,      June 30,
                                                 ---------     ---------         ----------    ----------
                                                     2002          2001            2002           2001
                                                 ----------    ----------        ----------    ----------

Weighted average shares:Basic                    15,872,019    13,036,082        15,722,147    12,873,160
Impact of:
   Convertible Preferred Stock                   23,003,754            --               --             --
   Stock Options-Treasury Method                    976,136            --               --             --
                                                 ----------    ----------       ----------     -----------
Weighted average shares:Diluted                  39,851,907    13,036,082       15,722,147     12,873,160
                                                 ==========    ==========       ==========     ==========


       As of June 29, 2002, 23,634,390 potential common shares were outstanding, but not included in the earnings per share calculation as their effect would have been anti-dilutive.


6. RESTRUCTURING COSTS:

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


--------------------------------------------------------------------------------

7. COMMITMENTS AND CONTINGENCIES:

       Pursuant to an Asset Purchase Agreement (the "Purchase Agreement") dated August 2, 2000, as amended, the Company purchased from The Big Party, Debtor and Debtor-in-Possession, 33 retail locations and the assets located therein, including inventory. The Company and The Big Party were in disagreement concerning the value of the inventory. In addition, the parties established a $100,000 escrow of funds paid under the agreement as security for rental payments and other adjustments due, and the parties were in discussions concerning the portion thereof which belongs to the Company. The Big Party filed a complaint in the U.S. Bankruptcy Court for the District of Delaware in January 2001 seeking payment of $625,568 on account of the inventory. Both parties agreed to a settlement amount of $357,500 in October 2001. The U.S. Bankruptcy Court for the District of Delaware approved the settlement in November 2001. The settlement amount, which was adequately reserved for, was paid in January 2002.

       In addition, the Purchase Agreement included an earnout provision whereby the Company would pay to the Big Party a contingent amount based upon the operating results of the 33 retail locations for fiscal years 2001, 2002 and 2003. The earnout provision included a minimum payment of $250,000 if the retail locations do not exceed the performance measurements as defined. The $250,000 minimum payout due March 30, 2004, is included in long-term liabilities in the Company's consolidated balance sheet. The retail locations did not meet the performance criteria as defined for fiscal year 2001 and, as a result, no additional amount was accrued.


8. RECENTLY ISSUED ACCOUNTING STANDARDS:

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


9. INVENTORIES

      Inventories consist of party supplies and are valued at the lower of cost or market. Cost is determined using average weighted cost, which approximates the FIFO (first in first out) method.


10. RECLASSIFICATIONS

      Certain amounts in the accompanying consolidated financial statements have been reclassified for the six month period ended June 30, 2001 to permit comparison with the current period presentations.


--------------------------------------------------------------------------------
                                                                          Page 9

Item 2.           Management's Discussion and Analysis

Overview:

       On August 15, 2000 iParty Retail Stores Corp. purchased assets consisting of 33 store leases, fixtures and inventory from The Big Party Corporation. This enabled the Company to set up retail operations and to become a multi-channel outlet for party supplies. The Company currently operates 34 retail stores located throughout New England and in Florida.

       The Company intends to become the premier multi-channel party supply resource with distribution on-line and in retail stores.

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

       The Company's operations, in common with other retailers, are subject to seasonal influences. Historically, the Company has realized more of its revenue and net earnings in the fourth fiscal quarter, which includes the Halloween season, than in any other fiscal quarter. The net earnings of any interim quarter are seasonally disproportionate to net sales since certain selling and administrative expenses are relatively fixed during the year. Therefore, interim results should not be relied upon as necessarily indicative of results for the entire fiscal year.

Results of Operations:

Three months ended June 29, 2002 compared to three months ended June 30, 2001

       Revenue includes the selling price of party goods sold, net of returns and discounts. Revenue is recognized at the time of sale for retail sales and at the time products are shipped to customers for Internet sales. Consolidated revenue for the three months ended June 29, 2002 and June 30, 2001 was $13,084,475 and $12,250,177 respectively. For the three months ended June 29, 2002 revenue from retail stores totaled $12,925,730 and revenue from the Internet totaled $158,745. For the three months ended June 30, 2001 revenue from the retail stores totaled $12,007,475 and revenue from the Internet totaled $242,702. The increase in revenues for the retail stores is attributable to comparable store sales growth and the addition of one new store in March of 2002. The decrease in revenue for the Internet is attributable to the reduction of promotional programs in 2002.

       Cost of products sold consists of the cost of merchandise sold to customers, store rent and outbound shipping and handling costs charged to the Company by its Internet fulfillment partner, Taymark. Consolidated cost of products sold for the three months ended June 29, 2002 and June 30, 2001 was $7,674,326 or 58.7% of revenue and $7,192,259 or 58.7% of revenue, respectively. For the three months ended June 29, 2002 cost of products sold from the retail stores totaled $7,556,039 or 58.5% of revenue and cost of products sold from the Internet totaled $118,287 or 74.5% of revenue. For the three months ended June 30, 2001 cost of products sold from the retail stores totaled $7,022,264 or 58.0% of revenue and cost of products sold from the Internet totaled $169,995 or 70.0% of revenue. The decrease in cost of products sold, as a percentage of revenue, is primarily attributable to increases in revenue offsetting fixed store rent charges.

       Marketing and sales expenses consist primarily of advertising, public relations and promotional expenditures, and all related payroll and related expenses for personnel engaged in marketing and selling activities, including store payroll. Consolidated marketing and sales expenses for the three months ended June 29, 2002 and June 30, 2001 were $3,759,517 and $3,652,970 respectively. For the three months ended June 29, 2002, marketing and sales expenses for the retail stores totaled

--------------------------------------------------------------------------------

$3,740,794 and marketing and sales expenses for the Internet totaled $18,723. For the three months ended June 30, 2001 marketing and sales expenses for the retail stores totaled $3,650,397 and marketing and sales expenses for the Internet totaled $2,573. The increase in marketing and sales expenses is primarily attributable to normal increases in retail store payroll, as well as the new store opened in March 2002.

       Product and technology development expenses consist principally of payroll and related expenses for product development, editorial, systems and operations personnel and consultants, and systems infrastructure related to the Company's Internet site. Product and technology development expenses for the three months ended June 29, 2002 and June 30, 2001 were $463,235 and $565,032 respectively.

       General and administrative ("G&A") expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. Consolidated G&A expenses for the three months ended June 29, 2002 and June 30, 2001 were $838,461 and $905,678 respectively.

       Restructuring income consists of the excess of amounts provided to close our New York office over actual expenses incurred. During the quarter ended June 30, 2001, due to the substantial completion of the actions of the 2000 restructuring plan, the Company reevaluated its 2000 restructuring accrual. As a result of this review certain costs associated with the close of the New York City headquarters were no longer required. This resulted from the elimination of certain planned actions as well as the Company successfully negotiating certain closing costs. As such, the Company recognized a restructuring credit of $122,534 in the three months ended June 30, 2001, which affected the Internet segment. This credit is reflected in "Restructuring income" in the Consolidated Statements of Operations.

       The non-cash compensation expense consists of the amortization of stock options granted to consultants related to the Internet operation. Non-cash compensation expense for the three months ended June 29, 2002 and June 30, 2001 was $0 and $114,138, respectively. These consulting agreements were terminated on December 28, 2001.

       Interest income on cash and cash equivalents for the three months ended June 29, 2002 and June 30, 2001, was $1,948 and $33,980, respectively. The decrease in income was due to lower cash and cash equivalent balances in 2002.

       Interest expense for the three months ended June 29, 2002 and June 30, 2001, was $78,946 and $146,357, respectively. The decrease in interest expense was attributable to the reduction of the line of credit interest rate under the amended loan agreement and a reduction in average borrowings outstanding during the period.

       The Company has not provided for income taxes for the three months ended June 29, 2002 based upon net operating loss carryforwards available to the Company. During the three months ended June 30, 2001 the Company did not record any income tax benefit due to the uncertainty of future taxable income.

Six months ended June 29, 2002 compared to six months ended June 30, 2001

       Consolidated revenue for the six months ended June 29, 2002 and June 30, 2001 was $23,670,516 and $21,198,479 respectively. For the six months ended June 29, 2002 revenue from retail stores totaled $23,349,471 and revenue from the Internet totaled $321,045. For the six months ended June 30, 2001 revenue from the retail stores totaled $20,708,975 and revenue from the Internet totaled $489,504. The increase in revenues for the retail stores is attributable to comparable store sales growth and the addition of one new store in March of 2002. The decrease in revenue for the Internet is attributable to the reduction of promotional programs in 2002.

       Consolidated cost of products sold for the six months ended June 29, 2002 and June 30, 2001 was $14,320,945 or 60.5% of revenue and $12,930,120 or 61% of revenue, respectively. For the six months ended June 29, 2002 cost of products sold from the retail stores totaled $14,073,357 or 60.3% of revenue and cost of products sold from the Internet totaled $247,588 or 77.1% of revenue. For the six months ended June 30, 2001 cost of products sold from the retail stores totaled $12,551,261 or 60.6% of revenue and cost of products sold from the Internet totaled $378,859 or 77.4% of

--------------------------------------------------------------------------------
revenue. The decrease in cost of products sold percentage is primarily attributable to increases in revenue offsetting fixed store rent charges.

       Consolidated marketing and sales expenses for the six months ended June 29, 2002 and June 30, 2001 were $7,160,525 and $6,907,395 respectively. For the six months ended June 29, 2002, marketing and sales expenses for the retail stores totaled $7,125,657 and marketing and sales expenses for the Internet totaled $34,868. For the six months ended June 30, 2001 marketing and sales expenses for the retail stores totaled $6,870,837 and marketing and sales expenses for the Internet totaled $36,558. The increase in marketing and sales expenses is primarily attributable to normal increases in retail store payroll, as well as the new store opened in March 2002.

       Product and technology development expenses for the six months ended June 29, 2002 and June 30, 2001 were $916,516 and $1,092,472 respectively.

       Consolidated G&A expenses for the six months ended June 29, 2002 and June 30, 2001 were $1,735,022 and $1,851,535 respectively.

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

       Non-cash compensation expense for the six months ended June 29, 2002 and June 30, 2001 was $0 and $199,628, respectively.

       Interest income on cash and cash equivalents for the six months ended June 29, 2002 and June 30, 2001, was $6,653 and $87,049, respectively. The decrease in income was due to lower cash and cash equivalent balances in 2002.

       Interest expense for the six months ended June 29, 2002 and June 30, 2001, was $215,161 and $279,904, respectively. The decrease in interest expense was attributable to the reduction of the line of credit interest rate under the amended loan agreement and a reduction in average borrowings outstanding during the period.

       The Company has not provided a benefit for income taxes for the six months ended June 29, 2002 and June 30, 2001 due to the uncertainty of future taxable income.

       As of December 29, 2001, the Company has estimated net operating loss carryforwards of approximately $27,090,000 which begin to expire through 2021 and are subject to review and possible adjustment by the Internal Revenue Service. The United States Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available to be used in any given year under certain circumstances, including significant changes in ownership interests. The Company has recorded a valuation allowance against its deferred tax assets because of the uncertainty regarding their realizability.

Liquidity and Capital Resources:

       The Company had $2,314,254 in cash and cash equivalent balances at June 29, 2002. Restricted cash balances represent funds deposited in store depository accounts which will wired directly to reduce outstanding borrowings on the line of credit. The Company used cash in operating activities for the six months ended June 29, 2002 and June 30, 2001 totaling $405,161 and $2,537,370, respectively. The decrease was due primarily to the reduced net loss and decreased inventory purchases for the six months ended June 29, 2002. In addition, the Company invested cash in property and equipment, primarily related to new store development expenditures, for the six months ended June 29, 2002 and June 30, 2001 totaling $302,316 and $126,346 respectively. For the six months ended June 29, 2002 the Company increased

--------------------------------------------------------------------------------
borrowings under its line of credit by $499,063. The Company anticipates opening one additional new store in 2002, and is actively engaged in planning for additional stores in future periods.

       On May 23, 2002 the Company amended its existing line of credit (the "line"). The amendment extended the term of the line through July 2004, reduced the floor interest rate from 8% to 6.5% and replaced operating financial covenants with a financial covenant requiring minimum availability. The amended line allows for borrowings equal to the lesser of $7,500,000 or the borrowing base, as defined, which is secured by the Company's inventory and other assets, and expires on July 31, 2004. As of June 29, 2002, and December 29, 2001 the Company had $3,854,040 and $3,354,977, respectively, outstanding under the line of credit. The outstanding balances under the line of credit are classified as current liabilities in the accompanying consolidated balance sheets since the Company is required to apply daily lock box receipts to reduce the amount outstanding. At June 29, 2002, the Company had approximately $1,600,000 of additional availability under the line of credit.

       Interest on the amended line of credit is payable at the greater of the bank's base rate plus 1%, or 6.5%.

       The amended agreement includes a financial covenant based upon minimum availability in the amount of $300,000 at month end. At June 29, 2002, the Company was in compliance with this financial covenant.

       Interest on the line of credit is payable at the greater of the bank's base rate plus 1%, or 6.5% at June 29, 2002.

       The Company believes, based on currently proposed plans and assumptions relating to its operations, that the net proceeds from prior equity financings, together with anticipated revenues from operations and the line of credit, will be sufficient to fund its operations and working capital requirements for at least twelve months. In the event that the Company's plans or assumptions change or prove inaccurate (due to unanticipated expenses, increased competition, unfavorable economic conditions, or other unforeseen circumstances) the Company could be required to seek additional financing sooner than currently expected. There can be no assurance that such additional funding will be available or if available, that the terms of such additional financing will be acceptable.

Critical Accounting Policies

       We considered the disclosure requirements of FR-60 regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading and related party / certain other disclosures, and concluded nothing materially changed during the quarter that would warrant further disclosure under these releases.

 Safe Harbor Statement:

       Certain statements in this Form 10-QSB, including information set forth under Item 2 "Management's Discussion and Analysis", constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The words "anticipates," "believes," "estimates," "expects," "plans," "intends" and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. We desire to avail ourselves of certain "safe harbor" provisions of the Act and are therefore including this special note to enable us to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements. Such future results are based upon our best estimates based upon current conditions and the most recent

--------------------------------------------------------------------------------
results of operations. Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including, but not limited to, the following: the success or failure of our efforts to implement our business strategy; our inability to obtain additional financing, if required; third-party suppliers' failure to fulfill their obligations to us; intense competition; the failure of our systems or those of our third-party suppliers; and government regulation of the Internet.











--------------------------------------------------------------------------------
                                                                         Page 14

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

       See the information set forth under Note 7 of Notes to Consolidated Financial Statements included in Part I of this report.

Item 4.   Submission of Matters to a Vote of Security Holders

       On June 18, 2002, the Company held its Annual Meeting of Stockholders. Approximately 78% of the total eligible voting power of the Company was represented at the meeting either in person or by proxy. At the meeting, the stockholders re-elected five (5) Directors to the Company's Board of Directors. Set forth below are (i) the names of the persons elected to serve on the Company's Board of Directors until the 2002 Annual Meeting of Stockholders and until their successors are duly elected and qualified and (ii) the results of the voting for the nominees.


                                                                     VOTES
           NAME              VOTES FOR            % FOR             WITHHELD           % WITHHELD
           ----              ---------            -----             --------            ----------
Sal Perisano                30,254,935            99.8%              58,790                0.2%
Robert H. Lessin            30,255,035            99.8%              58,690                0.2%
Stuart G. Moldaw            30,253,210            99.8%              60,515                0.2%
Lorenzo Roccia              30,253,235            99.8%              60,490                0.2%
Christina Weaver             3,629,960           100.0%                   0                0.0%


Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

         10.1 First Amendment to Loan and Security Agreement dated as of May 23, 2002 with Wells Fargo Retail Finance, L.L.C.


         (b)      Reports on Form 8-K

         During the quarter covered by this report, we filed a report on Form 8-K on June 28, 2002 reporting the dismissal of Arthur Andersen LLP as the Company's independent accountants.

         On July 17, 2002 we filed a report on Form 8-K reporting the engagement of Ernst & Young LLP as the Company's independent accountants.


--------------------------------------------------------------------------------
                                                                         Page 15

SIGNATURES

       In accordance with requirements of the Securities Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      iPARTY CORP.

Dated:    August 13, 2002             By:   /s/ Sal Perisano
                                           -------------------------------------
                                                Sal Perisano
                                      Chief Executive Officer

                                      By:   /s/ Patrick Farrell
                                           -------------------------------------
                                                Patrick Farrell
                                                President & Chief Financial
                                                Officer



--------------------------------------------------------------------------------
                                                                         Page 16