Form 10QSB
period 2002-09-28
IPARTY CORP
filed 2002-11-07
CIK 1078383

                     U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                              Washington,  DC  20549

                                   FORM  10QSB

           /X/  QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
                        SECURITIES  EXCHANGE  ACT  OF  1934

                  For  the  quarterly  period  ended  September  28,  2002
                                 --------------

                                       OR

          /__/  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
                        SECURITIES  EXCHANGE  ACT  OF  1934

 For  the transition period from _______________________ to ____________________

                           Commission  File  No.  0-25507
                                               -------

                                  iPARTY  CORP.
                                  ------------
             (Exact  name  of small business issuer as specified in its charter)

              Delaware                                    76-0547750
              --------                                    ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation  of  organization)

                    1457 VFW Parkway West Roxbury, MA 02132
              -----------------------------------------------------
                    (Address of principal executive offices)

       Issuer's  telephone  number,  including  area  code:  (617)  323-0822

 ------------------------------------------------------------------------------
         (Former  name  or  former  address,  if  changed  since  last  report.)

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act.
                                  Yes  X    No  ___

                  Transitional  small  business  disclosure  format

                                    Yes    No  X


      On November 4, 2002 there were 16,996,570 shares of the Registrant's common stock, $.001 par value, issued and outstanding.

                                     iPARTY CORP.


                         Quarterly  Report  on  Form  10QSB

                                Table  of  Contents

                                                                            PAGE

PART  I   FINANCIAL  INFORMATION

Item  1.     Consolidated  Financial  Statements  (Unaudited)                3

             Notes  to  Consolidated  Financial  Statements  (Unaudited)     6

Item  2.     Management's  Discussion  and  Analysis  of                     12
             Financial    Condition  and  Results  of  Operations

Item  3.     Controls  and  Procedures                                       16


PART  II  OTHER  INFORMATION

Item  6.     Exhibits  and  Reports  on  Form  8-K                           17

SIGNATURES                                                                   18

                                  IPARTY CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                                       SEPTEMBER 28,    DECEMBER 29,
                                                                                           2002
                                                                                           ----
                                     ASSETS                                            (UNAUDITED)          2001
                                                                                        -----------         ----
Current assets:
  Cash and cash equivalents                                                            $  2,339,705   $  2,399,084
  Cash, restricted                                                                          513,203        667,957
  Accounts receivable                                                                       531,788        541,703
  Inventory                                                                              11,381,929      9,282,852
  Prepaid expenses and other assets                                                         331,309        337,997
                                                                                       -------------  -------------
    Total current assets                                                                 15,097,934     13,229,593

  Property and equipment, net                                                             1,270,639        979,042
  Other assets                                                                              332,381        324,583
                                                                                       -------------  -------------

Total assets                                                                           $ 16,700,954   $ 14,533,218
                                                                                       =============  =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                     $  5,210,275   $  2,636,160
  Accrued expenses                                                                        1,559,405      2,122,748
  Current portions of capital lease obligations                                             235,520        274,012
  Line of credit                                                                          5,313,744      3,354,977
                                                                                       -------------  -------------
    Total current liabilities                                                            12,318,944      8,387,897

Long-term liabilities:
  Capital lease obligations, net of current portions                                        102,883        260,338
  Other  liabilities                                                                        671,007        576,414
                                                                                       -------------  -------------
  Total long term liabilities                                                               773,890        836,752

Commitments and contingencies

Stockholders' equity: (Note 3)
  Preferred stock - $.001 par value; 10,000,000 shares authorized:
    Series A preferred stock - 1,000,000 shares issued and outstanding                        1,000          1,000

    Series B preferred stock - 1,001,153 and 1,118,559 shares issued and outstanding          1,001          1,119
    Series C preferred stock - 145,198 shares issued and outstanding                            145            145
    Series D preferred stock - 362,996 shares issued and outstanding                            363            363
    Series E preferred stock - 466,673 and 533,333 shares issued and outstanding                467            533
    Series F preferred stock - 114,286 shares issued and outstanding                            114            114
  Common stock - $.001 par value; 150,000,000 shares authorized;
      16,972,770 and 15,122,675 shares issued and outstanding                                16,973         15,123
  Additional paid in capital                                                             64,659,196     64,484,707
  Accumulated deficit                                                                   (61,071,139)   (59,194,535)
                                                                                       -------------  -------------

      Total stockholders' equity                                                          3,608,120      5,308,569
                                                                                       -------------  -------------

Total liabilities and stockholders' equity                                             $ 16,700,954   $ 14,533,218
                                                                                       =============  =============


    The accompanying Notes are an integral part of these Consolidated Financial
                                   Statements.

                                            IPARTY CORP.
                                CONSOLIDATED STATEMENTS OF OPERATIONS


                                              FOR THE THREE MONTHS ENDED                FOR THE NINE MONTHS ENDED
                                         SEPTEMBER 28, 2002   SEPTEMBER 29, 2001      SEPTEMBER 28, 2002 SEPTEMBER 29, 2001
                                         ------------------   ------------------      ------------------ ------------------
                                             (UNAUDITED)        (UNAUDITED)            (UNAUDITED)   (UNAUDITED)
                                             -----------        -----------            -----------   -----------
Revenues                                     $10,901,242        $10,355,272            $34,571,758   $31,553,751
                                             ------------       ------------           -----------  ------------
Operating costs:
   Cost of products sold                      6,635,891         6,321,804               20,956,836    19,251,924
   Marketing and sales                        3,865,553         3,370,746               11,026,078    10,282,471
   Product and technology development           458,632           451,030                1,375,148     1,539,172
   General and administrative                   833,166         1,011,461                2,568,188     2,862,996
   Special charge                               201,465                 -                  201,465             -
   Restructuring income                               -                 -                        -      (122,534)
   Non-cash compensation expense                      -            85,490                        -       285,118
                                           ------------      ------------             ------------   ------------

Operating loss                              (1,093,465)         (885,259)               (1,555,957)    (2,545,396)

  Interest income                                  430            23,173                     7,083       110,222
  Interest expense                            (112,569)         (185,034)                 (327,730)     (464,941)
                                           ------------      ------------              ------------  ------------

Net  loss                                  $(1,205,604)      $(1,047,120)              $(1,876,604)  $(2,900,115)
                                           ============      ============              ============  ============

Basic and diluted loss per share           $     (0.07)      $     (0.08)              $     (0.12)  $     (0.22)
                                           ============      ============              ============  ============

Weighted average shares outstanding         16,399,768        13,559,624                15,948,021    13,104,496
                                           ============      ============              ============  ============

    The accompanying Notes are an integral part of these Consolidated Financial
                                   Statements.

                                   IPARTY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 28,   SEPTEMBER 29,
                                                                 2002          2001
                                                              ------------  ------------
                                                              (UNAUDITED)   (UNAUDITED)
                                                              ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(1,876,604)  $(2,900,115)

  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                                 426,779       404,726
    Non-cash portion of special charge                            171,465             -
    Non-cash compensation expense                                       -       285,119
    Deferred rent                                                  81,273       157,461
    Changes in operating assets and liabilities:
      Accounts receivable                                           9,915       454,202
      Inventory                                                (2,099,077)   (3,273,709)
      Prepaid expenses and other assets                            (1,110)     (295,869)
      Accounts payable                                          2,574,115     2,031,711
      Accrued severance and restructuring expenses                      -      (741,753)
      Accrued expenses and other liabilities                     (550,023)       78,279
                                                              ------------  ------------
    Net cash used in operating activities                      (1,263,267)   (3,799,948)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment                             (710,359)     (585,393)
  Decrease in restricted cash                                     154,754        29,062
                                                              ------------  ------------
    Net cash used in investing activities                        (555,605)     (556,331)
                                                              ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net borrowings from line of credit                            1,958,767     2,509,268
  Payments on capital lease obligations                          (203,964)     (178,726)
  Proceeds from exercise of stock options                           4,690             -
                                                              ------------  ------------
    Net cash provided by financing activities                   1,759,493     2,330,542
                                                              ------------  ------------

Net decrease in cash and cash equivalents                         (59,379)   (2,025,737)

Cash and cash equivalents, beginning of period                  2,399,084     5,002,254
                                                              ------------  ------------

Cash and cash equivalents, end of period                      $ 2,339,705   $ 2,976,517
                                                              ============  ============

Cash paid for:
  Interest expense                                            $   327,730   $   464,941
                                                              ============  ============

Supplemental disclosure of non-cash financing activities:
  Conversion of Series B preferred stock to common stock              118         1,860
                                                              ============  ============
  Conversion of Series E preferred stock to common stock               66             -
                                                              ============  ============

  Acquisition of property and equipment under capital leases  $     8,017   $   184,840
                                                              ============  ============


The accompanying Notes are an integral part of these Consolidated Financial
                                   Statements.

                                 iPARTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 2002
                                  (Unaudited)

1.  THE  COMPANY

     The Company's efforts are devoted to the sale of party goods and services through retail stores and the Internet. The Company's 35 retail stores are located throughout New England with three stores located in Florida. The Company was originally launched as an Internet-based merchant of party goods and services. On August 3, 2000, iParty Retail Stores Corp. ("iParty Retail") was incorporated as a wholly owned subsidiary of iParty Corp. to operate a chain of retail stores selling party goods. On August 15, 2000, iParty Retail acquired certain assets from The Big Party Corporation ("The Big Party"). iParty Retail acquired inventory, fixed assets and assumed the leases of 33 retail stores from The Big Party in consideration of cash and assumption of certain liabilities. The Big Party filed for bankruptcy protection during the second quarter of 2000 and the acquisition was approved by the United States Bankruptcy Court, District of Delaware.


2.  UNAUDITED  INTERIM  FINANCIAL  INFORMATION:

     The interim consolidated financial statements as of September 28, 2002 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at December 29, 2001 has been derived from the audited consolidated financial statements at that date. Operating results for the three and nine months ended September 28, 2002 may not be indicative of the results for the year ending December 28, 2002.

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


3.      SPECIAL  CHARGE  AND  STOCKHOLDERS'  EQUITY

     On October 31, 2002 the Company filed a Report on Form 8-K to notify shareholders that that the Company had incorrectly applied the anti-dilution provisions of its Series B, C and D Convertible Preferred Stock (the "Affected Preferred Stock") in conjunction with dilutive financings in August and September 2000.

     The Company has determined that it inadvertently issued additional shares of Affected Preferred Stock, instead of adjusting the Affected Preferred Stock's conversion ratios. The Company also miscalculated the number of common shares issuable upon conversion of the Affected Preferred Stock.

     The Company has also reviewed the anti-dilution provisions of certain of its warrants to purchase common stock that were issued in conjunction with the

Affected Preferred Stock (the "Affected Warrants") and has determined that it mistakenly issued additional warrant certificates, instead of adjusting the Affected Warrants' conversion ratios. The warrant calculations also mistakenly omitted the dilutive effect of a warrant issued by the Company in December 1999.

     Based on preliminary calculations as of October 30, 2002 that are subject to further adjustment, the Company estimates that the result of these errors in applying the anti-dilution provisions of the Affected Preferred Stock and Affected Warrants is as follows:

- Beginning in September 2000, the Company believed and treated holders of Affected Preferred Stock as if they were entitled to approximately 2.3 million more common shares upon conversion of their Affected Preferred Stock than they were in fact entitled to. Of this overstated amount, since October 2000, 590,602 common shares have been issued upon conversions of shares of Affected Preferred Stock and sold in the public market (the "Overissued Shares").

- Beginning in September 2000, the Company believed and treated holders of Affected Warrants as if they were entitled to approximately 100,000 fewer common shares upon exercise of their Affected Warrants than they were in fact entitled to. None of the Affected Warrants have been exercised to date.

     The Company's Board of Directors has ratified the issuance of the Overissued Shares. These estimated numbers remain subject to a final calculation of the Company's anti-dilution adjustments to retroactively apply the dilutive effect caused by the issuance of the Overissued Shares on the remaining shares of the Affected Preferred Stock, the Affected Warrants and the Company's Series E and Series F Convertible Preferred Stock.

     The impact of these matters is not expected to require the Company to make any changes to previously reported earnings and earnings per share. The impact of the common stock equivalents does not impact diluted loss per share for the three months ended September 28, 2002 since the Company recognized a loss and common stock equivalents are thereby excluded from the diluted loss per share calculation.

     The Company has recorded a special charge for the three months ended September 28, 2002 in the amount of $201,465, which includes a non-cash charge of approximately $171,000 for the Overissued Shares and approximately $30,000 of professional fees incurred through September 28, 2002.

     The Company has not adjusted the amount of shares of the Affected Preferred Stock in the accompanying balance sheet as of September 28, 2002 since the shares are subject to final calculation.


4.  LINE  OF  CREDIT:

     On May 23, 2002 the Company amended its existing line of credit (the "line"). The amendment extended the term of the line through July 2004, reduced the minimum interest rate from 8% to 6.5% and replaced operating financial covenants with a financial covenant requiring minimum availability. The amended line allows for borrowings equal to the lesser of $7,500,000 or the borrowing base, as defined, which is secured by the Company's inventory and other assets, and expires on July 31, 2004. As of September 28, 2002, and December 29, 2001 the Company had $5,313,744 and $3,354,977, respectively, outstanding under the line of credit. The outstanding balances under the line of credit are classified as current liabilities in the accompanying consolidated balance sheets since the Company is required to apply daily lock box receipts to reduce the amount outstanding. At September 28, 2002, the Company had approximately $1,000,000 of additional availability under the line of credit.

          Interest on the amended line of credit is payable at the greater of the bank's base rate plus 1%, or 6.5% at September 28, 2002.

     The amended agreement includes a financial covenant based upon minimum availability in the amount of $300,000 at month end. At September 28, 2002, the Company was in compliance with this financial covenant.

5.  SEGMENT  REPORTING:

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

     The retail operations include the sales and related expenses from 35 retail stores located throughout New England and Florida: with 19 stores in Massachusetts; five in Connecticut, three in Rhode Island, four in New Hampshire, one in Maine and three in Florida.

     The Internet operations include the sales and related expenses from the Internet website.

     The reporting segments follow the same accounting policies used for the Company's consolidated financial statements and are described in the Company's Form 10-KSB. Management evaluates a segment's performance based upon net revenue, operating income (loss) and net loss. Inter-segment transactions are uncommon and not material. Therefore, they have not been separately reflected in the financial table below. The totals of the reportable segments' revenues, net profits and assets agree with the Company's comparable amounts contained in the financial statements. Revenues from customers outside of the United States are not material. No one customer accounts for more than 10% of the Company's consolidated revenue

     The Company's financial data for segment reporting for the three and nine months ended September 28, 2002 and September 29, 2001 are as follows:

                                       Three months ended                         Three months ended
                                       September 28, 2002                         September 29, 2001
                                      --------------------                       --------------------
                Internet              Retail                Total         Internet     Retail        Total
                --------------------  --------------------  ------------  -----------  ------------  ------------
Net revenue     $           138,052   $        10,763,190   $10,901,242   $  204,264   $10,151,008   $10,355,272
                ====================  ====================  ============  ===========  ============  ============

Operating loss  $          (175,253)  $          (918,212)  $(1,093,465)  $ (215,107)  $  (670,152)  $  (885,259)
                ====================  ====================  ============  ===========  ============  ============

Net loss        $          (176,911)  $        (1,028,693)  $(1,205,604)  $ (202,114)  $  (845,006)  $(1,047,120)
                ====================  ====================  ============  ===========  ============  ============

Total assets    $           315,895   $        16,385,059   $16,700,954   $2,313,896   $15,270,401   $17,584,297
                ====================  ====================  ============  ===========  ============  ============

Deprec/amort    $            46,717   $           106,102   $   152,819   $  140,446   $    66,446   $   206,892
                ====================  ====================  ============  ===========  ============  ============

Capital exp.    $                 -   $           408,117   $   408,117   $        -   $    23,252   $    23,252
                ====================  ====================  ============  ===========  ============  ============

                                  Nine Months ended                          Nine Months ended
                                 September 28, 2002                          September 29, 2001
                                --------------------                        --------------------
                    Internet              Retail                Total         Internet      Retail        Total
                --------------------  --------------------  ------------  ------------  ------------  ------------

Net revenue      $       34,571,758   $           459,097   $34,112,661   $   693,768   $30,859,983   $31,553,751
                ====================  ====================  ============  ============  ============  ============
Operating Loss  $          (496,226)  $        (1,059,731)  $(1,555,957)  $  (882,099)  $(1,663,297)  $(2,545,396)
                ====================  ====================  ============  ============  ============  ============

Net loss        $          (497,269)  $        (1,379,335)  $(1,876,604)  $  (795,518)  $(2,104,597)  $(2,900,115)
                ====================  ====================  ============  ============  ============  ============


Total assets    $           315,895   $        16,385,059   $16,700,954   $ 2,313,896   $15,270,401   $17,584,297
                ====================  ====================  ============  ============  ============  ============

Deprec/amort    $           148,190   $           278,589   $   426,779   $   581,270   $   108,575   $   689,845
                ====================  ====================  ============  ============  ============  ============

Capital exp.    $                 -   $           710,359   $   710,359   $     2,025   $   583,368   $   585,393
                ====================  ====================  ============  ============  ============  ============


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

     The following table sets forth the calculation of the diluted earnings per share for the periods noted:

                                           Three months ended                       Nine months ended
                              September 28, 2002    September 29, 2001    September 28, 2002    September 29, 2001
                            --------------------  --------------------  --------------------  --------------------
Net loss                    $        (1,205,604)  $        (1,047,120)  $        (1,876,604)  $       (2,900,115)
Weighted average shares:
Basic and diluted                    16,399,768            13,559,624            15,948,021            13,104,496

Loss per share:
Basic and diluted           $             (0.07)  $             (0.08)  $             (0.12)  $            (0.22)
                            ====================  ====================  ====================  ====================

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

8.  COMMITMENTS  AND  CONTINGENCIES:

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


9.   RECENTLY  ISSUED  ACCOUNTING  STANDARDS:

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

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement 146 and Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 modifies the rules for accounting for the impairment of long-lived assets. The new rules are effective for all exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial position or results of operations.

10.  INVENTORIES

     Inventories consist of party supplies and are valued at the lower of cost or market. Cost is determined using average weighted cost, which approximates the FIFO (first in first out) method.


11.  RECLASSIFICATIONS

          Certain amounts in the accompanying consolidated financial statements have been reclassified for the nine month period ended September 28, 2001 to permit comparison with the current period presentations.

Item  2.           Management's  Discussion  and  Analysis

Overview:

     The Company intends to become the premier multi-channel party supply resource with distribution on-line and in retail stores. On August 15, 2000 iParty Retail Stores Corp. purchased assets consisting of 33 store leases, fixtures and inventory from The Big Party Corporation. This enabled the Company to set up retail operations and to become a multi-channel outlet for party supplies. The Company currently operates 35 retail stores located throughout New England and in Florida. The Company's web site, iParty.com site, a destination for party goods and party planning was launched in February 1999.

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

Results  of  Operations:

Three months ended September 28, 2002 compared to three months ended September 29, 2001

     Revenue includes the selling price of party goods sold, net of returns and discounts. Revenue is recognized at the time of sale for retail sales and at the time products are shipped to customers for Internet sales. Consolidated revenue for the three months ended September 29, 2002 and September 28, 2001 was $10,901,242 and $10,355,272 respectively. For the three months ended September 28, 2002 revenue from retail stores totaled $10,763,190 and revenue from the Internet totaled $138,052. For the three months ended September 29, 2001 revenue from the retail stores totaled $10,151,008 and revenue from the Internet totaled $204,264. The increase in revenues for the retail stores is attributable to a comparable store sales increase of 2.3% and the addition of one new store in March of 2002 and a second new store in September 2002. The decrease in revenue for the Internet is attributable to the reduction of promotional programs in 2002.

     Cost of products sold consists of the cost of merchandise sold to customers, store rent and outbound shipping and handling costs charged to the Company by its Internet fulfillment partner, Taymark. Consolidated cost of products sold for the three months ended September 28, 2002 and September 29, 2001 was $6,635,891 or 60.9% of revenue and $6,321,804 or 61.0% of revenue, respectively. For the three months ended September 28, 2002 cost of products sold from the retail stores totaled $6,530,498 or 60.7% of revenue and cost of products sold from the Internet totaled $105,393 or 76.3% of revenue. For the three months ended September 29, 2001 cost of products sold from the retail stores totaled $6,158,330 or 60.7% of revenue and cost of products sold from the Internet totaled $163,474 or 80.0% of revenue. The decrease in cost of products sold, as a percentage of revenue, is primarily attributable to increases in revenue offsetting fixed store rent charges.

     Marketing and sales expenses consist primarily of advertising, public relations and promotional expenditures, and all related payroll and related expenses for personnel engaged in marketing and selling activities, including store payroll. Consolidated marketing and sales expenses for the three months ended September 28, 2002 and September 29, 2001 were $3,865,553 and $3,370,746 respectively. For the three months ended September 28, 2002, marketing and sales expenses for the retail stores totaled $3,850,898 and marketing and sales expenses for the Internet totaled $14,655. For the three months ended September 29, 2001 marketing and sales expenses for the retail stores totaled $3,494,514 and marketing and sales expense (income) for the Internet totaled $(123,768) reflecting the successful negotiation of a previously expensed advertising item. The increase in marketing and sales expenses is primarily attributable to normal increases in retail store payroll, as well as the new stores opened in March and September of 2002.

     Product and technology development expenses consist principally of payroll and related expenses for product development, editorial, systems and operations personnel and consultants, and systems infrastructure related to the Company's Internet site. Product and technology development expenses for the three months ended September 28, 2002 and September 29, 2001 were $458,632 and $451,030 respectively.

     General and administrative ("G&A") expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. Consolidated G&A expenses for the three months ended September 28, 2002 and September 29, 2001 were $833,166 and $1,011,461 respectively. The decrease in G&A expenses was attributable to a reduction in mid-year physical inventory fees.

     As discussed in Note 3 to the Company's unaudited consolidated financial statements, the Company has recorded a special charge for the three months ended September 28, 2002 in the amount of $201,465, which includes a non-cash charge of approximately $171,000 for the overissuance of 590,602 common shares converted and sold into the market which resulted from the incorrect application of the anti-dilution provisions of its Series B, C and D Convertible Preferred Stock agreements and approximately $30,000 of professional fees incurred through September 28, 2002. Through November 5, 2002 the Company has incurred approximately $175,000 in additional professional fees regarding this issue. This amount, and any additional fees incurred during the fourth quarter will be recorded as a special charge in the fourth quarter.

     The non-cash compensation expense consists of the amortization of stock options granted to consultants related to the Internet operation. Non-cash compensation expense for the three months ended September 28, 2002 and September 29, 2001 was $0 and $85,490 respectively. These consulting agreements were terminated on December 28, 2001.

     Interest income on cash and cash equivalents for the three months ended September 28, 2002 and September 29, 2001, was $430 and $23,173, respectively. The decrease in income was due to lower cash and cash equivalent balances in 2002.

     Interest expense for the three months ended September 28, 2002 and September 29, 2001, was $112,569 and $185,034 respectively. The decrease in interest expense was attributable to the reduction of the line of credit interest rate under the amended loan agreement and a reduction in average borrowings outstanding during the period.

     During the three months ended September 28, 2002 and September 29, 2001 the Company did not record any income tax benefit due to the uncertainty of future taxable income.

Nine months ended September 28, 2002 compared to nine months ended September 29, 2001

     Consolidated revenue for the nine months ended September 28, 2002 and September 29, 2001 was $34,571,758 and $31,553,751 respectively. For the nine months ended September 28, 2002 revenue from retail stores totaled $34,112,661 and revenue from the Internet totaled $459,097. For the nine months ended September 29, 2001 revenue from the retail stores totaled $30,859,983 and revenue from the Internet totaled $693,768. The increase in revenues for the retail stores is attributable to a comparable store sales increase of 8.2% and the addition of one new store in March of 2002 and a second new store opened in September 2002. The decrease in revenue for the Internet is attributable to the reduction of promotional programs in 2002.

     Consolidated cost of products sold for the nine months ended September 28, 2002 and September 29, 2001 was $20,956,836 or 60.6% of revenue and $19,251,924 or 61.0% of revenue, respectively. For the nine months ended September 28, 2002 cost of products sold from the retail stores totaled $20,603,855 or 60.4% of revenue and cost of products sold from the Internet totaled $352,981 or 76.9% of revenue. For the nine months ended September 29, 2001 cost of products sold from the retail stores totaled $18,709,591 or 60.6% of revenue and cost of products sold from the Internet totaled $542,333 or 78.2% of revenue. The decrease in cost of products sold percentage is primarily attributable to increases in revenue offsetting fixed store rent charges.

     Consolidated marketing and sales expenses for the nine months ended September 28, 2002 and September 29, 2001 were $11,026,078 and $10,282,471 respectively. For the nine months ended September 28, 2002, marketing and sales expenses for the retail stores totaled $10,976,555 and marketing and sales expense for the Internet totaled $49,523. For the nine months ended September 29, 2001 marketing and sales expenses for the retail stores totaled $10,365,351 and marketing and sales income for the Internet totaled $(82,880) reflecting the successful negotiation of a previously expensed advertising item. The increase in marketing and sales expenses for the retail stores is primarily attributable to normal increases in retail store payroll, as well as the new store opened in March 2002 and the new store opened in September 2002.

     Product and technology development expenses for the nine months ended September 28, 2002 and September 29, 2001 were $1,375,148 and $1,539,172 respectively. The decrease in product and technology expenses was attributable to a reduction in consulting and website hosting fees related to the Internet site.

     Consolidated G&A expenses for the nine months ended September 28, 2002 and September 29, 2001 were $2,568,188 and $2,862,996 respectively. The decrease in G&A expenses was attributable to a reduction in recruiting fees related to G&A positions, and a reduction is mid-year physical inventory fees.

     As discussed in Note 3 to the Company's unaudited consolidated financial statements, the Company has recorded a special charge for the nine months ended September 28, 2002 in the amount of $201,465, which includes a non-cash charge of approximately $171,000 for the overissuance of 590,602 common shares converted and sold into the market which resulted from incorrect application of the anti-dilution provisions of its Series B, C and D Convertible Preferred Stock agreements and approximately $30,000 of professional fees incurred through September 28, 2002. Through November 5, 2002 the Company has incurred approximately $175,000 in additional professional fees regarding this issue.
This amount, and any additional fees incurred in the fourth quarter will be recorded as a special charge in the fourth quarter.

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

     The non-cash compensation expense consists of the amortization of stock options granted to consultants related to the Internet operation. Non-cash compensation expense for the nine months ended September 28, 2002 and September 29, 2001 was $0 and $285,118, respectively. These consulting agreements were terminated on December 28, 2001.

     Interest  income  on  cash  and  cash equivalents for the nine months ended
September  28,  2002  and  September  29,  2001,  was  $7,083  and  $110,222,
respectively. The decrease in income was due to lower cash and cash equivalent balances in 2002.

     Interest expense for the nine months ended September 28, 2002 and September 29, 2001, was $327,730 and $464,941 respectively. The decrease in interest expense was attributable to the reduction of the line of credit interest rate under the amended loan agreement and a reduction in average borrowings outstanding during the period.

     The Company has not provided a benefit for income taxes for the nine months ended September 28, 2002 and September 29, 2001 due to the uncertainty of future taxable income.

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


Liquidity  and  Capital  Resources:

     The Company had $2,339,705 in cash and cash equivalent balances at September 28, 2002. Restricted cash balances represent funds deposited in store depository accounts which will be wired directly to reduce outstanding borrowings on the line of credit. The Company used cash in operating activities for the nine months ended September 28, 2002 and September 29, 2001 totaling $1,263,267 and $3,799,948 respectively. The decrease was due primarily to the reduced net loss and decreased inventory purchases for the nine months ended September 28, 2002. In addition, the Company invested cash in property and equipment, primarily related to new store development expenditures, for the nine months ended September 28, 2002 and September 29, 2001 totaling $710,359 and $585,393 respectively. For the nine months ended September 28, 2002 the Company increased borrowings under its line of credit by $1,958,767. The Company is actively engaged in planning for additional new stores in future periods.

     On May 23, 2002 the Company amended its existing line of credit (the "line"). The amendment extended the term of the line through July 2004, reduced the minimum interest rate from 8% to 6.5% and replaced operating financial covenants with a financial covenant requiring minimum availability. The amended line allows for borrowings equal to the lesser of $7,500,000 or the borrowing base, as defined, which is secured by the Company's inventory and other assets, and expires on July 31, 2004. As of September 28, 2002, and December 29, 2001 the Company had $5,313,744 and $3,354,977, respectively, outstanding under the line of credit. The outstanding balances under the line of credit are classified as current liabilities in the accompanying consolidated balance sheets since the Company is required to apply daily lock box receipts to reduce the amount outstanding. At September 28, 2002, the Company had approximately $1,000,000 of additional availability under the line of credit.

     The amended agreement includes a financial covenant based upon minimum availability in the amount of $300,000 at month end. At September 28, 2002, the Company was in compliance with this financial covenant.

          Interest on the line of credit is payable at the greater of the bank's base rate plus 1%, or 6.5% at September 28, 2002.

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


Critical  Accounting  Policies

     We considered the disclosure requirements of FR-60 regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading and related party/certain other disclosures, and concluded nothing materially changed during the quarter that would warrant further disclosure under these releases.

Safe  Harbor  Statement:

     Certain statements in this Form 10QSB, including information set forth under Item 2 "Management's Discussion and Analysis", constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The words "anticipates," "believes," "estimates," "expects," "plans," "intends" and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. We desire to avail ourselves of certain "safe harbor" provisions of the Act and are therefore including this special note to enable us to do so. Forward-looking statements included in this Form 10QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements. Such future results are based upon our best estimates based upon current conditions and the most recent results of operations. Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including, but not limited to, the following: the success or failure of our efforts to implement our business strategy; our inability to obtain additional financing, if required; third-party suppliers' failure to fulfill their obligations to us; intense competition; the legal effect and accounting treatment of certain expected Company actions with respect to the overissuance and ratification of shares of common stock; the actions of third parties that are beyond our control; the failure of our systems or those of our third-party suppliers; government regulation of the Internet and the effects of adverse changes in overall economic conditions affecting consumer activity.

Item  3.  Controls  and  Procedures

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. Based on their review of the Company's disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic SEC filings.

Internal  Controls  and  Procedures:

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company's evaluation.

PART  II  OTHER  INFORMATION-OPEN  PENDING  STOCK  ISSUES


Item  6.  Exhibits  and  Reports  on  Form  8-K

     On October 31, 2002 the Company filed a report on Form 8-K reporting certain adjustments to the conversion rates applicable to certain series of its convertible preferred stock and warrants and the ratification by the Company's Board of Directors of certain issuances of Company common stock.

                                   SIGNATURES

     In accordance with requirements of the Securities Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  iPARTY  CORP.

Dated:     November  6,  2002                     By: /s/  Sal  Perisano
                                                    ----------------------------
                                                       Sal  Perisano
                                                       Chief  Executive  Officer

                                                  By:  /s/  Patrick  Farrell
                                                    ----------------------------
                                                       Patrick  Farrell
                                                       President  &  Chief
                                                       Financial Officer

                        QUARTERLY CERTIFICATION PURSUANT
                              TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF  2002


I,  Sal  Perisano,  certify  that:

1.     I  have  reviewed  this  quarterly report on Form 10QSB of iParty Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the equivalent function):

        a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November  6,  2002                    /s/  Sal  Perisano
                                             ------------------
                                                  Sal  Perisano
                                                  Chief  Executive  Officer

                        QUARTERLY CERTIFICATION PURSUANT
                              TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF  2002

I,  Patrick  Farrell,  certify  that:

1.     I  have  reviewed  this  quarterly report on Form 10QSB of iParty Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November  6,  2002                    /s/  Patrick  Farrell
                                             ---------------------
                                                  Patrick  Farrell
                                                  President  and  Chief
                                                  Financial Officer

                          CERTIFICATION  PURSUANT  TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTON 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of iParty Corp (the "Company") on Form 10QSB for the period ending June 29, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I the undersigned Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/  Sal  Perisano
------------------
Sal  Perisano
Chief  Executive  Officer
November  6,  2002

                           CERTIFICATION  PURSUANT  TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTON 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of iParty Corp (the "Company") on Form 10QSB for the period ending June 29, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I the undersigned President and Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/  Patrick  Farrell
---------------------
Patrick  Farrell
President  and  Chief  Financial  Officer
November  6,  2002