Form 10QSB/A
period 2002-09-28
IPARTY CORP
filed 2002-11-26
CIK 1078383

                     U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                              Washington,  DC  20549

                                    FORM  10-QSB/A*
                                  (AMENDMENT NO. 1)

           /X/  QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
                        SECURITIES  EXCHANGE  ACT  OF  1934


                  For  the  quarterly  period  ended  September  28,  2002
                              ---------------------

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


      *Amendment  to  Part  I,  Item  1,  as  set  forth  herein.


-------------------------------------------------------------------------------

                        EXPLANATORY NOTE TO FORM 10-QSB/A

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarterly period ended September 28, 2002 to correct an inadvertent transposition of three numbers in a tabular presentation in the Notes to Consolidated Financial Statements.

In the Form 10-QSB we originally filed on November 7, 2002, the dollar amounts for net revenue for the nine months ended September 28, 2002 reflected in the second table of Note 5 ("Segment Reporting") inadvertently transposed the first three numbers in the first row concerning our total net revenue and our net revenue from our retail and internet segments in the nine month period. This amendment corrects the error that resulted in these three otherwise correct dollar amounts being placed in incorrect columns.

In accordance with the rules of the Securities and Exchange Commission, the full text of the affected Item 1 of Part I is included in this amendment and the certifications mandated under the Sarbanes-Oxley Act of 2002 are hereby resubmitted as of the date hereof.




-------------------------------------------------------------------------------

PART  I   FINANCIAL  INFORMATION

Item  1.            Consolidated  Financial  Statements  (Unaudited)

                    And Notes to Consolidated Financial Statements (Unaudited)

                                  IPARTY CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                                        SEPTEMBER 28,    DECEMBER 29,
                                                                                            2002             2001
                                                                                       ---------------  --------------
                                            ASSETS                                       (UNAUDITED)
                                                                                       ---------------

Current assets:
  Cash and cash equivalents                                                            $    2,339,705   $   2,399,084
  Cash, restricted                                                                            513,203         667,957
  Accounts receivable                                                                         531,788         541,703
  Inventory                                                                                11,381,929       9,282,852
  Prepaid expenses and other assets                                                           331,309         337,997
                                                                                       ---------------  --------------
    Total current assets                                                                   15,097,934      13,229,593

  Property and equipment, net                                                               1,270,639         979,042
  Other assets                                                                                332,381         324,583
                                                                                       ---------------  --------------

Total assets                                                                           $   16,700,954   $  14,533,218
                                                                                       ===============  ==============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                     $    5,210,275   $   2,636,160
  Accrued expenses                                                                          1,559,405       2,122,748
  Current portions of capital lease obligations                                               235,520         274,012
  Line of credit                                                                            5,313,744       3,354,977
                                                                                       ---------------  --------------
    Total current liabilities                                                              12,318,944       8,387,897

Long-term liabilities:
  Capital lease obligations, net of current portions                                          102,883         260,338
  Other  liabilities                                                                          671,007         576,414
                                                                                       ---------------  --------------
  Total long term liabilities                                                                 773,890         836,752

Commitments and contingencies

Stockholders' equity: (Note 3)
  Preferred stock - $.001 par value; 10,000,000 shares authorized:
    Series A preferred stock - 1,000,000 shares issued and outstanding                          1,000           1,000
    Series B preferred stock - 1,001,153 and 1,118,559 shares issued and outstanding            1,001           1,119
    Series C preferred stock - 145,198 shares issued and outstanding                              145             145
    Series D preferred stock - 362,996 shares issued and outstanding                              363             363
    Series E preferred stock - 466,673 and 533,333 shares issued and outstanding                  467             533
    Series F preferred stock - 114,286 shares issued and outstanding                              114             114
  Common stock - $.001 par value; 150,000,000 shares authorized;
      16,972,770 and 15,122,675 shares issued and outstanding                                  16,973          15,123
  Additional paid in capital                                                               64,659,196      64,484,707
  Accumulated deficit                                                                     (61,071,139)    (59,194,535)
                                                                                       ---------------  --------------

      Total stockholders' equity                                                            3,608,120       5,308,569
                                                                                       ---------------  --------------

Total liabilities and stockholders' equity                                             $   16,700,954   $  14,533,218
                                                                                       ===============  ==============





    The accompanying Notes are an integral part of these Consolidated Financial
                                   Statements.



-------------------------------------------------------------------------------

                                            IPARTY CORP.
                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                       FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                       SEPTEMBER 28, SEPTEMBER 29, SEPTEMBER 28, SEPTEMBER 29,
                                       ------------- ------------  ------------- -------------
                                           2002         2001            2002         2001
                                           ----         ----            ----         ----
                                       (UNAUDITED)   (UNAUDITED)    (UNAUDITED)  (UNAUDITED)
                                       ------------  ------------  ------------  ------------
Revenues                               $10,901,242   $10,355,272   $34,571,758   $31,553,751
                                       ------------  ------------  ------------  ------------
Operating costs:
   Cost of products sold                 6,635,891     6,321,804    20,956,836    19,251,924
   Marketing and sales                   3,865,553     3,370,746    11,026,078    10,282,471
   Product and technology development      458,632       451,030     1,375,148     1,539,172
   General and administrative              833,166     1,011,461     2,568,188     2,862,996
   Special charge                          201,465             -       201,465             -
   Restructuring income                          -             -             -      (122,534)
   Non-cash compensation expense                 -        85,490             -       285,118
                                       ------------  ------------  ------------  ------------

Operating loss                          (1,093,465)     (885,259)   (1,555,957)   (2,545,396)

  Interest income                              430        23,173         7,083       110,222
  Interest expense                        (112,569)     (185,034)     (327,730)     (464,941)
                                       ------------  ------------  ------------  ------------

Net  loss                              $(1,205,604)  $(1,047,120)  $(1,876,604)  $(2,900,115)
                                       ============  ============  ============  ============

Basic and diluted loss per share       $     (0.07)  $     (0.08)  $     (0.12)  $     (0.22)
                                       ============  ============  ============  ============

Weighted average shares outstanding     16,399,768    13,559,624    15,948,021    13,104,496
                                       ============  ============  ============  ============






    The accompanying Notes are an integral part of these Consolidated Financial
                                   Statements.

-------------------------------------------------------------------------------
                                                                         Page 4

                                  IPARTY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 28, 2002          SEPTEMBER 29, 2001
                                                              ------------------          ------------------
                                                                 (UNAUDITED)                   (UNAUDITED)
                                                                 ----------                   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $     (1,876,604)           $     (2,900,115)

  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                                      426,779                     404,726
    Non-cash portion of special charge                                 171,465                           -
    Non-cash compensation expense                                            -                     285,119
    Deferred rent                                                       81,273                     157,461
    Changes in operating assets and liabilities:
      Accounts receivable                                                9,915                     454,202
      Inventory                                                     (2,099,077)                 (3,273,709)
      Prepaid expenses and other assets                                 (1,110)                   (295,869)
      Accounts payable                                               2,574,115                   2,031,711
      Accrued severance and restructuring expenses                           -                    (741,753)
      Accrued expenses and other liabilities                          (550,023)                     78,279
                                                              -----------------           -----------------
    Net cash used in operating activities                           (1,263,267)                 (3,799,948)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment                                  (710,359)                   (585,393)
  Decrease in restricted cash                                          154,754                      29,062
                                                              -----------------           -----------------
    Net cash used in investing activities                             (555,605)                   (556,331)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net borrowings from line of credit                                 1,958,767                   2,509,268
  Payments on capital lease obligations                               (203,964)                   (178,726)
  Proceeds from exercise of stock options                                4,690                           -
                                                              ----------------            -----------------
    Net cash provided by financing activities                        1,759,493                   2,330,542
                                                              ----------------            -----------------

Net decrease in cash and cash equivalents                              (59,379)                 (2,025,737)

Cash and cash equivalents, beginning of period                       2,399,084                   5,002,254
                                                              ----------------            -----------------

Cash and cash equivalents, end of period                      $      2,339,705            $      2,976,517
                                                              ================            =================

Cash paid for:
  Interest expense                                            $        327,730            $        464,941
                                                              ================            =================

Supplemental disclosure of non-cash financing activities:
  Conversion of Series B preferred stock to common stock                   118                       1,860
                                                              ================            =================
  Conversion of Series E preferred stock to common stock                    66                           -
                                                              ================            =================

  Acquisition of property and equipment under capital leases  $          8,017            $        184,840
                                                              ================            =================





    The accompanying Notes are an integral part of these Consolidated Financial
                                   Statements
-------------------------------------------------------------------------------
                                  iPARTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 2002
                                   (Unaudited)


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

-------------------------------------------------------------------------------

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

     Based on preliminary calculations as of October 30, 2002 that are subject to further adjustment, the Company estimates that the result of these errors in applying the anti-dilution provisions of the Affected Preferred Stock and Affected Warrants is as follows:

     * Beginning in September 2000, the Company believed and treated holders of Affected Preferred Stock as if they were entitled to approximately
          2.3 million more common shares upon conversion of their Affected Preferred Stock than they were in fact entitled to. Of this overstated amount, since October 2000, 590,602 common shares have been issued upon conversions of shares of Affected Preferred Stock and sold in the public market (the "Overissued Shares").

     * Beginning in September 2000, the Company believed and treated holders of Affected Warrants as if they were entitled to approximately 100,000 fewer common shares upon exercise of their Affected Warrants than they were in fact entitled to. None of the Affected Warrants have been exercised to date.

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

-------------------------------------------------------------------------------

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

     The Company's financial data for segment reporting for the three and nine months ended September 28, 2002 and September 29, 2001 are as follows:


                        Three months ended                     Three months ended
                        September 28, 2002                     September 29, 2001
                        ------------------                     ------------------
                 Internet      Retail        Total       Internet       Retail        Total
                ----------  ------------  ------------  -----------  ------------  ------------
Net revenue      $138,052   $10,763,190   $10,901,242    $204,264    $10,151,008   $10,355,272
                ==========  ============  ============  ===========  ============  ============
Operating loss  $(175,253)  $  (918,212)  $(1,093,465)  $ (215,107)  $  (670,152)  $  (885,259)
                ==========  ============  ============  ===========  ============  ============

Net loss        $(176,911)  $(1,028,693)  $(1,205,604)  $ (202,114)  $  (845,006)  $(1,047,120)
                ==========  ============  ============  ===========  ============  ============

Total assets    $ 315,895   $16,385,059   $16,700,954   $2,313,896   $15,270,401   $17,584,297
                ==========  ============  ============  ===========  ============  ============

Deprec/amort    $  46,717   $   106,102   $   152,819   $  140,446   $    66,446   $   206,892
                ==========  ============  ============  ===========  ============  ============

Capital exp.    $       -   $   408,117   $   408,117   $        -   $    23,252   $    23,252
                ==========  ============  ============  ===========  ============  ============




-------------------------------------------------------------------------------



                             Nine Months ended                 Nine Months ended
                             September 28, 2002               September 29, 2001
                             ------------------               ------------------

                  Internet       Retail        Total          Internet       Retail        Total
                ------------  -------------  -------------  ------------  -------------  --------------
Net revenue     $   459,097   $  34,112,661  $  34,571,758  $    693,768  $  30,859,983  $   31,553,751
                ============  =============  =============  ============  =============  ==============
Operating Loss  $  (496,226)  $  (1,059,731) $  (1,555,957) $   (882,099) $  (1,663,297) $   (2,545,396)
                ============  =============  =============  ============  =============  ==============
Net loss        $  (497,269)  $  (1,379,335) $  (1,876,604) $   (795,518) $  (2,104,597) $   (2,900,115)
                ============  =============  =============  ============  =============  ==============
Total assets    $   315,895   $  16,385,059  $  16,700,954  $  2,313,896  $  15,270,401  $   17,584,297
                ============  =============  =============  ============  =============  ==============

Deprec/amort    $   148,190   $     278,589  $     426,779  $    581,270  $     108,575  $      689,845
                ============  =============  =============  ============  =============  ==============

Capital exp.    $         -   $     710,359  $     710,359  $      2,025  $     583,368  $      585,393
                ============  =============  =============  ============  =============  ==============




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


-------------------------------------------------------------------------------

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


-------------------------------------------------------------------------------

10.  INVENTORIES

     Inventories consist of party supplies and are valued at the lower of cost or market. Cost is determined using average weighted cost, which approximates the FIFO (first in first out) method.


11.  RECLASSIFICATIONS

          Certain amounts in the accompanying consolidated financial statements have been reclassified for the nine month period ended September 29, 2001 to permit comparison with the current period presentations.

--------------------------------------------------------------------------------

                                   SIGNATURES

     In accordance with requirements of the Securities Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              iPARTY  CORP.

Dated:     November  25,  2002             By:   /s/  Sal  Perisano
                                              --------------------------------
                                                  Sal  Perisano
                                                  Chief  Executive Officer

                                           By:   /s/  Patrick  Farrell
                                              --------------------------------
                                                  Patrick  Farrell
                                                  President & Chief Financial
                                                  Officer












-------------------------------------------------------------------------------
                                                                        Page 12

                        QUARTERLY CERTIFICATION PURSUANT
                              TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF  2002



I,  Sal  Perisano,  certify  that:

1. I have reviewed this amendment to the quarterly report on Form 10-QSB/A of iParty Corp.;

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


Date:  November  25,  2002                    /s/  Sal  Perisano
                                              ------------------
                                              Sal  Perisano
                                              Chief  Executive  Officer

-------------------------------------------------------------------------------
                                                                        Page 13

                        QUARTERLY CERTIFICATION PURSUANT
                              TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF  2002



I,  Patrick  Farrell,  certify  that:

1. I have reviewed this amendment to the quarterly report on Form 10-QSB/A of iParty Corp.;

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


Date:  November  25,  2002                    /s/  Patrick  Farrell
                                              ---------------------
                                              Patrick  Farrell
                                              President  and  Chief  Financial
                                              Officer


-------------------------------------------------------------------------------
                                                                        Page 14

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTON 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with this Amendment No. 1 to the Quarterly Report of iParty Corp (the "Company") on Form 10-QSB/A for the period ending September 28, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I the undersigned Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/  Sal  Perisano
------------------
Sal  Perisano
Chief  Executive  Officer
November  25,  2002













-------------------------------------------------------------------------------
                                                                        Page 15

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTON 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with this Amendment No. 1 to the Quarterly Report of iParty Corp (the "Company") on Form 10-QSB/A for the period ending September 28, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I the undersigned President and Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section  906  of  the  Sarbanes-Oxley  Act  of  2002,  that  to  my  knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/  Patrick  Farrell
---------------------
Patrick  Farrell
President  and  Chief  Financial  Officer
November  25,  2002



-------------------------------------------------------------------------------
                                                                        Page 16