Form 10KSB
period 2002-12-28
IPARTY CORP
filed 2003-03-28
CIK 1078383

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 0-25507

iPARTY CORP.
(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	76-0547750 (I.R.S. EMPLOYER IDENTIFICATION NO.)
1457 VFW PARKWAY WEST ROXBURY, MASSACHUSETTS (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	02132 (ZIP CODE)
(617) 323-0822 (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

COMMON STOCK, $.001 PAR VALUE (TITLE OF EACH CLASS)	AMERICAN STOCK EXCHANGE (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: NONE

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        The Issuer's revenues for its most recent fiscal year ended December 28, 2002 were $52,177,923.

        On March 24, 2003, the aggregate market value of the voting common equity of the Registrant (consisting of common stock, $.001 par value (the "Common Stock")) held by non-affiliates of the Registrant was approximately $3,910,691 based on the closing price for such Common Stock on said date as reported by the American Stock Exchange. On March 24, 2003 there were 17,003,003 shares of Common Stock, $.001 par value, issued and outstanding.

PART I

ITEM 1. BUSINESS

        iParty Corp. ("iParty" or the "Company") believes it is a leading brand in the party industry in the markets it serves and a leading resource in those markets for consumers seeking party goods, party planning advice and relevant information. iParty is a multi-channel retailer that operates 35 retail stores and an Internet site at www.iparty.com. In fiscal years 2002 and 2001 over 98% of the Company's revenues were derived from its retail stores operation. The Company's retail stores operation is supplemented by its Internet operation, which provides convenience to those customers who choose to shop over the Internet.

        The Company's executive offices are located at 1457 VFW Parkway, West Roxbury, Massachusetts, 02132. The phone number is (617) 323-0822. The Company's website is located at www.iparty.com. The information on the Company's website is not a part of this Report.

        Where a reference is made in this report to a particular year or years, it is a reference to iParty's 52-week fiscal year, unless the context indicates otherwise. For example, "2002" refers to the 52-week fiscal year ended December 28, 2002 and "2001" refers to the 52-week fiscal year ended December 29, 2001.

History

        iParty Corp. was previously known as WSI Acquisitions, Inc. and was incorporated under the laws of the State of Texas. On June 30, 1998 WSI Acquisitions, Inc. changed domicile by merging into WSI Acquisitions, Corp., a Delaware corporation, with WSI Acquisitions, Corp. being the surviving entity. On July 2, 1998, iParty Corp., a Delaware corporation and a wholly-owned subsidiary of iParty LLC, a Delaware limited liability company, merged into WSI Acquisitions, Corp. and WSI Acquisitions, Corp. changed its name to iParty Corp. iParty LLC, which was created on December 11, 1997, commenced operations in January 1998 as an Internet-based merchant of party goods and services. As a result of the July 1998 merger, iParty LLC became the Company's majority shareholder. Neither WSI Acquisitions, Corp. nor WSI Acquisitions, Inc. had operations prior to the merger with iParty Corp.

Retail Stores Operation

        On August 3, 2000, iParty Retail Stores Corp. ("iParty Retail") was incorporated as a wholly-owned subsidiary of iParty Corp. to operate a chain of retail stores selling party goods. The Big Party Corporation ("The Big Party"), a privately held company, filed for bankruptcy protection during the second quarter of 2000 and iParty Retail acquired certain assets from The Big Party, which was operating under bankruptcy protection, on August 15, 2000. iParty Retail acquired inventory, fixed assets and the leases of 33 retail stores from The Big Party in exchange for cash and the assumption of certain liabilities. This acquisition was approved on August 16, 2000 by the United States Bankruptcy Court, District of Delaware.

        The Company's 35 retail stores are located predominantly in New England with 19 stores in Massachusetts, five in Connecticut, three in Rhode Island, four in New Hampshire and one in Maine. The Company also operates three stores in Florida. iParty stores average approximately 10,100 square feet in size and feature over 20,000 products ranging from greeting cards and balloons to more unique merchandise such as piñatas, gag gifts, masquerade and Hawaiian Luau items. The Company's sales are driven by the following events: New Year's, Valentine's Day, St. Patrick's Day, Easter, Fourth of July, Halloween, Thanksgiving, Christmas and Chanukah. The Company also focuses its business closely on lifetime events such as anniversaries, graduations, birthdays, and bridal or baby showers.

Internet Operation

        The Company's Internet operation is another component of its multi-channel retailing strategy. iParty seeks to offer a wide selection of party goods, party services, party planning advice and information through whatever distribution channel best meets its customers' needs, whether that be the Company's retail stores or its Internet site. The Company's website was initially launched in February 1999.

        Taymark, a direct marketer of party supplies, provides the Company with inventory and fulfillment services for merchandise ordered on the Company's website or directly through a toll-free telephone number. Taymark also provides customer service through a toll-free telephone number. The initial term of the Company's agreement with Taymark expired on December 31, 2002. Effective as of December 31, 2002, the Company extended its agreement with Taymark through the earlier of (a) May 31, 2003 or (b) the execution of a new agreement with Taymark pursuant to ongoing negotiations. Under the new agreement that we are negotiating with Taymark, the Company proposes licensing the iParty.com name to Taymark with Taymark providing billing, collection and website hosting and maintenance services in addition to the other services currently provided. In return, Taymark would pay the Company a royalty on all net sales realized through www.iparty.com. Depending on the final terms of any new agreement, the Company could eliminate the fixed costs related to its Internet operation, which the Company believes will approximate $225,000. While we believe that both parties are currently engaged in good-faith negotiations, there can be no assurance that the Company and Taymark will execute a new agreement. In the event the Company does not execute this new agreement, the Company would seek another strategic partner for the Internet operation.

Competition

        The party supplies retailing business is highly competitive. iParty competes with a variety of smaller and larger retailers, including single owner-operated party supply stores, specialty party supply retailers, general mass merchants, super markets, department stores, as well as catalog and Internet merchants. Competitors include Hallmark and American Greetings for cards and invitations, Party City in the retail business, and Celebrate Express in the Internet business.

        Although barriers to entry are minimal, as new competitors can open new stores and/or launch new Internet sites at a relatively low cost, the Company believes that the costs to remain competitive can be significant. These costs include the development and maintenance of a user-friendly robust website, the hiring of human resources with industry knowledge and the marketing costs associated with building a widely recognized brand.

Intellectual Property

        The Company applied to register the trademarks "iParty" and "iParty.com" with the U.S. Patent and Trademark Office on April 29, 1999. The trademark registration for "iParty" was issued on February 19, 2002 under U.S. registration No. 2,541,025. The trademark registration for "iParty.com" was issued on November 12, 2002 under U.S. registration No. 2,649,801. Another application for the trademark "iParty" was filed with the U.S. Patent and Trademark Office on October 3, 2000 and is still pending.

Employees

        As of March 1, 2003 the Company had 203 full-time employees and 539 part-time employees. None of these employees are represented by a labor union, and the Company considers its relationship with its employees to be good.

Available Information

        The Company's Internet website address is www.iparty.com. Its annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through its Internet website as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The Company's Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-KSB.

        The public may read and copy any materials that the Company files with the SEC at the SEC's website, www.sec.gov, which contains reports, proxy and information statements and other information that all public companies file with the SEC. In addition, the public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. The public may obtain information about the SEC's Public Reference Room by calling 1-800-SEC-0330.

ITEM 2. PROPERTIES

        The Company leases all of its retail stores. The leases generally provide for fixed minimum rentals and contingent rentals based on a percentage of sales in excess of specified minimum sales levels.

        The Company leases office and retail space at 1457 VFW Parkway, West Roxbury, Massachusetts, 02132. The lease, which expires December 31, 2012, is for 20,000 square feet. The retail store uses 10,688 square feet and the remainder is used for the Company's corporate office. The total monthly rent for the retail store and corporate office space is $17,100, subject to certain Consumer Price Index escalation clauses. The Company believes that this space is adequate for its immediate needs.

        The Company believes that all properties are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

        Pursuant to an Asset Purchase Agreement dated August 2, 2000, as amended, the Company purchased from The Big Party, Debtor and Debtor-in-Possession, 33 retail locations and the assets located therein, including inventory. iParty and The Big Party were in disagreement concerning the value and amount due on account of the inventory. In connection with the Asset Purchase Agreement, the parties set up a $100,000 escrow as security for rental payments and other adjustments due. The Big Party filed a complaint with the U.S. Bankruptcy Court for the District of Delaware in January 2001 seeking payment of $625,568 on account of the inventory. Both parties agreed to a settlement amount of $357,500 in October 2001. The U.S. Bankruptcy Court for the District of Delaware approved the settlement in November 2001. The settlement amount, which was paid in January 2002, was adequately reserved for at December 29, 2001.

        The Company is not a party to any other material pending legal proceedings other than routine matters in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Principal Market

        The American Stock Exchange is the principal market for the Company's Common Stock, where its shares are traded under the symbol "IPT."

Market Information

        The Company's Common Stock began trading on the American Stock Exchange under the name iParty Corp., symbol "IPT", on January 3, 2000. The Company's Common Stock was quoted previously on the OTC Electronic Bulletin Board under the name iParty Corp., symbol "IPTY", commencing July 1998. Prior to that time, from February 1998 until July 1998, the Company's Common Stock was quoted on the OTC Bulletin Board under the name of WSI Acquisitions, Inc., symbol "WSIA".

        The following table sets forth the range of high and low sales prices on the American Stock Exchange for the Company's Common Stock for each of the quarters of the fiscal years 2002 and 2001.

	FISCAL 2002		FISCAL 2001
PERIOD
	HIGH	LOW	HIGH	LOW
Fourth Quarter	$0.30	$0.16	$0.70	$0.15
Third Quarter	$0.42	$0.25	$0.27	$0.09
Second Quarter	$0.42	$0.24	$0.25	$0.10
First Quarter	$0.79	$0.28	$0.30	$0.12

Dividends

        The Company has never paid a cash dividend on its shares of Common Stock and has no expectation of doing so for the foreseeable future. The Company's existing line of credit agreement with Wells Fargo Retail Finance generally prohibits the payment of any dividends or other distributions to any of the Company's classes of capital stock.

Approximate Number of Equity Security Holders

        The approximate number of record holders of the Company's Common Stock as of March 24, 2003 was 112. The number of record owners was determined from the Company's shareholder records, and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of its Common Stock held by others as or in nominee names exceeds 500 in number.

Equity Compensation Plan Information

        The following sets forth certain information as of December 28, 2002 concerning the Company's equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,243,184	$1.01	2,412,441
Equity compensation plans not approved by security holders	—	—	—

Total	8,243,184	$1.01	2,412,441

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

        Certain statements in this Form 10-KSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The words "anticipates," "believes," "estimates," "expects," "plans," "intends" and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable it to do so. Forward-looking statements included in this Form 10-KSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statements. Such future results are based upon the Company's best estimates based upon current conditions and the most recent results of operations. Various risks, uncertainties and contingencies could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including, but not limited to, the following: the success or failure of the Company's efforts to implement its business strategy; the Company's inability to obtain additional financing, if required; third-party suppliers' failure to fulfill their obligations to the Company; unseasonable weather; intense competition; the availability of retail store space on reasonable lease terms; the failure of the Company's systems or those of its third-party suppliers; general economic developments affecting consumer confidence or spending patterns, particularly in the New England region; and government regulation of the Internet.

Overview

        iParty believes it is a leading brand in the party industry in the markets it serves and is a leading resource for consumers in those markets seeking party goods, party planning advice and relevant information. iParty is a multi-channel retailer that operates 35 retail stores and an Internet site at www.iparty.com. The Company's website was launched in February 1999. On August 15, 2000 the Company's wholly-owned subsidiary, iParty Retail Stores Corp., purchased assets consisting of 33 store leases, fixtures and inventory from The Big Party Corporation. This enabled the Company to set up a retail stores operation and to become a multi-channel retailer for party goods. In fiscal years 2002 and 2001 over 98% of the Company's revenues were derived from its retail stores operation. The

Company's retail stores operation is supplemented by its Internet operation, which provides convenience to those customers who choose to shop over the Internet.

Results of Operations

        The 2002 fiscal year had 52 weeks and ended December 28, 2002. The 2001 fiscal year had 52 weeks and ended on December 29, 2001. The 2000 fiscal year had 52 weeks and ended on December 30, 2000.

        Fiscal 2002 compared to Fiscal 2001

  Revenue

        Consolidated revenue for fiscal 2002 was $52,177,923, an increase of $4,194,519, or 8.7% from the prior fiscal year. Revenue includes the selling price of party goods sold, net of returns and discounts, as well as outbound shipping and handling charges billed. Revenue is recognized at the point of sale for retail sales and upon shipment to customers for Internet sales.

        Retail stores revenue for fiscal 2002 was $51,547,321, an increase of $4,478,386, or 9.5% from the prior fiscal year. This increase was partly due to an increase of 6.0% in comparable stores, defined as those stores open for at least one full year. The increase in retail stores revenue was also attributable to the addition of two new stores, the first opened in March 2002 and the second opened in September 2002.

        Internet revenue for fiscal 2002 was $630,602, a decrease of $283,867, or 31.0% from the prior fiscal year. The decrease in Internet revenue was primarily attributable to the reduction from the prior fiscal year of marketing support for the Internet business as the Company shifted emphasis toward its retail stores business.

  Cost of products sold

        Consolidated cost of products sold for fiscal 2002 was 58.3% of revenue, a decrease of 2.1 percentage points from the prior fiscal year. Cost of products sold consists of the cost of merchandise sold to customers, store rent, warehousing costs, and outbound shipping and handling costs charged to the Company by its website fulfillment partner, Taymark.

        Cost of products sold from retail stores for fiscal 2002 was 58.1% of retail stores revenue, a decrease of 1.9 percentage points from the prior fiscal year. This decrease was primarily attributable to improved vendor pricing and terms.

        Cost of products sold from the Internet for fiscal 2002 was 76.9% of Internet revenue, a decrease of 0.8 percentage points from the prior fiscal year. This decrease reflects a reduction in promotional coupon discounts offered to the Company's Internet customers.

  Marketing and sales expense

        Consolidated marketing and sales expense for fiscal 2002 was $16,195,066 or 31.0% of revenue, an increase of $1,233,503 from the prior fiscal year. As a percentage of revenue, consolidated marketing and sales expense for fiscal 2002 decreased by 0.2 percentage points from the prior fiscal year. Marketing and sales expense consists primarily of advertising, public relations and promotional expenditures, as well as all store payroll and related expenses for personnel engaged in marketing and selling activities.

        Marketing and sales expense for retail stores for fiscal 2002 was $16,132,056 or 31.3% of retail stores revenue, an increase of $1,129,840 from the prior fiscal year. As a percentage of revenue, marketing and sales expense for retail stores for fiscal 2002 decreased by 0.6 percentage points from the prior fiscal year. The decrease as a percentage of revenue was the result of better leverage of store payroll and advertising from strong comparable store sales.

        Marketing and sales expense for the Internet for fiscal 2002 was $63,010 or 10.0% of Internet revenue, an increase of $103,663 from the prior fiscal year. Internet marketing and sales expense in fiscal 2001 was ($40,653), which reflected a reduction of $253,531 from the settlement of two advertising obligations that were previously expensed in fiscal 2000. Excluding the adjustment for these settlements, Internet marketing and sales expense in fiscal 2001 was $212,878 or 23.3% of Internet sales. Excluding the adjustment for these settlements, the net decrease in marketing and sales expense was a result of eliminating catalog and direct mail programs in fiscal 2002.

  General and administrative expense

        Consolidated General and Administrative ("G&A") expense for fiscal 2002 was $5,578,633 or 10.7% of revenue, a decrease of $328,236 and 1.6 percentage points from the prior fiscal year. G&A expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.

        G&A expense for retail stores for fiscal 2002 was $4,865,188 or 9.4% of retail stores revenue, an increase of $54,775 from the prior fiscal year. The amount spent on G&A for retail stores was relatively similar in fiscal 2002 and fiscal 2001 as increases for fees associated with redesign of the Company's wide-area network offset decreases in spending for recruitment and taking of the mid-year physical inventory. As a percentage of revenue, G&A expense for retail stores for fiscal 2002 decreased by 0.8 percentage points from the prior fiscal year.

        G&A expense for the Internet for fiscal 2002 totaled $713,445 or 113.1% of Internet revenue, a decrease of $383,011 and 6.8% of Internet revenue from the prior fiscal year. The decrease in G&A for the Internet was attributable to a reduction of payroll for finance and technology and a reduction in the cost associated with website hosting and maintenance. Internet G&A expense in fiscal 2001 was $1,096,456, which reflected the reversal of $141,328 representing the excess of amounts provided to close the Company's New York office over actual expenses incurred.

  Special charge

        As discussed in Note 9 to the Company's consolidated financial statements, the Company recorded a special charge in fiscal 2002 in the amount of $396,465 due to the overissuance of 590,327 common shares upon conversion of certain shares of its convertible preferred stock and the subsequent sale of such common shares into the public market. This overissuance by the Company resulted from a previously incorrect application of the anti-dilution provisions applicable to its Series B, C and D convertible preferred stock. This special charge includes $225,000 for professional fees incurred through December 28, 2002 and a non-cash charge of $171,465.

  Stock option compensation expense

        The stock option compensation expense consists of the amortization of stock options granted for consulting services rendered on behalf of the Company by certain of its Directors as well as the amortization of stock options granted in 1999 to the Company's Chief Executive Officer at an exercise price of $2.00, which was below the then-current market price of $3.38. The vesting periods ended in 2001, hence there was no stock option compensation in fiscal 2002. Stock option compensation expense was $320,373 in fiscal 2001.

  Interest income

        Interest income on cash and cash equivalents in fiscal 2002 was $9,045, a decrease of $108,386 from the prior fiscal year. The decrease in interest income was due to lower cash and investment balances and lower prevailing interest rates.

  Interest expense

        Interest expense in fiscal 2002 was $280,898, a decrease of $100,865 from the prior fiscal year. The decrease in interest expense was attributable to a reduced interest rate on the Company's borrowings on its line of credit and a reduction of outstanding borrowings throughout the year.

  Income taxes

        The Company has not provided a benefit for income taxes for fiscal 2002 and fiscal 2001 due to the uncertainty of future taxable income.

        At the end of fiscal 2002 the Company has estimated net operating loss carryforwards of approximately $24.6 million, which expire through fiscal 2021. In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards will be subject to annual limitations based upon certain ownership changes of the Company's stock that may occur.

  Net loss available to common stockholders

        Net loss available to common stockholders in fiscal 2002 was $774,719 due to the inclusion of a beneficial conversion dividend in the amount of $90,150, which reflects the impact of correcting the conversion ratios of the remaining preferred stockholders to rectify the error discussed in the special charge above. Net loss and net loss available to common stockholders were the same in fiscal 2001.

Critical Accounting Policies

        The Company's financial statements are based on the application of significant accounting policies, many of which require management to make significant estimates and assumptions (see Note 2 to the consolidated financial statements). The Company believes the following accounting policies to be those most important to the portrayal of its financial condition and those that require the most subjective judgment. If actual results differ significantly from management's estimates and projections, there could be a material effect on the Company's financial statements.

  Inventory and Related Allowance for Obsolete and Excess Inventory

        The Company's inventory consists of party supplies and is valued at weighted-average cost, which approximates FIFO (first-in, first-out) or market. Inventory has been reduced by an allowance for obsolete and excess inventory. The estimated allowance is based on the Company's review of inventories on hand compared to estimated future sales. Actual results could differ from these estimates.

  Revenue Recognition

        Revenue is recognized at the point of sale for retail sales and upon shipment to customers for Internet sales. Outbound shipping charges billed to Internet customers are included in net revenue. In accordance with Emerging Issues Task Force ("EITF") Issue No. 00-14, Accounting for Certain Sales Incentives, the Company classifies discounts as a reduction of revenue. The Company recognizes its revenue with respect to the Internet operation on a gross basis since the Company is the primary obligor to the customer and the merchant of record under the arrangement.

  Impairment of Long-Lived Assets

        The Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144) in 2002, which requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated results of operations in 2002.

  Income Taxes

        The Company records a valuation allowance against its deferred tax assets because of the uncertainty as to their realizability. Should the Company determine that it would be able to realize its deferred tax assets in the future an adjustment to the deferred tax assets would increase income in the period such determination was made.

New Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and rescinds EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its consolidated financial position or consolidated results of operations.

        In December 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of FASB Statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation for the beginning in annual reports after December 15, 2002. The requisite disclosures appear in Note 2 to the Company's financial statements.

        SFAS 148 also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial statements. The Company currently does not intend to voluntarily change from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. The Company will provide the required disclosure about the effects on reported net income (loss) of its accounting policy decisions with respect to stock-based employee compensation commencing with its interim financial statements for the three-month period ending March 29, 2003.

        In January 2003 the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, (Interpretation No. 46) to clarify the conditions in which assets, liabilities and activities and of another entity should be consolidated into a variable interest entity (including a special purpose entity such as that utilized in an accounts receivable securitization transaction) by a company that bears the majority of the risk of loss from the variable interest entity's activities, is entitled to receive a majority of the variable interest entity's residual returns or both. The provisions of Interpretation No. 46 are required to be adopted by the Company in fiscal 2003. The Company does not believe the adoption of Interpretation No. 46 will have any impact on its overall financial position or results of operations.

        In April 2002 the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This statement eliminates extraordinary accounting for a gain or loss reported on the extinguishment of debt and amends other existing authoritative pronouncements to make technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this standard are effective for the Company with the beginning of fiscal 2003. However, the Company does not believe the adoption of this standard will have a material impact on its overall financial position or results of operations.

Liquidity and Capital Resources

        The Company's operating activities provided $581,930 in cash in 2002 whereas the Company used cash in operating activities in the amount of $2,616,844 in 2001. The increase in cash from operating activities primarily reflects a reduction of $1,751,737 in net loss and a reduction in cash used to purchase inventory of $1,422,480.

        The Company invested cash in property and equipment, including new store developments, in 2002 and 2001 totaling $775,147 and $210,738, respectively. The increase in capital expenditures in 2002 was due to the addition of two new stores.

        The Company used $175,529 in net cash in financing activities in 2002 whereas the Company provided $257,369 in net cash in financing activities in 2001. As a result of the improved cash flow from operating activities the Company reduced the net increase in borrowings under its line of credit to $121,761 in 2002 compared to $554,187 in 2001.

        To date, the Company has raised an aggregate of approximately $31.0 million in equity financing.

        The Company has a line of credit with Wells Fargo Retail Finance. On May 23, 2002 the Company amended its existing line of credit (the "line"). The amendment extended the term of the line through July 31, 2004, reduced the minimum interest rate from 8% to 6.5% and eliminated certain financial covenants. The amended line allows for borrowings equal to the lesser of $7,500,000 or the borrowing base, as defined. Its inventory and other assets secure the Company's line of credit.

        The amounts outstanding under the Company's line of credit as of December 28, 2002 and December 29, 2001 were $3,476,738 and $3,354,977, respectively. The outstanding balances under the line of credit are classified as current liabilities in the accompanying consolidated balance sheets since the Company is required to apply daily lock box receipts to reduce the amount outstanding. At December 28, 2002, the Company had approximately $1,500,000 of availability under the line of credit.

        Interest on the amended line of credit is payable at the greater of the bank's base rate plus 1%, or 6.5%. Borrowings outstanding at December 28, 2002 accrued interest at 6.5%.

        The amended agreement includes only one financial covenant, which requires the Company to maintain a minimum availability under the line of credit in the amount of $300,000 at the end of each month. At December 28, 2002, the Company was in compliance with this financial covenant.

        The Company's prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, economic conditions, and contractual matters. The Company's expects its capital expenditures for 2003 to be primarily related to new stores, store improvements and technology advancements in support of growth and operational enhancement.

        Contractual obligations at December 28, 2002 were as follows:

	Less Than One Year	1-3 Years	4-5 years	After 5 Years	Total
Line of credit	$3,476,738	$—	$—	$—	$3,476,738
Capital lease obligations	237,080	3,173	—	—	240,253
Operating leases (including retail space leases)	5,129,422	9,581,353	6,019,869	4,223,550	24,954,194
Other liabilities	—	250,000	—	—	250,000

Total contractual obligations	$8,843,240	$9,834,526	$6,019,869	$4,223,550	$28,921,185

        The Company believes, based on its current operating plan, that anticipated revenues from operations and borrowings available under the existing line of credit will be sufficient to fund its operations and working capital requirements for the next 12 months. In the event that the Company's operating plan changes or proves inaccurate due to decreased revenues, unanticipated expenses, increased competition, unfavorable economic conditions, or other unforeseen circumstances, the Company's liquidity may be negatively impacted. Accordingly, the Company would be required to adjust its expenditures to conserve working capital or raise additional capital to fund operations. There can be no assurance, however, that, should the Company require additional financing, such financing will be available on terms and conditions acceptable to the Company.

Acquisitions

        The Company operates in an un-branded business arena that has many small players. As a result, the Company is considering growing its business through acquisitions of other entities. Any determination to make an acquisition will be based upon a variety of factors, including, without limitation, the purchase price and other financial terms of the transaction, the business prospects, geographical location and the extent to which any acquisition would enhance the Company's prospects. The Company has no plans, agreement, understanding, or arrangement with respect to any acquisition.

Stockholder Rights Plan

        On November 9, 2001, the Company announced that its Board of Directors adopted a Stockholder Rights Plan (the "Plan"). Under the Plan each share of the Company's capital stock outstanding at the close of business on November 9, 2001 and each share of the Company's capital stock issued subsequent to that date has a right associated with it, such that each share of its common stock is entitled to one right and each share of its preferred stock is entitled to such number of rights equal to the number of common shares into which it is convertible. The rights will become exercisable only in the event that, with certain exceptions, an acquiring party accumulates 10 percent or more of the Company's voting stock or if a party announces an offer to acquire 15 percent or more of the Company's voting stock. The rights will expire on November 9, 2011. When exercisable each right entitles the holder to purchase from the Company one one-hundredth of a share of a new series of Series G Junior Preferred Stock at an initial purchase price of $2.00. In addition, upon the occurrence of certain events holders of the rights will be entitled to purchase either iParty Corp. stock or shares in an "acquiring entity" at half of market value. The Company generally will be entitled to redeem the rights at $0.001 per right at any time until the date on which a 10 percent position in its voting stock is acquired by any person or group. Until a right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including, without limitation, the right to vote or receive dividends.

Effects of Inflation

        The Company does not view the effects of inflation to have a material effect upon its business.

ITEM 7. FINANCIAL STATEMENTS

        See Index to Financial Statements attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Effective as of June 28, 2002 the Company's Board of Directors, upon recommendation of its Audit Committee, dismissed Arthur Andersen LLP, which was ceasing operations, as the Company's independent accountants.

        The report of Arthur Andersen LLP on the Company's financial statements for the year ended December 29, 2001 and subsequent interim periods through their dismissal on June 28, 2002 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. During that period there were no (i) disagreements between Arthur Andersen LLP and the Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports on the Company's financial statements, or (ii) communications from Arthur Andersen LLP to the Company advising the Company with respect to any of the matters discussed in Item 304(a)(1)(iv)(B) of Regulation S-B.

        Arthur Andersen LLP has essentially ceased operations, and as a result, the Company has not furnished a copy of this report to Arthur Andersen LLP and has not requested it to furnish a letter addressed to the SEC stating whether it disagrees with the above statements.

        Effective as of July 17, 2002 the Company's Board of Directors, upon recommendation of its Audit Committee, engaged Ernst & Young LLP ("E&Y") to serve as the Company's independent auditors. During the Company's two most recent fiscal years and the subsequent period through July 17, 2002 neither the Company nor anyone on its behalf consulted with E&Y regarding any of the matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-B.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        The following table sets forth certain information regarding the Company's executive officers and directors:

NAME	AGE	POSITION
Sal Perisano	52	Chief Executive Officer, Director
Patrick Farrell	35	President, Chief Financial Officer
Robert H. Lessin	48	Director
Stuart G. Moldaw	75	Director
Lorenzo Roccia	28	Director
Christina Weaver	32	Director

        Sal Perisano has been a Director of the Company since October 1998 and its Chief Executive Officer since April 15, 1999. Mr. Perisano served as a member of the Board of Directors of The Big Party Corporation from 1992 to May 2000, as its Chairman of the Board from 1992 to December 1998 and as its President from 1992 to September 1998. In 1981, he co-founded Videosmith, which became Boston's dominant video retailer. In 1989, Videosmith was sold to a publicly traded company called Xtravision PLC, which owned 250 stores throughout the U.K. and Ireland. Mr. Perisano stayed on as a Director and was later named Chief Executive Officer of the parent company, which was subsequently acquired by Blockbuster Video. Mr. Perisano holds a B.A. from Boston College and an M.A. from Harvard University. Mr. Perisano is married to Ms. Dorice Dionne, who is employed by the Company as its Senior Vice President, Merchandising and Marketing.

        Patrick Farrell has been the Company's President since November 2000 and Chief Financial Officer since April 1999. From 1996 until joining iParty, Mr. Farrell was a Director, Financial Planning & Analysis and Controller for N2K Inc., where he helped negotiate that company's merger with CDnow. Prior to N2K, he served as Controller at EMI Music Group/Angel Records and as Manager of Finance and Accounting for Polygram/Def Jam Recordings, Inc. He began his professional career at Arthur Andersen LLP, where he was an Audit Senior when he left in 1994. Mr. Farrell graduated with honors in Accounting from Temple University, holds an M.B.A. from New York University and is a Certified Public Accountant.

        Robert H. Lessin has been a Director of the Company since July 1998. Mr. Lessin is a Vice Chairman of Jefferies & Company, Inc. and is involved in all aspects of the firm's investment banking activities. His 25-year investment banking career began at Morgan Stanley, where he became a partner in 1987, Vice Chairman of the Investment Banking Operating Committee in 1990, and Chairman of the Investment Bank's Strategy Committee in 1993. Subsequent to that firm, Mr. Lessin was Vice Chairman of Salomon Smith Barney, where he was also a member of the Executive Committee and Head of the Investment Bank, a position he held from 1993 to 1997. Most recently, Mr. Lessin was Chairman of the technology investment banking firm SoundView Technology Group, Inc. from April 1998 through October 2001. He remains Chairman of SoundView Ventures, the venture capital arm of SoundView Technology Group, Inc. Mr. Lessin is a graduate of Harvard College and holds an MBA from Harvard Business School.

        Stuart G. Moldaw has been a Director of the Company since October 1999. Mr. Moldaw currently serves as Chairman Emeritus, and from 1994 through June 2002 served as Chairman, of Gymboree Corporation, a specialty retailer of apparel and accessories for children. From 1980 through February 1990, Mr. Moldaw served as a general partner of U.S. Venture Partners. Mr. Moldaw also serves as a Director and Chairman Emeritus of Ross Stores, Inc., an off-price retailer of apparel and home accessories.

        Lorenzo Roccia has been a Director of the Company since April 2001. Mr. Roccia is Chairman and Chief Executive Officer of Roccia Venture Partners, a Latin American venture capital fund dedicated to investing in US companies for Latin American expansion. Prior to establishing Roccia Venture Partners, Mr. Roccia was a Senior Analyst in the Private Equity Group at Wit SoundView and a consultant to Wit SoundView's management team. From 1996 to 1998, Mr. Roccia was a member of the Venture Services Group of Salomon Smith Barney. He currently serves on the Board of Directors of Depilight S.A., a chain of medical technology service centers located throughout Venezuela. Mr. Roccia holds a degree in Political Science from Northeastern University.

        Christina Weaver has been a Director of the Company since December 2000. Ms. Weaver is an Associate of Hicks, Muse, Tate & Furst Incorporated, a global private equity investment firm, which she joined in February 1995. Ms. Weaver also serves on the Board of Directors of Vidrio Formas SA de CV. She received her undergraduate degree from Harvard University and her M.B.A. from Harvard Business School.

COMMITTEES OF THE BOARD OF DIRECTORS

        The Company's Board of Directors has an audit committee consisting of Messrs. Lessin and Roccia and Ms. Weaver, a compensation committee consisting of Messrs. Lessin, Roccia and Perisano and an executive committee consisting of Messrs. Perisano, Lessin and Moldaw. The Company's Board of Directors has no nominating committee.

CERTAIN REPORTS; SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

        No person who, during the fiscal year ended December 28, 2002 was a Director, Officer or beneficial owner of more than ten percent of the Company's Common Stock (which is the only class of the Company's securities registered under Section 12 of the Securities Exchange Act of 1934 (the "Act") (a "Reporting Person"), failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year, except that Mr. Perisano failed to timely file a Form 5due February 11, 2003 with respect to option grants made on May 2, 2002. Mr. Perisano submitted a Form 5 with the Securities and Exchange Commission on March 26, 2003. The foregoing is based solely upon the Company's review of Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(e) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY EXECUTIVE OFFICER COMPENSATION TABLE

        The following table summarizes the aggregate cash compensation paid during 2002, 2001 and 2000 (see footnotes below) to the Company's Chief Executive Officer and other executive officers that received compensation during 2002 in excess of $100,000 in salary and bonus pursuant to their contracts. Options have been granted to management as indicated below.

	ANNUAL COMPENSATION							LONG-TERM COMPENSATION AWARDS
NAME AND PRINCIPAL POSITION	YEAR	SALARY		BONUS	OTHER COMPENSATION			OPTIONS/SAR'S
Sal Perisano, Chief Executive Officer(1)	2002 2001 2000		$250,000 250,000 249,522	— — —		— — —		201,613 1,478,772 464,260
Patrick Farrell, President and Chief Financial Officer(2)	2002 2001 2000		$165,000 165,000 146,032	— — —		$47,073 27,202 —	(3)	— 574,430 165,657
John Jolly, Former Chief Operating Officer(4)	2002 2001 2000	$	— 131,098 135,641	— — —		— — —		— — 308,675
Maureen Broughton Murrah, Former President(5)	2002 2001 2000		— — —	— — —	$	— — 250,000		— — —

(1)
Mr. Perisano began his employment with the Company on March 30, 1999.

(2)
Mr. Farrell began his employment with the Company on April 1, 1999.

(3)
Includes $41,250 for retention and relocation from New York to Boston.

(4)
Mr. Jolly began his employment with the Company on April 26, 2000. On December 15, 2000, Mr. Jolly was terminated as a result of the New York office closing and received severance payments equal to six months salary.

(5)
Ms. Broughton Murrah resigned as the Company's President on November 15, 1999. Ms. Broughton Murrah did not receive any severance payment in connection with her resignation. In February 2000 Ms. Broughton Murrah exercised stock options on a cashless basis generating taxable compensation.

	OPTIONS GRANTED IN LAST FISCAL YEAR
NAME AND PRINCIPAL POSITION	NUMBER OF SECURITIES UNDERLYING OPTIONS GRANTED	PERCENT OF TOTAL OPTIONS GRANTED TO EMPLOYEES IN FISCAL YEAR	EXERCISE PRICE	EXPIRATION DATE
Sal Perisano, Chief Executive Officer(1)	201,613	22.9%	$0.31	5/01/2012
Patrick Farrell, President and Chief Financial Officer(1)	0	0.0%	$—	—

(1)
Mr. Perisano and Mr. Farrell did not exercise stock options in fiscal 2002.

EMPLOYMENT AND CONSULTING AGREEMENTS

        The Company entered into a first employment agreement with Mr. Perisano effective March 30, 1999, which provided for him to act as its Chief Executive Officer for a term that expired on March 30, 2002 and devote substantially his full working time and attention to the Company's business. The agreement provided for an initial annual salary of $150,000, which amount was increased to $250,000 beginning January 1, 2000, plus a discretionary bonus to be determined by the Board of Directors. Pursuant to this agreement, on March 30, 1999 Mr. Perisano was granted options to purchase an aggregate of 337,500 shares of common stock under the Company's stock option plan with an exercise price equal to the fair market value of the common stock on the date of grant ($3.75 per share) and as of March 29, 2002 all such options had vested. As further described in the agreement, on August 26, 1999 Mr. Perisano was granted options to purchase an aggregate of 434,730 shares of common stock pursuant to the Company's stock option plan with an exercise price equal to $2.00 per share, which was below the then-current market price of $3.38, and as of December 29, 2001 all such options had vested. The agreement provided that if Mr. Perisano was terminated without cause or resigns for "good reason" he would be entitled to receive his then-current salary for a period of nine months. The agreement contained certain restrictions on competition.

        On March 26, 2002, the Company entered into a new employment agreement with Mr. Perisano, which provides for him to continue to act as its Chief Executive Officer for a term commencing on March 31, 2002 and expiring on March 30, 2004 and to continue to devote substantially his full working time and attention to the Company's business. The agreement provides for an annual salary of $250,000 plus a discretionary bonus to be determined by the Board of Directors. The agreement provides that if Mr. Perisano is terminated without cause or resigns for "good reason" he will be entitled to receive his then-current salary for a period of twelve months. The agreement contains certain restrictions on competition.

        The Company entered into an employment agreement with Mr. Farrell dated March 12, 1999, which provided for him to serve as its Senior Vice President and Chief Financial Officer for a term which expired on December 31, 2000. The agreement provided for an initial base salary of $115,000 per year. In connection with the agreement Mr. Farrell was granted options to purchase an aggregate of 115,000 shares of common stock under the Company's stock option plan and as of February 1, 2000 all such options had vested. If the Company terminated the employment agreement without cause

Mr. Farrell was entitled to receive his full then-current base salary for a period of three months from the date of termination and half of his then-current base salary for a period of three months thereafter.

        On November 1, 2000 the Company amended Mr. Farrell's employment agreement dated March 12, 1999. The amended employment agreement provided for Mr. Farrell to serve as the Company's President and Chief Financial Officer and as President of its subsidiary, iParty Retail for a term which expired December 31, 2001. The agreement provided for an initial base salary of $165,000 per year. If employed at the end of the term, the agreement entitled Mr. Farrell to receive a bonus equal to four and one-half months of his base salary. If the Company terminated the employment agreement without cause Mr. Farrell would have received his full then-current base salary for a period of four and one-half months from the date of termination.

        On December 31, 2001, the Company entered into a new employment agreement with Mr. Farrell, which provides for him to act as its President and Chief Financial Officer for a term commencing on January 1, 2002 and expiring on March 31, 2004 and devote substantially his full working time and attention to the Company's business. The agreement provides for an annual salary of $165,000 plus a discretionary bonus to be determined by the Board of Directors. The agreement provides that if Mr. Farrell is terminated without cause he will be entitled to receive his then-current salary for a period of six months. The agreement contains certain restrictions on competition.

        The Company entered into an employment agreement with Ms. Dionne effective March 30, 1999, which provided for her to act as its Senior Vice President, Merchandising and Marketing for a term that expired on March 30, 2002 and devote substantially her full working time and attention to the Company's business. The agreement provided for an initial annual salary of $100,000, which amount was increased to $125,000 beginning January 1, 2000, plus a discretionary bonus to be determined by the Board of Directors. As described in the agreement, on March 30, 1999 Ms. Dionnne was granted options to purchase an aggregate of 337,500 shares of common stock pursuant to the Company's stock option plan with an exercise price equal to the fair market value of the common stock on the date of grant ($3.75 per share) and as of March 29, 2002 all such options had vested. The agreement provided that if Ms. Dionne was terminated without cause she would be entitled to receive her then-current salary for a period of six months. The agreement contained certain restrictions on competition.

        On March 26, 2002, the Company entered into a new employment agreement with Ms. Dionne, which provides for her to continue to act as its Senior Vice President, Merchandising and Marketing for a term commencing on March 31, 2002 and expiring on March 30, 2004 and continue to devote substantially her full working time and attention to the Company's business. The agreement provides for an annual salary of $150,000 plus a discretionary bonus to be determined by the Board of Directors. The agreement provides that if Ms. Dionne is terminated without cause she will be entitled to receive her then-current salary for a period of twelve months. The agreement contains certain restrictions on competition.

        The Company entered into a consulting agreement with Mr. Moldaw, a Director of the Company, dated September 7, 1999. The agreement had a term of three years but could be terminated by either party upon 90 days' written notice. Under the terms of the agreement Mr. Moldaw was granted options to purchase 100,000 shares of common stock with an exercise price of $2.00 per share which vested over 36 months. This consulting agreement was terminated on December 28, 2001. As a result of this termination, Mr. Moldaw's options fully vested on that date.

INDEMNIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

        The Company's certificate of incorporation, as amended, and bylaws provide that it indemnify all of its directors and officers to the fullest extent permitted by the Delaware General Corporation Law. Under the Company's certificate of incorporation, as amended, and bylaws, any director or officer, who in his or her capacity as such is made or threatened to be made, party to any suit or proceeding, will be indemnified. A director or officer will be indemnified if it is determined that the director or officer acted in good faith and in a manner he reasonably believed to be in or not opposed to the Company's best interests. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and persons controlling the Company pursuant to the foregoing provision, or otherwise, the Company has been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

        The Company maintains a directors' and officers' liability insurance policy covering certain liabilities that may be incurred by directors and officer in connection with the performance of their duties. The Company pays the entire premium for the liability insurance. The Company has key-person life insurance policies on the lives of each of Mr. Perisano and Ms. Dionne in the amount of $2,000,000 each.

DIRECTOR COMPENSATION

        Under the Company's Amended and Restated 1998 Incentive and Non-qualified Stock Option Plan, each non-employee director is granted, on the effective date of the commencement of his or her term as director, options to purchase 25,000 shares of common stock. In addition, on an annual basis on the last trading date in August of each year, commencing August 1998, each of the Company's directors who is not an executive officer is granted options to acquire 25,000 shares of common stock at an exercise price equal to the fair market value of the underlying common stock on the date of grant.

STOCK OPTION PLAN

        In July 1998 the Company's Board of Directors adopted the 1998 Incentive and Nonqualified Stock Option Plan (the "Plan"), under which, as amended and restated, there are currently 11,000,000 shares of common stock reserved for issuance. The Plan provides for the award of options, which may be either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or non-qualified options which are not subject to special tax treatment under the Code. The Company's Board of Directors or a committee appointed by the Board administers the Plan. Officers, directors, key employees of, and consultants to, the Company or any parent or subsidiary corporation selected by the Board are eligible to receive options under the Plan. Except for automatic annual grants of options (each covering 25,000 shares of common stock) to directors, the Board is authorized to designate the number of shares to be covered by each option, the terms of the option, the dates on which and the rates at which options may be exercised, the method of payment and other terms.

        The exercise price for incentive stock options cannot be less than the fair market value of the stock subject to the option on the grant date (110% of such fair market value in the case of incentive stock options granted to a participant owning more than ten per cent of the total voting power of the Company's capital stock). The Board will fix the exercise price of a nonqualified stock option at whatever price the Board may determine in good faith in accordance with applicable law. Unless the Board determines otherwise, options generally have a 10-year term (or five years in the case of incentive stock options granted to a participant owning more than ten per cent of the total voting power of the Company's capital stock). Unless the Board provides otherwise, the unvested portion of options terminates upon the termination of a participant's employment and the participant may exercise an option to the extent it was exercisable on the date of termination for a period of time after termination (generally between 3 months and one year). Options must always be exercised by paying with cash, certified check or bank check, and if established by the Company, through a "same day sale" commitment from a participant and a broker-dealer selected by the Company that is a member of the National Association of Securities Dealers. The Board may also permit, in its discretion, the exercise price to be paid with shares that have generally been held by the participant for at least 6 months, or through additional methods selected by the Board, or through a combination of methods, if permitted under applicable law.

        In the event of any change in the outstanding shares of common stock by reason of any reclassification, recapitalization, merger, consolidation, reorganization, spin-off, stock dividend, stock split or reverse stock split, exchange of shares or similar change in the corporate structure, the Board will make an appropriate adjustment in the aggregate number of shares available under the Plan and in the number of shares and price per share subject to outstanding options. In the event that the Company is reorganized, consolidated, or merged with another corporation, or if all or substantially all of its assets are sold or exchanged, the holder of the option is entitled to receive upon the exercise of his or her option, the same number and kind of shares of stock or the same amount of property, cash or other securities as he or she would have been entitled to receive upon the happening of any such corporate event as if he had exercised such option and had been immediately prior to such event, the holder of the number of shares covered by such option.

        Outstanding options will vest and become immediately exercisable in full upon the occurrence of: (i) if not previously approved by the Board, any person or entity becoming the beneficial owner of 30 percent or more of the combined voting power of the Company's then outstanding securities; (ii) the first day on which shares of the Company's common stock are purchased pursuant to a tender offer or exchange offer, unless the offer was previously approved, or not opposed, by the Board; (iii) approval of the Company's stockholders of: an agreement to merge or consolidate with or into another corporation in which the Company does not survive, or an agreement to sell or dispose of all or substantially all of the Company's assets, unless in either case the Board has resolved that the options will not vest; or (iv) change in the composition of the Board members over a two-year period so that the members who sit on the Board at the beginning of the period no longer constitute a majority of the Board at the end of the period, unless the election or nomination of each new director was approved by at least a majority of the members then still in office who were directors at the beginning of the period. In addition, the Board has the authority to accelerate the vesting of any option at any time.

        The Board may, at any time, modify, amend or terminate the Plan; provided, however, that the Board may condition the effectiveness of any such amendment on the receipt of stockholder approval as may be required by applicable statute, rule or regulation. Any such termination, modification or amendment may not, without the consent of the participant, adversely affect the rights conferred by an outstanding option.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of March 24, 2003 certain information with respect to the beneficial ownership of each class of the Company's equity securities by each director, beneficial owners of 5% or more of the Company's common stock, the named executive officers and all of the Company's directors and executive officers as a group.

NAME OF BENEFICIAL OWNER(1)	NUMBER OF COMMON SHARES BENEFICIALLY OWNED(2)		PERCENT OF CLASS
Sal Perisano	3,247,956	(3)	16.2%
Patrick Farrell	681,860	(4)	3.9%
Robert H. Lessin Jefferies & Co. 520 Madison Ave., 12th Floor New York, NY 10022	12,069,416	(5)(6)	52.3%
iParty LLC c/o Robert H. Lessin Jefferies & Co. 520 Madison Ave., 12th Floor New York, NY 10022	6,000,000	(6)	35.3%
Ajmal Khan The Verus Group 1177 West Hastings Street Vancouver, British Columbia Canada V6E 2K3	2,349,968	(7)	12.2%
Stuart G. Moldaw 1550 El Camino Real Suite 290 Menlo Park, CA 94025	855,450	(8)	4.8%
Lorenzo Roccia 41 East 11 St. 11th Floor New York, NY 10003	4,598,339	(9)	21.7%
Roccia Partners, L.P. c/o Lorenzo Roccia 41 East 11 St. 11th Floor New York, NY 10003	4,423,339	(10)	21.0%
Boston Millennia Partners, LP 30 Rowes Wharf Suite 500 Boston, MA 02110	2,110,600	(11)	11.0%
Hampton Associates Limited 1702 Dina House Ruttonjee Centre 11 Duddell Street Central Hong Kong	1,190,795	(12)	6.5%

HMTF Holdings 200 Crescent Court, Suite 1600 Dallas, TX 75201	5,351,250	(13)	23.9%
Patriot Capital Limited P.O. Box 438 Road Town Tortola, British Virgin Island	1,184,803	(14)	6.5%
Christina Weaver Hicks, Muse, Tate & Furst Incorporated 200 Crescent Court, Suite 1600 Dallas, TX 75201	75,000	(15)	0.4%
All Officers and Directors as a Group (6 persons)	21,528,021		67.3%

(1)
Unless otherwise indicated, all addresses are c/o iParty Corp., 1457 VFW Parkway, West Roxbury, MA 02132.

(2)
Beneficial ownership has been determined in accordance with Instruction 4 to Item 403 of Regulation S-B and Rule 13d-3 under the Securities and Exchange Act, and unless otherwise indicated, represents shares for which the beneficial owner has sole voting and investment power. The percentage of class is calculated in accordance with Rule 13d-3 and is based on 17,003,003 shares outstanding as of March 24, 2003.

(3)
Includes 3,102,956 shares of common stock that may be acquired upon the exercise of presently exercisable options and options that will be exercisable within 60 days of March 27, 2003 issued pursuant to the Plan (including 50,000 options in connection with Mr. Perisano's consulting agreement and 25,000 in connection with his role as a Director of the Company). Included in this number are 2,027,234 options in the name of Mr. Perisano and 1,075,722 options in the name of Mr. Perisano's wife, Ms. Dionne. Also includes 145,000 shares of common stock held jointly by them.

(4)
Includes 44,500 shares of common stock, 637,360 shares of common stock that may be acquired upon the exercise of presently exercisable options and options that will be exercisable within 60 days of March 27, 2003 issued pursuant to the Plan.

(5)
Includes (1) 6,000,000 shares of common stock owned by iParty LLC, in which Mr. Lessin is a member and the manager and a 78.3% owner, (2) 225,000 shares of common stock which may be acquired upon the exercise of presently exercisable options issued under the Plan, (3) 273,268 shares of common stock which may be acquired upon the exercise of presently exercisable warrants, (4) 1,608,750 shares of common stock which may be acquired upon the conversion of 125,000 shares of presently convertible Series B convertible preferred stock (5) 1,200,000 shares of common stock which may be acquired upon the exercise of redeemable common stock purchase warrants, and (6) 2,762,398 shares of common stock which may be acquired upon the conversion of 266,666 shares of presently convertible Series E convertible preferred stock.

(6)
iParty LLC is a Delaware limited liability company and a 35.3% shareholder of iParty Corp. Mr. Lessin is the manager and 78.3% owner of iParty LLC.

(7)
Includes (1) 75,000 shares of common stock which may be acquired upon the exercise of presently exercisable options issued pursuant to the Plan, (2) 25,000 shares of common stock held by Verus Capital Corp., of which Mr. Khan is the sole stockholder, and (3) 1,784,968 shares of common stock which may be acquired upon the conversion of 170,000 shares of presently convertible Series E convertible preferred stock. Also includes presently exercisable options, held by Verus Capital Corp., to purchase 225,000 and 240,000 shares of Series A preferred stock from Henslowe Trading Limited and Ruffino Developments Limited, respectively. Such shares of Series A preferred stock may presently be converted into a total of 465,000 shares of common stock.

(8)
Includes (1) 450,450 shares of common stock which may be acquired upon the conversion of 35,000 shares of presently convertible Series B convertible preferred stock, (2) 80,000 shares of common stock which may be acquired upon the exercise of redeemable common stock purchase warrants, and (3) 325,000 shares of common stock which may be acquired upon the exercise of presently exercisable options issued under the Plan.

(9)
Includes 175,000 shares of common stock which may be acquired upon the exercise of presently exercisable options issued under the Plan. Also includes (1) 2,311,586 shares of common stock which may be acquired upon the conversion of 179,610 shares of presently convertible Series B convertible preferred stock held in the name of Roccia Partners, L.P. and (2) 1,436,883 shares of common stock which may be acquired upon the exercise of redeemable common stock purchase warrants held in the name of Roccia Partners, L.P. Mr. Roccia is a general partner of Roccia Partners, L.P. Also includes (1) 364,100 shares of common stock held in the name of Roccia Venture Partners, L.P. and (2) 310,770 shares of common stock which may be acquired upon the conversion of 30,000 shares of presently convertible Series E convertible preferred stock held in the name of Roccia Venture Partners, L.P. Mr. Roccia is a general partner of Roccia Venture Partners, L.P.

(10)
Includes (1) 2,311,586 shares of common stock which may be acquired upon the conversion of 179,610 shares of presently convertible Series B convertible preferred stock held in the name of Roccia Partners, L.P. and (2) 1,436,883 shares of common stock which may be acquired upon the exercise of redeemable common stock purchase warrants held in the name of Roccia Partners, L.P. Mr. Roccia is a general partner of Roccia Partners, L.P. Also includes (1) 364,100 shares of common stock held in the name of Roccia Venture Partners, L.P. and (2) 310,770 shares of common stock which may be acquired upon the conversion of 30,000 shares of presently convertible Series E convertible preferred stock held in the name of Roccia Venture Partners, L.P. Mr. Roccia is a general partner of Roccia Venture Partners, L.P. Does not include 175,000 shares of common stock which may be acquired by Lorenzo Roccia upon the exercise of presently exercisable options issued under the Plan.

(11)
Includes 1,310,600 shares of common stock that may be acquired upon the conversion of 100,000 shares of presently convertible Series C convertible preferred stock and 800,000 shares of common stock which may be acquired upon the exercise of redeemable common stock purchase warrants owned by Boston Millennia Partners Limited Partnership and an affiliated entity.

(12)
Includes (1) 577,117 shares of common stock which may be acquired upon the conversion of 44,842 shares of presently convertible Series B convertible preferred stock, (2) 254,942 shares of common stock which may be acquired upon the exercise of presently exercisable warrants and (3) 358,736 shares of common stock which may be acquired upon the exercise of redeemable common stock purchase warrants.

(13)
Includes 3,513,750 shares of common stock which may be acquired upon the conversion of 250,000 shares of presently convertible Series D convertible preferred stock and 1,837,500 shares of common stock which may be acquired upon the exercise of redeemable common stock purchase warrants owned by HMTF Holdings. The general partner of the sole member of the managing partner of HMTF Holdings is HM5/GP LLC ("HM5"). Thomas O. Hicks is the Chairman and the controlling member of HM5 and, accordingly, may be deemed to be the beneficial owner of all or a portion of the shares of common stock issuable to HM5. Peter S. Brodsky, Dan H. Blanks, Joe

  Colonnetta, Jack D.Furst, Lyndon Lea, John R. Muse, Eric C. Neuman, and Andrew S. Rosen are partners of Hicks, Muse, Tate & Furst Incorporated, which is an affiliate of Mr. Hicks and HM5, and serve as executive officers of HM5, and as such may be deemed to beneficially own all or a portion of the shares of common stock issuable to HM5. Each of Messrs. Hicks, Brodsky, Blanks, Colonnetta, Furst, Lea, Muse, Neuman, and Rosen expressly disclaims (1) the existence of any group and (2) beneficial ownership with respect to any shares of common stock of which he is not the record owner.

(14)
Includes 1,184,803 shares of common stock, which may be acquired upon the conversion of 114,286 shares of presently convertible Series F convertible preferred stock.

(15)
Includes 75,000 shares of common stock that may be acquired upon the exercise of presently exercisable options issued pursuant to the Plan. Ms. Weaver is employed by Hicks, Muse, Tate and Furst Incorporated.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        For information concerning the employment agreements and consulting agreements with certain officers and directors see Item 10 "Executive Compensation". Mr. Perisano and Ms. Dionne are husband and wife.

        As described in Mr. Perisano's first employment agreement with the Company, on August 26, 1999 the Company granted Mr. Perisano, options to purchase an aggregate of 434,730 shares of the Company's common stock pursuant to the Company's stock option plan with an exercise price of $2.00, which was below the then-current market price of $3.38. As of December 29, 2001 all such options had vested. These options were valued using the Black-Scholes options pricing model and fully expensed. The Company charged $273,971 related to this stock option grant to stock option compensation expense in fiscal 2001.

        On September 7, 1999, the Company entered into a three year consulting agreement with one of its outside directors, Mr. Stuart Moldaw. The compensation under the agreement consisted of options to purchase 100,000 shares of the Company's common stock with an exercise price of $2.00. The options vested ratably over three years. The fair market value of the Company's stock on the grant date was $3.94. In accordance with EITF Issue No. 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, at the end of each financial reporting period, the value of these shares (as calculated using the Black-Scholes option pricing model) are remeasured using the then-current fair value of the Company's common stock. On December 28, 2001, the Company terminated this consulting agreement and accelerated the vesting of the remaining options. The fair value of the options was remeasured for the last time upon termination of the agreement. The Company charged $17,754 in fiscal 2001 related to this consulting agreement to expense.

        On March 9, 2001 and April 5, 2001, the Company granted 100,000 options each to two of its outside directors, Mr. Lorenzo Roccia and Mr. Stuart Moldaw for past services performed. In accordance with EITF 96-18 these options were valued using the Black-Scholes options pricing model and fully expensed. The Company charged $28,648 to compensation expense for these consulting services in 2001.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

  (A)
  1. Financial Statements

    See Index to Financial Statements Attached hereto.

    2. Exhibits:

    Incorporated by reference to the Exhibit Index at the end of this Report.

  (B)
  Reports on Form 8-K

        During the last quarter of the period covered by this Report, the Company filed a report on Form 8-K on October 31, 2002 to notify stockholders that the Company had incorrectly applied the anti-dilution provisions of its Series B, C and D convertible preferred stock in conjunction with dilutive financings in August and September 2000.

ITEM 14. CONTROLS AND PROCEDURES

        As of December 28, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are designed to ensure the information required to be disclosed by the Company in reports it files or submits under the Securities and Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and are operating in an effective manner. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 28, 2002.

SIGNATURES

        IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

iPARTY CORP.
By:	/s/ SAL PERISANO Sal Perisano Chief Executive Officer and Principal Executive Officer

Dated: March 27, 2003

        IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE

/s/ SAL PERISANO Sal Perisano	Chief Executive Officer, Principal Executive Officer and Director	March 27, 2003
/s/ ROBERT LESSIN Robert Lessin	Director	March 27, 2003
/s/ STUART G. MOLDAW Stuart G. Moldaw	Director	March 27, 2003
/s/ LORENZO ROCCIA Lorenzo Roccia	Director	March 27, 2003
/s/ CHRISTINA WEAVER Christina Weaver	Director	March 27, 2003
/s/ PATRICK FARRELL Patrick Farrell	President, Chief Financial Officer and Principal Financial Officer	March 27, 2003

Annual Certification Pursuant
To Section 302 of the
Sarbanes-Oxley Act of 2002

I, Sal Perisano, certify that:

1.
I have reviewed this annual report on Form 10-KSB of iParty Corp.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ SAL PERISANO Sal Perisano Chief Executive Officer

Annual Certification Pursuant
To Section 302 of the
Sarbanes-Oxley Act of 2002

I, Patrick Farrell, certify that:

1.
I have reviewed this annual report on Form 10-KSB of iParty Corp.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ PATRICK FARRELL Patrick Farrell President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER		DESCRIPTION
3.1		Restated Certificate of Incorporation of WSI Acquisition Corp. and Certificate of Merger by iParty Corp. into WSI Acquisition Corp.(1)
3.2		Certificate of Designation of Series A Preferred Stock of WSI Acquisitions, Corp.(1)
3.3		Certificate of Designation of Series B Preferred Stock of iParty Corp.(2)
3.4		Certificate of Designation of Series C Preferred Stock of iParty Corp.(2)
3.5		Certificate of Designation of Series D Preferred Stock of iParty Corp.(4)
3.6		Certificate of Designation of Series E Preferred Stock of iParty Corp.(5)
3.7	**	Certificate of Correction to Certificate of Designation of Series E Preferred Stock of iParty Corp.
3.8		Certificate of Designation of Series F Preferred Stock of iParty Corp.(6)
3.9		Certificate of Designation of Series G Junior Preferred Stock of iParty Corp.(11)
3.10		By-Laws of WSI Acquisition Corp., as amended.(1)
4.1		Warrant Agreement between iParty Corp., Continental Stock Transfer & Trust Company and Commonwealth Associates, LP.(2)
4. 2		Warrant Agreement between iParty Corp., Continental Stock Transfer & Trust Company and Commonwealth Associates, LP.(2)
4.3		Taymark Warrant Certificate.(10)
4.4		Margaritaville Holdings LLC Warrant Certificate.(10)
10.1		Agreement and Plan of Merger between iParty Corp. and WSI Acquisitions Corp.(1)
10.2		1998 Incentive and Non-Qualified Stock Option Plan.(1)
10.3	**	Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan.
10.4		First Employment Agreement of Patrick Farrell.(3)
10.5		Amended and Restated First Employment Agreement of Patrick Farrell.(3)
10.6		Second Employment Agreement of Patrick Farrell.(8)
10.7		First Employment Agreement of Sal Perisano.(3)
10.8		Second Employment Agreement of Sal Perisano.(8)
10.9		First Employment Agreement of Dorice Dionne.(3)
10.10		Second Employment Agreement of Dorice Dionne.(8)
10.13		Fulfillment Agreement between iParty Corp. and Taymark.(3)
10.14	**	Extension to Fulfillment Agreement between iParty Corp. and Taymark.
10.15		Consulting Agreement between iParty Corp. and Stuart Moldaw.(2)
10.16		Rights Agreement between iParty Corp. and Continental Stock Transfer & Trust, as Rights Agent.(7)

10.17	**	Loan and Security Agreement between iParty Retail Stores Corp. and Paragon Capital LLC.
10.18		First Amendment to Loan and Security Agreement by and among iParty Corp., iParty Retail Stores Corp. and Wells Fargo Retail Finance, LLC.(9)
10.19		Asset Purchase Agreement by and among iParty Retail Stores Corp. and The Big Party Corporation.(5)
10.20		Amendment No. 1 to Asset Purchase Agreement by and among iParty Retail Stores Corp. and The Big Party Corporation.(5)
10.21		Amendment No. 2 to Asset Purchase Agreement by and among iParty Retail Stores Corp. and The Big Party Corporation.(5)
10.22		Stock Purchase Agreement by and among iParty Corp., Ajmal Khan and Robert Lessin.(5)
10.23		Stock Purchase Agreement between iParty Corp. and Patriot Capital Ltd.(6)
10.24		Agreement between iParty Corp. and Margaritaville Holdings LLC.(10)
10.25		StarGreetings License Agreement.(1)
10.26		Funding Agreement among iParty Corp., Robert Lessin and Ajmal Khan.(3)
10.27	**	Lease between E & D Realty Trust, Lessor, and The Big Party, Inc., Lessee, for a Portion of the Premises at 1455-1457 VFW Parkway, West Roxbury, MA, Including First and Second Amendments thereto.
10.28	**	Trademark Security Agreement between iParty Retail Stores Corp. and Paragon Capital LLC.
10.29	**	Trademark Security Agreement between iParty Corp. and Wells Fargo Retail Finance, LLC.
21.1	**	Subsidiaries of Registrant
23.1	**	Consent of Ernst & Young LLP, Independent Auditors.
23.2	**	Explanation Concerning Absence of Current Written Consent of Arthur Andersen LLP.
99.1	**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.
99.2	**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

**
Filed herewith.

(1)
Filed as an exhibit to iParty's Registration Statement on Form 10-SB, Registration No. 0-25507, as filed with the Securities and Exchange Commission on March 8, 1999 and incorporated herein by reference.

(2)
Filed as an exhibit to Amendment No. 2 to iParty's Registration Statement on Form 10-SB, Registration No. 0-25507, as filed with the Securities and Exchange Commission on October 19, 1999 and incorporated herein by reference.

(3)
Filed as an exhibit to Amendment No. 1 to iParty's Registration Statement on Form 10-SB, Registration No. 0-25507, as filed with the Securities and Exchange Commission on July 12, 1999 and incorporated herein by reference.

(4)
Filed as an exhibit to iParty's Annual Report on Form 10-KSB for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on April 14, 2000 and incorporated herein by reference.

(5)
Filed as an exhibit to iParty's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 30, 2000 and incorporated herein by reference.

(6)
Filed as an exhibit to iParty's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 15, 2000 and incorporated herein by reference.

(7)
Filed as an exhibit to iParty's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 16, 2001 and incorporated herein by reference.

(8)
Filed as an exhibit to iParty's Annual Report on Form 10-KSB for the year ended December 29, 2001, as filed with the Securities and Exchange Commission on March 27, 2002 and incorporated herein by reference.

(9)
Filed as an exhibit to iParty's Quarterly Report on Form 10-QSB for the quarterly period ended June 29, 2002, as filed with the Securities and Exchange Commission on August 13, 2002 and incorporated herein by reference.

(10)
Filed as an exhibit to iParty's Registration Statement on Form SB-2, Registration No. 333-40568, as filed with the Securities and Exchange Commission on June 30, 2000 and incorporated herein by reference.

(11)
Included as an exhibit (Exhibit C) to Exhibit 99.2 to iParty's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 16, 2001 and incorporated herein by reference.

iParty Corp.
Index to Financial Statements
Years ended December 28, 2002 and December 29, 2001

Report of Independent Auditors

Board of Directors and Stockholders
iParty Corp.

        We have audited the accompanying consolidated balance sheet of iParty Corp. and subsidiaries as of December 28, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of iParty Corp. as of December 29, 2001, were audited by other auditors who have ceased operations and whose report dated February 22, 2002 expressed an unqualified opinion on those consolidated statements.

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

        In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of iParty Corp. and subsidiaries as of December 28, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
February 21, 2003

        This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the consolidated financial statements of iParty Corp. as of December 29, 2001 and December 30, 2000, and for the years then included in the Annual Report on Form 10-KSB of iParty Corp. for the fiscal year ended December 29, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with the filing of this Annual Report on Form 10-KSB for the fiscal year ended December 28, 2002. The consolidated balance sheet as of December 30, 2000 and the consolidated statements of operations, stockholders' equity and cash flows for the year ended December 30, 2000 related to this audit report have not been included in the consolidated financial statements in this Annual Report on Form 10-KSB for the fiscal year ended December 28, 2002.

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

/s/ Arthur Andersen LLP

Boston, Massachusetts
February 22, 2002

iPARTY CORP.

CONSOLIDATED BALANCE SHEETS

	December 28, 2002	December 29, 2001
ASSETS
Current assets:
Cash and cash equivalents	$2,326,343	$2,399,084
Restricted cash	371,952	667,957
Accounts receivable	445,988	541,703
Inventory, net	8,916,664	9,282,852
Prepaid expenses and other assets	294,370	337,997

Total current assets	12,355,317	13,229,593
Property and equipment, net	1,128,897	979,042
Other assets	331,669	324,583

Total assets	$13,815,883	$14,533,218

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,752,311	$2,636,160
Accrued expenses	1,867,496	2,122,748
Current portion of capital lease obligations	237,080	274,012
Borrowings under line of credit	3,476,738	3,354,977

Total current liabilities	8,333,625	8,387,897
Long-term liabilities:
Capital lease obligations, net of current portion	3,173	260,338
Other liabilities	678,932	576,414

Total long-term liabilities	682,105	836,752
Total liabilities	9,015,730	9,224,649
Commitments and contingencies
Stockholders' equity:
Preferred stock—$.001 par value; 10,000,000 shares authorized,
Series A Convertible Preferred stock—1,000,000 shares authorized, issued and outstanding in 2002 and 2001 (aggregate liquidation value of $1,000,000 at December 28, 2002)	1,000	1,000
Series B Convertible Preferred stock—1,150,000 shares authorized; 684,799 and 1,118,559 shares issued and outstanding in 2002 and 2001, respectively (aggregate liquidation value of $13,695,973 at December 28, 2002) (see Notes 9 and 10)	685	1,119
Series C Convertible Preferred stock—100,000 shares authorized; 100,000 and 145,198 shares issued and outstanding in 2002 and 2001, respectively (aggregate liquidation value of $2,000,000 at December 28, 2002) (see Notes 9 and 10)	100	145
Series D Convertible Preferred stock—250,000 shares authorized; 250,000 and 362,996 shares issued and outstanding in 2002 and 2001, respectively (aggregate liquidation value of $5,000,000 at December 28, 2002) (see Notes 9 and 10)	250	363
Series E Convertible Preferred stock—533,333 shares authorized; 466,667 and 533,333 shares issued and outstanding in 2002 and 2001, respectively (aggregate liquidation value of $1,750,000 at December 28, 2002) (see Notes 9 and 10)	467	533
Series F Convertible Preferred stock—114,286 shares authorized, issued and outstanding in 2002 and 2001 (aggregate liquidation value of $500,000 at December 28, 2002)	114	114
Common stock—$.001 par value; 150,000,000 shares authorized; 16,996,570 and 15,122,675 shares issued and outstanding in 2002 and 2001, respectively	16,997	15,123
Additional paid-in capital	64,749,794	64,484,707
Accumulated deficit	(59,969,254)	(59,194,535)

Total stockholders' equity	4,800,153	5,308,569

Total liabilities and stockholders' equity	$13,815,883	$14,533,218

The accompanying notes are an integral party of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 28, 2002	December 29, 2001
Revenues	$52,177,923	$47,983,404
Operating costs:
Cost of products sold	30,420,475	28,966,573
Marketing and sales	16,195,066	14,961,563
General and administrative	5,578,633	5,906,869
Special charge	396,465	—
Stock option compensation expense	—	320,373

Operating loss	(412,716)	(2,171,974)
Other income (expense):
Interest income	9,045	117,431
Interest expense	(280,898)	(381,763)

Net loss	$(684,569)	$(2,436,306)

Net loss available to common stockholders	$(774,719)	$(2,436,306)

Loss per share:
Basic and diluted	$(0.04)	$(0.18)

Loss per share available to common stockholders:
Basic and diluted	$(0.05)	$(0.18)

Weighted-average shares outstanding:
Basic and diluted	16,212,166	13,411,866

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock
					Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 30, 2000	3,569,165	$3,569	12,174,745	$12,175	$64,166,987	$(56,758,229)	$7,424,502
Issuance of common stock upon conversion of Series B preferred stock	(294,793)	(295)	2,947,930	2,948	(2,653)	—	—
Stock option compensation expense	—	—	—	—	320,373	—	320,373
Net loss	—	—	—	—	—	(2,436,306)	(2,436,306)

Balance at December 29, 2001	3,274,372	3,274	15,122,675	15,123	64,484,707	(59,194,535)	5,308,569
Issuance of common stock upon conversion of Series B preferred stock	(119,786)	(119)	1,197,860	1,198	(1,079)	—	—
Issuance of common stock upon conversion of Series E preferred stock	(66,666)	(67)	666,660	667	(600)	—	—
Series B preferred stock adjustment (Note 9)	(313,974)	(314)	—	—	314	—	—
Series C preferred stock adjustment (Note 9)	(45,198)	(45)	—	—	45	—	—
Series D preferred stock adjustment (Note 9)	(112,996)	(113)	—	—	113	—	—
Equity portion of special charge (Note 9)	—	—	—	—	171,465	—	171,465
Exercise of stock options	—	—	9,375	9	4,679	—	4,688
Preferred stock beneficial conversion dividend (Note 9)	—	—	—	—	90,150	(90,150)	—
Net loss	—	—	—	—	—	(684,569)	(684,569)

Balance at December 28, 2002	2,615,752	$2,616	16,996,570	$16,997	$64,749,794	$(59,969,254)	$4,800,153

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 28, 2002	December 29, 2001
Operating activities:
Net loss	$(684,569)	$(2,436,306)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	633,173	616,663
Non-cash portion of special charge	171,465	—
Deferred rent	102,518	201,419
Stock option compensation expense	—	320,373
Changes in operating assets and liabilities:
Accounts receivable	95,715	406,589
Inventory	366,188	(1,056,292)
Prepaid expenses and other assets	36,541	(35,482)
Accounts payable	116,151	220,481
Accrued severance and restructuring expenses	—	(775,137)
Accrued expenses	(255,252)	(79,152)

Net cash provided by (used in) operating activities	581,930	(2,616,844)

Investing activities:
Purchase of property and equipment	(775,147)	(210,738)
Decrease (increase) in restricted cash	296,005	(32,957)

Net cash used in investing activities	(479,142)	(243,695)

Financing activities:
Net borrowings under line of credit	121,761	554,187
Principal payments on capital lease obligations	(301,978)	(296,818)
Proceeds from exercise of stock options	4,688	—

Net cash provided by (used in) financing activities	(175,529)	257,369

Net decrease in cash and cash equivalents	(72,741)	(2,603,170)
Cash and cash equivalents, beginning of year	2,399,084	5,002,254

Cash and cash equivalents, end of year	$2,326,343	$2,399,084

Cash paid for:
Interest expense	$285,515	$392,351

Supplemental disclosure of non-cash financing activities:
Conversion of Series B preferred stock to common stock	$1,198	$2,948

Conversion of Series E preferred stock to common stock	$667	$—

Acquisition of assets under capital lease	$7,881	$481,118

The accompanying notes are an integral part of these Consolidated Financial Statments

iPARTY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2002

1.    THE COMPANY:

        The Company's efforts are devoted to the sale of party goods and services through 35 retail stores and the Internet. The Company's retail stores are located throughout New England, with three additional stores located in Florida. The Company was originally an Internet-based merchant of party goods and services. On August 3, 2000, iParty Retail Stores Corp. ("iParty Retail") was incorporated as a wholly-owned subsidiary of iParty Corp. to operate a chain of retail stores selling party goods. On August 15, 2000, iParty Retail acquired certain assets from The Big Party Corporation ("The Big Party"). iParty Retail acquired inventory, fixed assets and the leases of 33 retail stores from The Big Party, in exchange for cash and the assumption of certain liabilities.

        The Company believes, based on its current operating plan, that anticipated revenues from operations and borrowings available under the existing line of credit will be sufficient to fund its operations and working capital requirements through the next twelve months. In the event that the Company's operating plan changes or proves inaccurate due to decreased revenues, unanticipated expenses, increased competition, unfavorable economic conditions or other unforeseen circumstances, the Company's liquidity may be negatively impacted. Accordingly, the Company would be required to adjust its expenditures in 2003 to conserve working capital or raise additional capital to fund operations. There can be no assurance, however, that, should the Company require additional financing, such financing will be available on terms and conditions acceptable to the Company.

2.    SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany transactions and balances.

  Revenue Recognition

        Revenue is recognized at the point of sale for retail sales and upon shipment to customers for Internet sales. Outbound shipping charges billed to Internet customers are included in revenue. In accordance with Emerging Issues Task Force (EITF) Issue No. 00-14, Accounting for Certain Sales Incentives, the Company classifies discounts as a reduction of revenue.. The Company recognizes its revenue with respect to the Internet operation on a gross basis since the Company is the primary obligor to the customer and the merchant of record under the arrangement.

  Concentrations

        The Company's Internet operation relies on a single vendor as its sole provider for services including inventory, fulfillment and shipping. While management of the Company believes it could obtain similar services from other vendors for similar terms, a disruption in the services received from this vendor could materially harm the Company's Internet business.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

  Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. Cash equivalents consist primarily of money market accounts and are carried at cost plus accrued interest, which approximates fair value.

  Fair Value of Financial Instruments

        The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. The fair value of debt approximates carrying value because the debt bears interest at a variable market rate.

  Inventories

        Inventories consist of party supplies and are valued at the lower of weighted-average cost, which approximates FIFO (first-in, first-out) or market.

        Inventory has been reduced by an allowance for obsolete and excess inventory, which is based on management's review of inventories on hand compared to estimated future sales.

  Advertising

        Advertising costs are expensed as incurred. Advertising costs amounted to $2,751,674 and $2,504,791 for the years ended December 28, 2002 and December 29, 2001, respectively.

  Deferred Rent

        Certain operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreements using the straight-line method, and are included in other liabilities in the accompanying consolidated balance sheets.

  Net Loss per Share

        Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share is the same as basic net loss per share for the years ended December 28, 2002 and December 29, 2001, since the Company recognized a net loss in each year.

        The following table sets forth the computation of basic and diluted net loss available to common stockholders per share.

	2002	2001
Net loss	$(684,569)	$(2,436,306)
Preferred stock beneficial conversion dividend	(90,150)	—

Net loss available to common stockholders	$(774,719)	$(2,436,306)

Loss per share available to common stockholders, basic and diluted	$(0.05)	$(0.18)

Weighted-average shares outstanding, basic and diluted	16,212,166	13,411,866

        As of December 28, 2002, there were 42,487,054 potential additional common share equivalents outstanding, including 20,680,658 shares upon the conversion of immediately convertible preferred stock, 13,563,212 shares upon the exercise of warrants with a weighted-average exercise price of $1.43 and 8,243,184 shares upon the exercise of stock options with a weighted-average exercise price of $1.01, but not included in the above calculation as their effect would have been anti-dilutive. The Company has reserved 42,487,054 shares of common stock for issuance in connection with conversion of preferred stock and the exercise of warrants and stock options.

  Stock Option Compensation Expense

        The Company accounts for its stock option compensation agreements with employees under the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation.

        The Company has computed the value of options using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted-average fair value of the options granted was $0.29 per share during fiscal 2002 and $0.16 per share during fiscal 2001, using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 125% in 2002 and 2001, a risk-free interest rate of 4.86% to 5.95% in 2002 and 5.44% to 6.75% in 2001 and an expected life of five years from date of the grant. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS 123, the Company's net loss and net loss per share would have been the following pro forma amounts:

	2002	2001
Net loss:
Reported	$(684,569)	$(2,436,306)
Stock option compensation expense	(671,029)	(1,146,653)

Pro forma	$(1,355,598)	$(3,582,959)

Net loss per share:
Reported	$(0.04)	$(0.18)

Pro forma	$(0.08)	$(0.27)

	2002	2001
Net loss available to common stockholders:
Reported	$(774,719)	$(2,436,306)
Stock option compensation expense	(671,029)	(1,146,653)

Pro forma	$(1,445,748)	$(3,582,959)

Net loss per share available to common stockholders:
Reported	$(0.05)	$(0.18)

Pro forma	$(0.09)	$(0.27)

  Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation and are depreciated on the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to operations as incurred. A listing of the estimated useful life of the various categories of property and equipment is as follows:

Asset Classification	Estimated Useful Life
Computers, equipment, furniture and fixtures	3-5 years
Equipment under capital leases	Lesser of term of lease (3-7 years) or useful life of asset
Leasehold improvements	Lesser of lease term (generally 5 to 10 years) or useful life of asset

  Accounting for the Impairment of Long-Lived Assets

        The Company adopted SFAS No. 144, Accounting for the Impairment or Disposed of Long-Lived Assets, in fiscal 2002, which requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated results of operations in fiscal year 2002.

  Goodwill and Other Intangible Assets

        The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which revised the accounting for goodwill and other intangible assets in fiscal 2002. Under this pronouncement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but are monitored annually for impairment. Any impairment will be measured based upon the fair value of the related asset based upon the provisions of SFAS 142. The adoption of this standard did not have any impact on the Company's consolidated financial statements, since it does not have any goodwill or intangible assets.

  New Accounting Pronouncements

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and rescinds EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its consolidated financial position or consolidated results of operations.

        In December 2002, the FASB issued Statement of Accounting Standards No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of FASB Statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, which is disclosed in Note 2.

        SFAS 148 also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial statements. The Company currently does not intend to voluntarily change from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. The Company will provide the required disclosure about the effects on reported net income of the Company's accounting policy decisions with respect to stock-based employee compensation commencing with its interim financial statements for the three-month period ending March 29, 2003.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, ("Interpretation No. 46") to clarify the conditions in which assets, liabilities and activities and of another entity should be consolidated into a variable interest entity (including a special purpose entity such as that utilized in an accounts receivable securitization transaction) by a company that bears the majority of the risk of loss from the variable interest entity's activities, is entitled to receive a majority of the variable interest entity's residual returns or both. The provisions of Interpretation No. 46 are required to be adopted by the Company in fiscal year 2003. The Company does not believe the adoption of Interpretation No. 46 will have any impact on its overall financial position or results of operations.

        In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This statement eliminates extraordinary accounting for a gain or loss reported on the extinguishment of debt, and amends other existing authoritative pronouncements to make technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this standard are effective for the Company with the beginning of fiscal 2003; however, the Company does not believe the adoption of this standard will have a material impact on the Company's overall financial position or results of operations.

  Reclassifications

        Certain reclassifications have been made to prior year's amounts to conform to the current year presentation.

3.    PROPERTY AND EQUIPMENT:

        Property and equipment consist of the following:

	Dec. 28, 2002	Dec. 29, 2001
Computers, equipment, furniture and fixtures	$1,548,483	$1,199,055
Equipment under capital leases	731,795	723,914
Leasehold improvements	499,035	73,316

	2,779,313	1,996,285
Less accumulated depreciation	(1,650,416)	(1,017,243)

	$1,128,897	$979,042

4.    LEASES:

        The Company conducts the majority of its operations in leased facilities with certain leased equipment accounted for as operating and capital leases. The original cost of assets under capital leases at December 28, 2002 and December 29, 2001 was $731,795 and $723,914, respectively. The accumulated depreciation of assets under capital leases at December 28, 2002 and December 29, 2001 was $448,399 and $171,091 respectively. The amortization related to those assets under capital lease is included in depreciation expense.

        At December 28, 2002 the minimum rental commitments under all non-cancelable capital and operating leases with initial or remaining terms of more than one year were as follows:

Fiscal Year	Capital	Operating
2003	$273,379	$5,129,422
2004	3,159	5,130,278
2005	263	4,451,075
2006	—	3,775,865
2007	—	2,244,004
Thereafter	—	4,223,550

	276,801	$24,954,194

Less amount representing interest	36,548

Present value of minimum lease payments	240,253
Less current portion of obligation under capital leases	237,080

Long term obligation under capital leases	$3,173

        The Company's rental expense under operating leases for the years ended December 28, 2002 and December 29, 2001 amounted to $4,721,968 and $4,336,976, respectively. Included in these amounts are contingent rentals totaling $19,952 in 2002 and $19,083 in 2001.

5.    INCOME TAXES:

        A reconciliation of the effective rate with the federal statutory rate is as follows:

	2002	2001
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(6.0)	(6.0)
Permanent differences	10.0	—
Change in valuation allowance	30.0	40.0

Effective tax rate	—%	—%

        Deferred tax assets consist of the following:

	2002	2001
Net operating loss carryforwards	$9,826,000	$10,909,000
Inventory reserves	548,000	255,000
Deferred rent	171,000	130,000
Accrued vacation	81,000	54,000
Excess book over tax depreciation and amortization	173,000	57,000
Other	99,000	229,000

	10,898,000	11,634,000
Less valuation allowance	(10,898,000)	(11,634,000)

Net deferred tax asset	$—	$—

        The Company used approximately $514,000 of net operating loss carryforwards in 2002.

        The Company has recorded a valuation allowance against its deferred tax assets because of the uncertainty regarding the realizability of these assets against future taxable income.

        As of December 28, 2002, the Company has estimated net operating loss carryforwards of approximately $24.6 million, which expire through 2021. In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards will be subject to annual limitations based upon ownership changes of the Company's stock which may have occurred.

6.    CONTRACTUAL ARRANGEMENTS:

  License agreement

        On December 21, 1999, the Company entered into a product license agreement with Margaritaville Holdings. Under the agreement, the Company licensed the "Margaritaville" name for use in a distinct area of the Company's website which was used for the offer and sale of Margaritaville-related products in exchange for 6% royalties on such products and warrants to purchase 550,000 shares of common stock at an exercise price of $2.88, which expire on December 21, 2004. The term of the agreement, which the Company did not renew, expired December 20, 2002. For the years ended December 28, 2002 and December 29, 2001, the Company did not incur any royalty expense associated with the sale of products which bear the "Margaritaville" name.

  Fulfillment agreement

        On July 8, 1999, the Company entered into a product fulfillment agreement with a direct marketer of party supplies. Under the agreement, the Company utilizes the direct marketer's inventory and fulfillment services to deliver merchandise ordered on the Company's website, or directly through a toll-free telephone number, to consumers. The initial term of the agreement expired on December 31, 2002. Effective as of December 31, 2002, the Company extended its agreement with Taymark through the earlier of (a) May 31, 2003 or (b) the execution of a new agreement with Taymark pursuant to ongoing negotiations. Under the new agreement, the Company would license the iParty.com name to Taymark and Taymark would provide billing, collection and website hosting and maintenance services in addition to the other services currently provided. Additionally, Taymark would pay to the Company a royalty on all sales realized through www.iparty.com. If this agreement were to be executed, the Company would eliminate certain fixed costs related to its Internet operation. There can be no assurance, however, that the Company and Taymark will execute this new agreement. In the event the Company does not execute this new agreement, the Company will seek another strategic partner for the Internet operation.

  Earn-out agreement

        As discussed in Note 1, the Company purchased from The Big Party, Debtor and Debtor-in-Possession (the "sellers") in 2000 inventory, fixed assets and the leases of 33 retail stores in consideration of cash and assumption of certain liabilities. In addition, the Company agreed to pay the sellers, no later than March 31, 2004, an amount equivalent to the greater of $250,000, or a percentage of the aggregate operating results of the 33 acquired locations. In connection with the Company's purchase accounting in 2000, the Company accrued the guaranteed amount of $250,000. As of December 28, 2002, the Company has $250,000 accrued in other liabilities in the accompanying consolidated balance sheets.

7.    RELATED PARTY TRANSACTIONS:

        On September 7, 1999, the Company entered into a three-year consulting agreement with one of its outside directors. Compensation under the agreement consisted of options to purchase 100,000 shares of the Company's common stock with an exercise price of $2.00. The options vest ratably over three years, provided that the director is still providing consulting services to the Company on those dates. The fair market value of the Company's stock on the grant date was $3.94. In accordance with EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, at the end of each financial reporting period, the value of these shares (as calculated using the Black-Scholes option pricing model) is re-measured using the then-current fair value of the Company's common stock.

        On December 28, 2001, the Company terminated this consulting agreement and accelerated the vesting of the remaining options. The fair value of the options was re-measured for the last time upon termination of the agreement. The Company charged $17,754 related to this consulting agreement to stock option compensation expense in fiscal 2001.

        On March 9, 2001 and April 5, 2001, the Company granted 100,000 options each to two directors for past consulting services performed on behalf of the Company. In accordance with EITF 96-18, these options were valued using the Black-Scholes options pricing model and fully expensed. The Company charged $28,648 for these consulting services to stock option compensation expense in fiscal 2001.

        As described in Mr. Perisano's first employment agreement with the Company, on August 26, 1999 the Company granted Mr. Perisano, options to purchase an aggregate of 434,730 shares of the Company's common stock pursuant to the Company's stock option plan with an exercise price of $2.00, which was below the then-current market price of $3.38. As of December 29, 2001 all such options had vested. These options were valued using the Black-Scholes options pricing model and fully expensed. The Company charged $273,971 related to this stock option grant to stock option compensation expense in fiscal 2001.

8.    LINE OF CREDIT:

        The Company has a line of credit with Wells Fargo Retail Finance. On May 23, 2002, the Company amended its existing line of credit (the "line"). The amendment extended the term of the line through July 31, 2004, reduced the minimum interest rate from 8% to 6.5% and eliminated certain financial covenants. The amended line allows for borrowings equal to the lesser of $7,500,000, or the borrowing base, as defined. Its inventory and other assets secure the Company's line of credit. The amended line of credit generally prohibits the payment of any dividends or other distributions to any of the Company's classes of capital stock.

        The amounts outstanding under the Company's line of credit as of December 28, 2002 and December 29, 2001 were $3,476,738 and $3,354,977, respectively. The outstanding balances under the line of credit are classified as current liabilities in the accompanying consolidated balance sheets, since the Company is required to apply daily lock-box receipts to reduce the amount outstanding. At December 28, 2002, the Company had approximately $1,500,000 of availability under the line of credit.

        Interest on the amended line of credit is payable at the greater of the bank's base rate plus 1%, or 6.5%. Borrowings outstanding at December 28, 2002 accrued interest at 6.5%.

        The amended agreement includes one financial covenant, which requires the Company to maintain a minimum availability under the line of credit in the amount of $300,000 at the end of each month. At December 28, 2002, the Company was in compliance with this financial covenant.

9.    SPECIAL CHARGE:

        On October 31, 2002, the Company issued a press release and filed a Current Report on Form 8-K to notify stockholders that the Company had incorrectly applied the anti-dilution provisions of its Series B, C and D convertible preferred stock (the "Affected Preferred Stock") in conjunction with dilutive financings in August and September 2000.

        The Company determined that it inadvertently issued additional shares of Affected Preferred Stock, instead of adjusting the Affected Preferred Stock's conversion ratios. The Company also miscalculated the number of common shares issuable upon conversion of the Affected Preferred Stock.

        The Company also reviewed the anti-dilution provisions of certain of its warrants to purchase common stock that were issued in conjunction with the Affected Preferred Stock (the "Affected Warrants"), and has determined that it mistakenly issued additional warrant certificates, instead of adjusting the Affected Warrants' conversion ratios. The warrant calculations also mistakenly omitted the dilutive effect of a warrant issued by the Company in December 1999.

        The Company has performed the calculations to compute the correct number of shares of Affected Preferred Stock and Affected Warrants that should be issued and outstanding as of December 28, 2002, along with the appropriate conversion ratios in effect at December 28, 2002. The Company has notified each holder of Affected Preferred Stock as of December 2, 2002. The Company has also instructed its transfer agent to apply any Affected Stock conversions using the corrected ratios and prices. The Company has presented its balance sheet, earnings per share and all footnotes information for 2002, in accordance with the corrected information. The accounting implications of this situation are as follows:

  •
  Beginning in September 2000, the Company believed and treated holders of Affected Preferred Stock as if they were entitled to approximately 2.3 million more common shares upon conversion of their Affected Preferred Stock than they were in fact entitled to. Of this overstated amount, since October 2000, 590,327 common shares have been issued upon conversions of shares of Affected Preferred Stock and sold in the public market (the "Overissued Shares"). On October 31, 2002, the Company's Board of Directors has ratified the issuance of the Overissued Shares.

  •
  Beginning in September 2000, the Company believed and treated holders of Affected Warrants as if they were entitled to 116,291 fewer common shares upon exercise of their Affected Warrants than they were in fact entitled to. None of the Affected Warrants have been exercised to date.

        The impact of these matters has not required the Company to make any changes to its previously reported earnings per share. The impact of the common stock equivalents did not affect quarterly or annual diluted loss per share, since such the inclusion of such shares would have been anti-dilutive. The impact of common stock equivalents did not impact quarterly diluted net income per share in such periods of profit, given the minimal amount of net income in comparison to the weighted-average shares outstanding.

        The Company has recorded a special charge for the year ended December 28, 2002 in the amount of $396,465, which includes a non-cash charge of $171,465 for the recognition of the Overissued Shares, and $225,000 of professional fees incurred through December 28, 2002.

        The Company also recorded a beneficial conversion dividend in the amount of $90,150 in the fourth quarter, which reflects the impact of anti-dilution adjustments to the conversion ratios of the Series E and F convertible preferred stock.

        The following table summarizes the changes in the number of shares of convertible preferred stock during the past fiscal year.

	Shares Historically Reported as Issued and Outstanding as of 12/29/01	Conversions to Common Stock	Adjustments	Shares Issued and Outstanding as of 12/28/02
Series A Convertible Preferred Stock	1,000,000	—	—	1,000,000
Series B Convertible Preferred Stock	1,118,559	(119,786)	(313,974)	684,799
Series C Convertible Preferred Stock	145,198	—	(45,198)	100,000
Series D Convertible Preferred Stock	362,996	—	(112,996)	250,000
Series E Convertible Preferred Stock	533,333	(66,666)	—	466,667
Series F Convertible Preferred Stock	114,286	—	—	114,286

Total	3,274,372	(186,452)	(472,168)	2,615,752

10.  PREFERRED STOCK:

  Series A Convertible Preferred Stock

        The shares of Series A convertible preferred stock are immediately convertible into 1,000,000 shares of common stock on a 1.00 to 1.00 ratio at December 28, 2002, and carry an aggregate liquidation value of $1,000,000 ($1.00 per share) at December 28, 2002. Holders of Series A convertible preferred stock have a liquidation preference senior to the Company's common stockholders, and are pari passu with the Company's Series B, C, D, E and F convertible preferred stock. Holders of Series A convertible preferred stock are not entitled to any dividends.

        Holders of Series A convertible preferred stock vote on an as-if-converted basis on all matters submitted to a vote of the Company's stockholders.

  Series B Convertible Preferred Stock

        The shares of Series B convertible preferred stock are immediately convertible into 8,813,368 shares of common stock on a 1.000 to 12.870 ratio at December 28, 2002, and carry an aggregate liquidation value of $13,695,973 ($1.55 per share) at December 28, 2002. With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights to purchase or convert into common stock as defined in the Company's Certificate of Incorporation as amended at a price below the conversion price. The Series B convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the Company consummates a secondary public offering resulting in gross proceeds to the Company of at least $10,000,000.

        In the event of liquidation, the holders of Series B convertible preferred stock have preference to holders of the Company's common stock, and are pari passu with the Company's Series A, C, D, E and F convertible preferred stock.

        Holders of Series B convertible preferred stock vote on an as-if-converted basis on all matters submitted to a vote of the Company's stockholders.

  Series C Convertible Preferred Stock

        The shares of Series C convertible preferred stock are immediately convertible into 1,310,600 shares of common stock on a 1.000 to 13.106 ratio at December 28, 2002, and carry an aggregate liquidation value of $2,000,000 ($1.53 per share) at December 28, 2002. With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights to purchase or convert into common stock as defined in the Company's Preferred Stock Charter at a price below the conversion price. The Series C convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the Company consummates a secondary public offering resulting in gross proceeds to the Company of at least $10,000,000.

        In the event of liquidation, the holders of Series C convertible preferred stock have preference to holders of the Company's common stock, and are pari passu with the Company's Series A, B, D, E and F convertible preferred stock.

        Holders of Series C convertible preferred stock vote on an as-if-converted basis on all matters submitted to a vote of the Company's stockholders.

  Series D Convertible Preferred Stock

        The shares of Series D convertible preferred stock are immediately convertible into 3,513,750 shares of common stock on a 1.000 to 14.055 ratio at December 28, 2002, and carry an aggregate liquidation value of $5,000,000 ($1.42 per share) at December 28, 2002. With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights to purchase or convert into common stock as defined in the Company's Preferred Stock Charter at a price below the conversion price. The Series D convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the Company consummates a secondary public offering resulting in gross proceeds to the Company of at least $10,000,000.

        In the event of liquidation, the holders of Series D convertible preferred stock have preference to holders of the Company's common stock, and are pari passu with the Company's Series A, B, C, E and F convertible preferred stock.

        Holders of Series D convertible preferred stock vote on an as-if-converted basis on all matters submitted to a vote of the Company's stockholders.

  Series E Convertible Preferred Stock

        The shares of Series E convertible preferred stock are immediately convertible into 4,858,137 shares of common stock on a 1.000 to 10.359 ratio at December 28, 2002, and carry an aggregate liquidation value of $1,750,000 ($0.36 per share) at December 28, 2002. With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights to purchase or convert into common stock as defined in the Company's Preferred Stock Charter at a price below the conversion price. The Series E convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the average closing bid price of the common stock equals or exceeds $10.00 per share for 20 consecutive trading days within a period of 30 consecutive trading days.

        In the event of liquidation, the holders of Series E convertible preferred stock have preference to holders of the Company's common stock, and are pari passu with the Company's Series A, B, C, D and F convertible preferred stock.

        Holders of Series E convertible preferred stock vote on an as-if-converted basis on all matters submitted to a vote of the Company's stockholders.

  Series F Convertible Preferred Stock

        The shares of Series F convertible preferred stock are immediately convertible into 1,184,803 shares of common stock on a 1.000 to 10.367 ratio at December 28, 2002, and carry an aggregate liquidation value of $500,000 ($0.42 per share) at December 28, 2002. With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights to purchase or convert into common stock as defined in the Company's Preferred Stock Charter at a price below the conversion price. The Series F convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the average closing bid price of the common stock equals or exceeds $10.00 per share for 20 consecutive trading days within a period of 30 consecutive trading days.

        In the event of liquidation, the holders of Series F convertible preferred stock have preference to holders of the Company's common stock, and are pari passu with the Company's Series A, B, C, D and E and convertible preferred stock.

        Holders of Series F preferred stock vote on an as-if-converted basis on all matters submitted to a vote of the Company's stockholders.

11.  WARRANTS:

        At December 28, 2002, there were several warrants outstanding for shares of the Company's common stock. These warrants were issued in connection with certain Preferred Stock financings and certain licensing and marketing arrangements. Substantially all of the warrant agreements contain certain anti-dilution provisions, which protect the warrant holders against dilution upon the occurrence of certain events, including the sale of common stock or certain rights to purchase or convert into common stock, as defined in the warrant agreement for less than fair market value or less than the exercise price of the previously issued warrants. If such event occurs, this can result in additional shares being available to the warrant holder and a reduction in the exercise price for each share.

        The following table summarizes the Company's outstanding warrants, including the impact of anti-dilution events which occurred in previous years, at December 28, 2002:

Warrant Shares	Exercisable into Common Shares	Exercise Price	Expiration Date
528,210	528,210	$2.63 - $5.13	04/16/09 - 08/15/09
5,244,760	8,359,616	$1.25	8/26/05
500,000	800,000	$1.25	8/26/05
929,929	1,487,886	$1.25	8/26/05
1,250,000	1,837,500	$1.36	8/26/05
550,000	550,000	$2.88	12/21/04

9,002,899	13,563,212	$1.43

        Commencing one year from the issue date, the Company may, on a 30-day notice, redeem certain common stock warrants at a price of $0.05 per warrant if the average close bid price of the common stock equals or exceeds $8.00 per share for 20 consecutive trading days within a period of 30 consecutive trading days.

12.  STOCK OPTION PLAN:

        Under the Company's Amended and Restated 1998 Incentive and Nonqualified Stock Option Plan (the "1998 Plan") options to acquire 11,000,000 shares of common stock may be granted to officers, directors, key employees and consultants. The exercise price for qualified incentive options cannot be less than the fair market value of the stock on the grant date and the exercise price of nonqualified options can be fixed by the Board. Qualified incentive options to purchase the Company's common stock under the 1998 Plan have been granted to employees, directors and consultants of the Company at fair market value at the date of grant. Generally, the options become exercisable over periods up to four years, and expire ten years from the date of grant.

        A summary of the Company's stock options is as follows:

	Shares	Weighted- Average Exercise Price	Price Range
Outstanding—December 30, 2000	4,646,177	$1.99	$0.10 - $5.38
Granted	4,076,597	$0.25	$0.10 - $0.48
Canceled	(1,199,810)	$1.84	$0.10 - $5.25

Outstanding—December 29, 2001	7,522,964	$1.07	$0.10 - $5.38
Granted	863,457	$0.33	$0.21 - $0.67
Exercised	(9,375)	$0.50	$0.50 - $0.50
Canceled	(133,862)	$0.31	$0.10 - $0.50

Outstanding—December 28, 2002	8,243,184	$1.01	$0.11 - $5.38

Available for grant—December 28,2002	2,412,441
Exercisable—December 28, 2002	5,181,612	$1.37	$0.11 - $5.38

        The following table summarizes information for options outstanding and exercisable at December 28, 2002:

	Options Outstanding			Options Exercisable
Price Range	Shares	Average Remaining Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.10 - $0.20	228,540	8.2	$0.18	114,288	$0.17
$0.21 - $0.30	3,782,427	8.6	$0.25	2,024,984	$0.25
$0.31 - $0.45	1,016,570	9.1	$0.33	284,888	$0.33
$0.46 - $0.68	95,390	7.8	$0.51	49,925	$0.50
$0.69 - $0.99	1,006,527	7.4	$0.69	650,049	$0.69
$1.00 - $1.53	125,000	3.5	$1.09	125,000	$1.09
$1.54 - $2.30	659,730	5.9	$1.99	659,730	$1.99
$2.31 - $3.45	305,000	4.6	$2.85	305,000	$2.85
$3.46 - $5.38	1,024,000	3.9	$3.81	967,748	$3.81

Total	8,243,184		$1.01	5,181,612	$1.37

13.  STOCKHOLDER RIGHTS PLAN:

        The Company has a Stockholder Rights Plan (the "Plan") effective November 9, 2001. Under the Plan each share of the Company's capital stock outstanding at the close of business on November 9, 2001 and each share of the Company's capital stock issued subsequent to that date has a right associated with it, such that each share of its common stock is entitled to one right and each share of its preferred stock is entitled to such number of rights equal to the number of common shares into which it is convertible.

        The rights are exercisable only in the event, with certain exceptions, an acquiring party accumulates ten percent or more of the Company's voting stock, or if a party announces an offer to acquire 15 percent or more of the Company's voting stock and the rights expire on November 9, 2011.

        When exercisable, each right entitles the holder to purchase from the Company, one one-hundredth of a share of a new series of Series G Junior Preferred Stock at an initial purchase price of $2.00. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either iParty Corp. stock or shares in an "acquiring entity" at half of market value. The Company generally will be entitled to redeem the rights at $0.001 per right at any time until the date on which a ten percent position in its voting stock is acquired by any person or group. Until a right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including, without limitation, the right to vote or receive dividends.

14.  PROFIT SHARING 401(k) PLAN:

        The iParty 401(k) Plan is a qualified profit sharing plan covering substantially all of its employees. Contributions to this plan are at the discretion of the Board of Directors. The Company's expense, including matching contributions and any discretionary amounts for the years ended December 28, 2002 and December 29, 2001, was $88,532 and $43,893, respectively.

15.  SEGMENT REPORTING:

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders.

        Operating segments represent components of the Company's business that are evaluated regularly by management in assessing the performance and resource allocation. The Company has determined that its reportable segments consist of a retail stores operation and an Internet operation.

        The reporting segments follow the same accounting policies used for the Company's consolidated financial statements and are described in the summary of significant accounting policies. Management evaluates a segment's performance based upon net revenue, operating income (loss) and net income (loss). Inter-segment transactions are uncommon and not material. Therefore, they have not been separately reflected in the financial table below. The totals of the reportable segments' revenues, net profits and assets agree with the Company's comparable amount contained in the audited financial statements. Revenues from customers outside of the United States are not material. No one customer accounts for more than ten percent of the Company's consolidated revenues.

        Segment data is as follows:

	For the year ended December 28, 2002
	Internet	Retail Stores	Total
Net revenue	$630,602	$51,547,321	$52,177,923

Operating income (loss)	$(660,652)	$247,936	$(412,716)

Net loss	$(664,200)	$(20,369)	$(684,569)

Total assets	$98,642	$13,717,241	$13,815,883

Depreciation and amortization	$238,813	$394,360	$633,173

Capital expenditures	$—	$775,147	$775,147

	For the year ended December 29, 2001
	Internet	Retail Stores	Total
Net revenue	$914,469	$47,068,935	$47,983,404

Operating income (loss)	$(1,172,367)	$(999,607)	$(2,171,974)

Net loss	$(1,075,900)	$(1,360,406)	$(2,436,306)

Total assets	$2,721,046	$11,812,172	$14,533,218

Depreciation and amortization	$433,978	$182,685	$616,663

Capital expenditures	$2,025	$208,713	$201,738

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
  ITEM 7. FINANCIAL STATEMENTS
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
  ITEM 10. EXECUTIVE COMPENSATION
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K
  ITEM 14. CONTROLS AND PROCEDURES
SIGNATURES
Annual Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
Annual Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
EXHIBIT INDEX
iParty Corp. Index to Financial Statements Years ended December 28, 2002 and December 29, 2001
Report of Independent Auditors
Report of Independent Public Accountants
iPARTY CORP. CONSOLIDATED BALANCE SHEETS
iPARTY CORP. CONSOLIDATED STATEMENTS OF OPERATIONS
iPARTY CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
iPARTY CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS
iPARTY CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 28, 2002