Form 10-Q
period 2003-03-29
IPARTY CORP
filed 2003-05-13
CIK 1078383

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2003

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

COMMISSION FILE NUMBER 0-25507

iPARTY CORP.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	76-0547750
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

1457 VFW PARKWAY WEST ROXBURY, MASSACHUSETTS	02132
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(617) 323-0822
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

COMMON STOCK, $.001 PAR VALUE	AMERICAN STOCK EXCHANGE
(TITLE OF EACH CLASS)	(NAME OF EACH EXCHANGE ON WHICH REGISTERED)

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

The number of shares of the Registrant’s common stock outstanding as of April 28, 2003:  17,457,724.

iParty Corp.
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

iPARTY CORP.

CONSOLIDATED BALANCE SHEETS

	Mar 29, 2003	Dec 28, 2002
	(Unaudited)	Note 1
ASSETS
Current assets:
Cash and cash equivalents	$1,476,997	$2,326,343
Restricted cash	308,144	371,952
Accounts receivable	295,677	445,988
Inventory, net	9,497,878	8,916,664
Prepaid expenses and other assets	297,810	294,370
Total current assets	11,876,506	12,355,317
Property and equipment, net	1,106,455	1,128,897
Other assets	312,035	331,669
Total assets	$13,294,996	$13,815,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,371,191	$2,752,311
Accrued expenses	1,840,991	1,867,496
Current portion of capital lease obligations	179,517	237,080
Borrowings under line of credit	3,840,247	3,476,738
Total current liabilities	9,231,946	8,333,625

Long-term liabilities:
Capital lease obligations, net of current portion	2,480	3,173
Other liabilities	424,684	678,932
Total long-term liabilities	427,164	682,105

Commitments and contingencies
Stockholders’ equity:
Preferred stock - $.001 par value; 10,000,000 shares authorized.
Series A Convertible Preferred stock - 1,000,000 shares authorized, issued and outstanding (aggregate liquidation value of $1,000,000 at March 29, 2003)	1,000	1,000
Series B Convertible Preferred stock – 1,150,000 shares authorized; 683,098 and 684,799 shares issued and outstanding in 2003 and 2002, respectively (aggregate liquidation value of $13,661,960 at March 29, 2003)	683	685
Series C Convertible Preferred stock – 100,000 shares authorized, issued and outstanding (aggregate liquidation value of $2,000,000 at March 29, 2003)	100	100
Series D Convertible Preferred stock – 250,000 shares authorized, issued and outstanding (aggregate liquidation value of $5,000,000 at March 29, 2003)	250	250
Series E Convertible Preferred stock – 533,333 shares authorized; 466,667 issued and outstanding (aggregate liquidation value of $1,750,000 at March 29, 2003)	467	467
Series F Convertible Preferred stock - 114,286 shares authorized, issued and outstanding (aggregate liquidation value of $500,000 at March 29, 2003)	114	114
Common stock - $.001 par value; 150,000,000 shares authorized; 17,018,442 and 16,996,570 shares issued and outstanding in 2003 and 2002, respectively	17,018	16,997
Additional paid-in capital	64,749,774	64,749,794
Accumulated deficit	(61,133,520)	(59,969,254)

Total stockholders’ equity	3,635,886	4,800,153

Total liabilities and stockholders’ equity	$13,294,996	$13,815,883

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	Mar 29, 2003	Mar 30, 2002
Revenues	$10,287,577	$10,586,041
Operating costs:
Cost of products sold	6,241,696	6,646,619
Marketing and sales	3,772,859	3,401,008
General and administrative	1,385,869	1,384,434

Operating loss	(1,112,847)	(846,020)

Other income (expense):
Interest income	1,386	4,705
Interest expense	(52,805)	(101,623)

Net loss	$(1,164,266)	$(942,938)

Loss per share:
Basic and diluted	$(0.07)	$(0.06)

Weighted-average shares outstanding:
Basic and diluted	16,999,935	15,584,885

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	Mar 29, 2003	Mar 30, 2002
Operating activities:

Net loss	$(1,164,266)	$(942,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	124,889	132,825
Deferred rent	(4,248)	25,130
Changes in operating assets and liabilities:
Accounts receivable	150,311	151,750
Inventory	(581,214)	173,716
Prepaid expenses and other assets	16,194	(127,388)
Accounts payable	618,880	789,167
Accrued expenses and other liabilities	(276,506)	(753,681)
Net cash used in operating activities	(1,115,960)	(551,419)

Investing activities:

Purchase of property and equipment	(102,447)	(197,172)
Decrease in restricted cash	63,808	15,116
Net cash used in investing activities	(38,639)	(182,056)

Financing activities:

Net borrowings (repayments) under line of credit	363,509	(112,142)
Principal payments on capital lease obligations	(58,256)	(64,233)
Proceeds from exercise of stock options	—	4,688
Net cash provided by (used in) financing activities	305,253	(171,687)

Net decrease in cash and cash equivalents	(849,346)	(905,162)

Cash and cash equivalents, beginning of year	2,326,343	2,399,084

Cash and cash equivalents, end of period	$1,476,997	$1,493,922

Supplemental disclosure of non-cash financing activities:

Conversion of Series B preferred stock to common stock	$21	$693

Acquisition of assets under capital lease	$—	$7,881

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 29, 2003

(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

The interim consolidated financial statements as of March 29, 2003 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles.  The consolidated balance sheet at December 28, 2002 has been derived from the audited consolidated financial statements at that date.  Operating results for the three months ended March 29, 2003 and March 30, 2002 may not be indicative of the results for the entire year due, in part, to the seasonality of the Company’s business.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-KSB for the year ended December 28, 2002.

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

Concentrations

The Company’s Internet operation relies on a single vendor as its sole provider for services including inventory, fulfillment and shipping.  While management of the Company believes it could obtain similar services from other vendors for similar terms, a disruption in the services received from this vendor could materially harm the Company’s Internet business.

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

Inventory and Related Allowance for Obsolete and Excess Inventory

Inventory consists of party supplies and is valued at the lower of market or weighted-average cost, which approximates FIFO (first-in, first-out).  Inventory has been reduced by an allowance for obsolete and excess inventory, which is based on management’s review of inventory on hand compared to estimated future sales.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding.  Diluted loss per share is the same as basic net loss per share for the quarters ended March 29, 2003 and March 30, 2002, since the Company recognized a net loss in each quarter.

As of March 29, 2003, there were 42,518,236 potential additional common share equivalents outstanding, including 20,658,786 shares upon the conversion of immediately convertible preferred stock, 13,563,212 shares upon the exercise of warrants with a weighted-average exercise price of $1.43 and 8,296,238 shares upon the exercise of stock options with a weighted-average exercise price of $1.00, but not included in the above calculation as their effect would have been anti-dilutive.

Stock Option Compensation Expense

The Company accounts for its stock option compensation agreements with employees under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation.

The Company has computed the value of options using the Black-Scholes option pricing model prescribed by SFAS No. 123.  The weighted-average fair value of the options granted was $0.17 per share during the first quarter of fiscal 2003 and $0.32 per share during the first quarter of fiscal 2002, using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 125% in 2003 and 2002, a risk-free interest rate of 4.77% to 5.11% in first quarter of fiscal 2003 and 4.86% to 5.95% in first quarter of fiscal 2002 and an expected life of five years from date of the grant.  Had compensation cost for the Company’s stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS 123, the Company’s net loss and net loss per share would have been the following pro forma amounts:

	For the three months ended
	Mar 29, 2003	Mar 30, 2002
Net loss, as reported	$(1,164,266)	$(942,938)

Stock option compensation expense	(109,023)	(276,008)

Pro forma net loss	$(1,273,289)	$(1,218,946)

Basic and diluted loss per share:
Basic and diluted loss per share, as reported	$(0.07)	$(0.06)

Basic and diluted loss per share, pro forma	$(0.07)	$(0.08)

Accounting for the Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposed of Long-Lived Assets, the Company performs an impairment review quarterly.

Reclassifications

Certain reclassifications have been made to prior year’s amounts to conform to the current year presentation.

2.  SEGMENT REPORTING:

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders.

Operating segments represent components of the Company’s business that are evaluated regularly by management in assessing the performance and resource allocation.  Management evaluates a segment’s performance based upon net revenue, operating loss and net loss.  In the past the Company had determined that its reportable segments consisted of a retail stores operation and an Internet operation.  In the first quarter of fiscal 2003 the Internet operation’s net revenue was less than 2% of the Company's consolidated net revenue, its reported loss was less than 5% of the Company’s consolidated loss and its assets were less than 1% of the Company’s consolidated assets.  The Company does not expect these amounts to return to over 10% of the respective consolidated totals.  Therefore, the Company has not reported Internet operating segment information during this quarter.

3.  NEW ACCOUNTING PRONOUNCEMENTS:

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and rescinds EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial position or consolidated results of operations.

In December 2002, the FASB issued Statement of Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.  SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  SFAS 148 also amends the disclosure provisions of FASB Statement No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial statements.  The Company currently does not intend to voluntarily change from the intrinsic value method to the fair value method of accounting for stock-based employee compensation.  The Company is providing the required disclosure about the effects on reported net loss of the Company’s accounting policy decisions with respect to stock-based employee compensation commencing with its interim financial statements for the three-month period ended March 29, 2003 in Note 1 to the interim financial statements.

In January 2003, the Emerging Issues Task Force (“EITF”) issued EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the statement of operations.  That presumption is overcome when the consideration is either a reimbursement of specific, incremental, identifiable costs incurred to sell the vendor’s products, or a payment for assets or services delivered to the vendor.  The adoption of EITF Issue No. 02-16 did not have a material impact on the Company’s results of operations in the first quarter of fiscal 2003.

Item 2.  Management’s Discussion and Analysis

This information should be read in conjunction with the unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Item 6, Management’s Discussion and Analysis, contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 28, 2002.

Certain statements in this Form 10-Q constitute or incorporate “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “statutory safe harbors”).  The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  The Company desires to avail itself of the statutory safe harbors and is therefore including this special note to enable it to do so.  Forward-looking statements included in this Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company’s stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statements.  Such future results are based upon the Company’s best estimates based upon current conditions and the most recent results of operations.  Various risks, uncertainties and contingencies could cause the Company’s actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including, but not limited to, the following:  the success or failure of the Company’s efforts to implement its business strategy; the Company’s inability to obtain additional financing, if required; third-party suppliers’ failure to fulfill their obligations to the Company; unseasonable weather; intense competition; the availability of retail store space on reasonable lease terms; the failure of the Company’s systems or those of its third-party suppliers; general economic developments affecting consumer confidence or spending patterns, particularly in the New England region; and government regulation of the Internet.

Overview

iParty believes it is a leading brand in the party industry in the markets it serves and is a leading resource for consumers in those markets seeking party goods, party planning advice and relevant information.  iParty is a multi-channel retailer that operates 35 retail stores and an Internet site at www.iparty.com.  The Company’s website was launched in February 1999.  On August 15, 2000 the Company’s wholly-owned subsidiary, iParty Retail Stores Corp., purchased assets consisting of 33 store leases, fixtures and inventory from The Big Party Corporation.  This enabled the Company to set up a retail stores operation and to become a multi-channel retailer for party goods.  In the first quarter of fiscal 2003 over 99% of the Company’s revenues were derived from its retail stores operation.  The Company’s retail stores operation is supplemented by its Internet operation, which provides convenience to those customers who choose to shop over the Internet.

Results of Operations

Fiscal year 2003 has 52 weeks and ends on December 27, 2003.  Fiscal year 2002 had 52 weeks and ended on December 28, 2002.

The first quarter of fiscal year 2003 had 13 weeks and ended on March 29, 2003.  The first quarter of fiscal year 2002 had 13 weeks and ended on March 30, 2002.

Revenue

Revenue for the first quarter of fiscal 2003 was $10,287,577, a decrease of $298,464, or 2.8% from the first quarter of the prior fiscal year.  Revenue includes the selling price of party goods sold, net of returns and discounts, as well as outbound shipping and handling charges billed.  Revenue is recognized at the point of sale for retail sales and upon shipment to customers for Internet sales.

Sales for the first quarter of fiscal 2003 included sales from one store that opened in late March 2002 and one store that opened in early September 2002, as well as a decrease of 7.5% in comparable store sales.  Comparable store sales are defined as sales from those stores open for at least one full year.  Due to the strong seasonality of our business, comparable store sales for the first quarter of fiscal 2003 were adversely affected by Easter falling three weeks later this year, twenty-two days into the second quarter of fiscal 2003.  Last year, Easter occurred on the first day of the second quarter of fiscal 2002.  Year-to-date comparable store sales through April 20, 2003, which adjusts for the timing shift of Easter, were down 3.0%.

Cost of products sold

Cost of products sold for the first quarter of fiscal 2003 was 60.7% of revenue, a decrease of 2.1 percentage points from the first quarter of the prior fiscal year.  Cost of products sold consists of the cost of merchandise sold to customers, store occupancy costs, warehousing costs, and outbound shipping and handling costs charged to the Company by its website fulfillment partner, Taymark.

This decrease as a percentage of revenues was attributable to improved vendor terms and pricing, although partially offset by fixed store occupancy costs.

Marketing and sales expense

Marketing and sales expense for the first quarter of fiscal 2003 was $3,772,859, or 36.7% of revenue, an increase of $371,851 from the first quarter of the prior fiscal year.  As a percentage of revenue, marketing and sales expense increased by 4.6 percentage points from the prior fiscal year.  Marketing and sales expense consists primarily of store payroll and related expenses for personnel engaged in marketing and selling activities and advertising, public relations and promotional expenditures.

The increase in marketing and sales expense as a percentage of revenue was attributable to increases in store payroll and other store selling related expenses.  Payroll and associated fringe benefits increased 2.9 percentage points as the Company maintained its commitment to provide superior customer service by continuing to staff its stores accordingly even though comparable store sales declined.  Retail operations management expense increased by 0.7 percentage points due to additions to the field management staff.  Store communications expense increased by 0.5 percentage points due to the installation of a new wide area network (“WAN”) intended to improve performance and reliability and support the implementation of new store systems.  Utilities expense increased by 0.4 percentage points due to higher heating costs associated with the unseasonably cold weather in New England during the first quarter of fiscal 2003.

General and administrative expense

General and administrative (“G&A”) expense for the first quarter of fiscal 2003 was $1,385,869, or 13.5% of revenue, an increase of $1,435 and an increase of 0.4 percentage points from the first quarter of the prior fiscal year.  G&A expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.

The amount spent on G&A was relatively consistent from the first quarter of fiscal 2002 to the first quarter of fiscal 2003 as increases for insurance and payroll were offset by decreases in spending on support costs for the Company’s web site.

Interest income

Interest income on cash and cash equivalents in the first quarter of fiscal 2003 was $1,386, a decrease of $3,319 from the first quarter of fiscal 2002.  The decrease in interest income was due to lower cash and investment balances.

Interest expense

Interest expense in the first quarter of fiscal 2003 was $52,805, a decrease of $48,818 from the first quarter of fiscal 2002.  The decrease in interest expense was attributable to a reduction from two days to one day in the float on the Company’s daily deposits and a reduction in the interest rate on its borrowings on its line of credit, to 6.5% in the first quarter of fiscal 2003 compared to 8.0% in the first quarter of fiscal 2002.

Income taxes

The Company has not provided a benefit for income taxes for the first quarter of fiscal 2003 or the first quarter of fiscal 2002 due to the uncertainty of future taxable income.

At the end of fiscal 2002 the Company had estimated net operating loss carryforwards of approximately $24.6 million, which were fully reserved for, and expire through fiscal 2021.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards will be subject to annual limitations based upon certain ownership changes of the Company’s stock that may occur.

Net loss

Net loss in the first quarter of fiscal 2003 was $1,164,266, or $0.07 per basic and diluted share, compared to $942,938, or $0.06 per basic and diluted share, in the first quarter of fiscal 2002.

Liquidity and Capital Resources

The Company’s operating activities used $1,115,960 in cash in the first quarter of fiscal 2003.  This use of cash was predominantly due to the net loss and an increase in inventory, partially offset by an increase in accounts payable.  The Company’s operating activities used $551,419 in cash in the first quarter of fiscal 2002.  This use of cash was predominantly due to the net loss and an increase in accrued expenses and other liabilities, partially offset by an increase in accounts payable.

The Company invested cash in property and equipment totaling $102,447 and $197,172 in the first quarter of fiscal 2003 and 2002, respectively.  The cash invested in the first quarter of fiscal 2003 included the purchase of personal computer software licenses.  The cash invested in the first quarter of fiscal 2002 included certain assets associated with the new store that opened in March 2002.

The Company provided $305,253 in net cash in financing activities in the first quarter of fiscal 2003 whereas the Company used $171,687 in net cash in financing activities in the first quarter of fiscal 2002.  As a result of reduced cash flow from operating activities the Company increased the net borrowings under its line of credit to $3,840,247 at March 29, 2003 compared to $3,476,738 at December 28, 2002.

The Company has a line of credit with Wells Fargo Retail Finance.  On May 23, 2002 the Company amended its existing line of credit (the “line”).  The amendment extended the term of the line through July 31, 2004, reduced the minimum interest rate from 8% to 6.5% and eliminated certain financial covenants.  The amended line allows for borrowings equal to the lesser of $7,500,000, or the borrowing base, as defined.  Its inventory and other assets secure the Company’s line of credit.  The amended line of credit generally prohibits the payment of any dividends or other distributions to any of the Company’s classes of capital stock.

The amounts outstanding under the Company’s line of credit as of March 29, 2003 and December 28, 2002 were $3,840,247 and $3,476,738, respectively.  The outstanding balances under the line of credit are classified as current liabilities in the accompanying consolidated balance sheets, since the Company is required to apply daily lock-box receipts to reduce the amount outstanding.  At March 29, 2003, the Company had approximately $2,308,000 of additional availability under the line of credit.

Interest on the amended line of credit is payable at the greater of the bank’s base rate plus 1%, or 6.5%.  Borrowings outstanding at March 29, 2003 accrued interest at 6.5%.

The amended agreement includes only one financial covenant, which requires the Company to maintain a minimum availability under the line of credit in the amount of $300,000 at the end of each month.  At March 29, 2003, the Company was in compliance with this financial covenant.

In 2000 the Company purchased inventory, fixed assets and the leases of 33 retail stores from the Big Party, (“the seller”) in consideration of cash and assumption of certain liabilities.  In addition, the Company agreed to pay the seller, no later than March 31, 2004, an amount equivalent to the greater of $250,000, or a percentage of the aggregate operating results of the 33 acquired locations.  In connection with the Company’s purchase accounting in 2000, the Company accrued the guaranteed amount of $250,000.  As of March 29, 2003, the Company has $250,000 included in accrued expenses in the accompanying consolidated balance sheets, which reflects the Company’s current estimate of the liability.

The Company’s prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, economic conditions, and contractual matters.  The Company expects its capital expenditures for 2003 to be primarily related to new stores, store improvements and technology advancements in support of growth and operational enhancement.

Contractual obligations at March 29, 2003 were as follows:

	Payments Due By Period
	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years	Total
Line of credit	$3,840,247				$3,840,247
Capital lease obligations	179,517	2,480	—	—	181,997
Operating leases (including retail space leases)	5,313,838	9,705,995	5,785,187	5,169,542	25,974,562
Earn-out agreement included in accrued expenses	250,000	—	—	—	250,000
Total contractual obligations	$9,583,602	$9,708,475	$5,785,187	$5,169,542	$30,246,806

The Company believes, based on its current operating plan, that anticipated revenues from operations and borrowings available under the existing line of credit will be sufficient to fund its operations and working capital requirements for the next 12 months.  In the event that the Company’s operating plan changes or proves inaccurate due to decreased revenues, unanticipated expenses, increased competition, unfavorable economic conditions, or other unforeseen circumstances, the Company’s liquidity may be negatively impacted.  Accordingly, the Company would be required to adjust its expenditures to conserve working capital or raise additional capital to fund operations.  There can be no assurance, however, that, should the Company require additional financing, such financing will be available on terms and conditions acceptable to the Company.

Seasonality

Due to the seasonality of the Company’s business, sales and operating income are typically higher in its second quarter and fourth quarters.  Sales of Easter, graduation and summer merchandise are important to business in the second quarter and sales of Halloween and Christmas merchandise are important to business in the fourth quarter.

Geographic Concentration

The Company has 32 of its 35 stores located in New England.  As a result, a severe or prolonged economic recession or changes in demographic mix, employment levels, population density, weather, real estate market conditions or other factors specific to this geographic region may adversely affect the Company more than certain of its competitors that are more geographically diverse.

Effects of Inflation

The Company does not view the effects of inflation to have a material effect upon its business.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities.  These estimates and judgments are based on historical experience, knowledge of current conditions, and beliefs of what could occur in the future given available information.  Management considers the following accounting policies to be both those most important to the portrayal of the Company’s financial condition and those that require the most subjective judgment.  If actual results differ significantly from management’s estimates and projections, there could be a material effect on the Company’s financial statements.

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

Inventory and Related Allowance for Obsolete and Excess Inventory

Inventory consists of party supplies and is valued at the lower of market or weighted-average cost, which approximates FIFO (first-in, first-out).  Inventory has been reduced by an allowance for obsolete and excess inventory, which is based on management’s review of inventory on hand compared to estimated future sales.  If actual market conditions are less favorable than those projected by management, additional reserves may be required.

Stock Option Compensation Expense

The Company accounts for its stock option compensation agreements with employees under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation.

Accounting for the Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposed of Long-Lived Assets, the Company performs an impairment review quarterly.  If actual market conditions are less favorable than those projected by management, future write-offs may be necessary.

Income Taxes

The Company records a valuation allowance against its deferred tax assets because of the uncertainty as to their realizability.  Should the Company determine that it would be able to realize its deferred tax assets in the future an adjustment to the deferred tax assets would increase income in the period such determination was made.

Factors That May Affect Future Results

Various risks, uncertainties and contingencies could cause the Company’s actual results, performance or achievements to differ materially from those expressed in, or implied by, statements included in this report, including, but not limited to, the following:  the success or failure of the Company’s efforts to implement its business strategy; the Company’s inability to obtain additional financing, if required; third-party suppliers’ failure to fulfill their obligations to the Company; unseasonable weather; intense competition; the availability of retail store space on reasonable lease terms; the failure of the Company’s systems or those of its third-party suppliers; general economic developments affecting consumer confidence or spending patterns, particularly in the New England region; and government regulation of the Internet.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s market risk exposure since the filing of the Annual Report on Form 10- KSB.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are designed to ensure the information required to be disclosed by the Company in reports it files or submits under the Securities and Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and are operating in an effective manner.

(b) Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

PART II

Item. 6  Exhibits and Reports on Form 8-K

(a) Exhibits

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPARTY CORP.

	By:	/s/ SAL PERISANO
Sal Perisano
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ PATRICK FARRELL
Patrick Farrell
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 13, 2003

CERTIFICATION

I, Sal Perisano, certify that:

1.                           I have reviewed this quarterly report on Form 10-Q of iParty Corp.;

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

4.                           The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                           The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                           The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ Sal Perisano
Sal Perisano
Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, Patrick Farrell, certify that:

1.                           I have reviewed this quarterly report on Form 10-Q of iParty Corp.;

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

4.                           The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                           The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                           The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ Patrick Farrell
Patrick Farrell
President and Chief Financial Officer