Form 10KSB/A
period 2002-12-28
IPARTY CORP
filed 2003-08-12
CIK 1078383

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A*
(Amendment No. 1)

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

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. ☐

        The Issuer's revenues for its most recent fiscal year ended December 28, 2002 were $52,177,923.

        On August 1, 2003, the aggregate market value of the voting common equity of the Registrant (consisting of common stock, $.001 par value (the "Common Stock")) held by non-affiliates of the Registrant was approximately $4,742,002 based on the closing price for such Common Stock on said date as reported by the American Stock Exchange. On August 1, 2003 there were 17,562,972 shares of Common Stock, $.001 par value, issued and outstanding.

*
Amendment to Part II, Item 7, as set forth herein.

Explanatory Note to Form 10-KSB/A

        We are filing this Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended December 28, 2002 to reclassify the Company's Series A-F convertible preferred stock outside of permanent stockholders' equity, as a result of the application of Emerging Issues Task Force ("EITF") Topic No. D-98, Classification and Measurement of Redeemable Securities. The effect of this reclassification is to reduce previously reported total stockholders' equity by the carrying values of the respective convertible preferred shares outstanding of $18,584,309, $20,092,667 and $22,965,666 as of December 28, 2002, December 29, 2001 and December 30, 2000, respectively.

        In accordance with the rules of the Securities and Exchange Commission, the full text of the affected Item 7 of Part II is included in this amendment and the certifications mandated under the Sarbanes-Oxley Act of 2002 are hereby submitted as of the date hereof.

PART II

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Auditors

Board of Directors and Stockholders
iParty Corp.

        We have audited the accompanying consolidated balance sheet of iParty Corp. and subsidiaries as of December 28, 2002, and the related consolidated statements of operations, convertible preferred stock and stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of iParty Corp. as of December 29, 2001, were audited by other auditors who have ceased operations and whose report dated February 22, 2002 expressed an unqualified opinion on those consolidated statements.

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

        As described in Note 1 to the consolidated financial statements, the Company has restated its consolidated balance sheet as of December 28, 2002 and its consolidated statements of convertible preferred stock and stockholders' deficit for the years ended December 28, 2002 and December 29, 2001.

        As discussed above, the consolidated financial statements of the Company for the year ended December 29, 2001 were audited by other auditors who have ceased operations. As described in Note 1 to the consolidated financial statements, the Company has restated its consolidated statements of convertible preferred stock and stockholders' deficit for the year ended December 29, 2001 to reclassify the Company's series A—F convertible preferred stock outside of permanent stockholders' deficit as a result of the application of EITF Topic No. D-98, Classification and Measurement of Redeemable Securities. We have audited the adjustments described in Note 1 that were applied to restate the consolidated statements of convertible preferred stock and stockholders' deficit for the year ended December 29, 2001. With respect to these adjustments, our procedures included (a) agreeing the previously reported series A—F convertible preferred stock, additional paid in capital and stockholders' deficit to the previously issued consolidated financial statements, (b) agreeing the adjustments to the underlying records obtained from management and (c) testing the mathematical accuracy of the reconciliation of the restated series A—F convertible preferred stock, additional paid in capital and stockholders' deficit. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
February 21, 2003, except for Note 1 under
    the caption Restatement of Financial
    Information and Note 10 under the caption
    Liquidation Feature of Series A-F
    Convertible Preferred Stock,
    as to which the date is August 5, 2003

        This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the consolidated financial statements of iParty Corp. as of December 29, 2001 and December 30, 2000, and for the years then included in the Annual Report on Form 10-KSB of iParty Corp. for the fiscal year ended December 29, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with the filing of this Annual Report on Form 10-KSB/A for the fiscal year ended December 28, 2002. The consolidated balance sheets as of December 29, 2001 and December 30, 2000 and the consolidated statements of operations, stockholders' equity and cash flows for the year ended December 30, 2000 related to this audit report have not been included in the consolidated financial statements in this Annual Report on Form 10-KSB/A for the fiscal year ended December 28, 2002.

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

                      /s/ Arthur Andersen LLP

Boston, Massachusetts
February 22, 2002

iPARTY CORP.
CONSOLIDATED BALANCE SHEETS
Restated

December 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$2,326,343
Restricted cash	371,952
Accounts receivable	445,988
Inventory, net	8,916,664
Prepaid expenses and other assets	294,370

Total current assets	12,355,317
Property and equipment, net	1,128,897
Other assets	331,669

Total assets	$13,815,883

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,752,311
Accrued expenses	1,867,496
Current portion of capital lease obligations	237,080
Borrowings under line of credit	3,476,738

Total current liabilities	8,333,625
Long-term liabilities:
Capital lease obligations, net of current portion	3,173
Other liabilities	678,932

Total long-term liabilities	682,105
Total liabilities	9,015,730
Commitments and contingencies
Convertible preferred stock—$.001 par value; 10,000,000 shares authorized,
Series A convertible preferred stock—1,000,000 shares authorized, issued and outstanding in 2002 (aggregate liquidation value of $1,000,000 at December 28, 2002)	1,000,000
Series B convertible preferred stock—1,150,000 shares authorized; 684,799 shares issued and outstanding in 2002 (aggregate liquidation value of $13,695,973 at December 28, 2002) (see Notes 9 and 10)	10,189,809
Series C convertible preferred stock—100,000 shares authorized, issued and outstanding in 2002 (aggregate liquidation value of $2,000,000 at December 28, 2002) (see Notes 9 and 10)	1,492,000
Series D convertible preferred stock—250,000 shares authorized, issued and outstanding in 2002 (aggregate liquidation value of $5,000,000 at December 28, 2002) (see Notes 9 and 10)	3,652,500
Series E convertible preferred stock—533,333 shares authorized; 466,667 shares issued and outstanding in 2002 (aggregate liquidation value of $1,750,000 at December 28, 2002) (see Notes 9 and 10)	1,750,000
Series F convertible preferred stock—114,286 shares authorized, issued and outstanding in 2002 (aggregate liquidation value of $500,000 at December 28, 2002)	500,000

Total convertible preferred stock	18,584,309
Stockholders' deficit:
Common stock—$.001 par value; 150,000,000 shares authorized; 16,996,570 shares issued and outstanding in 2002	16,997
Additional paid-in capital	46,168,101
Accumulated deficit	(59,969,254)

Total stockholders' deficit	(13,784,156)

Total liabilities, convertible preferred stock and stockholders' deficit	$13,815,883

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

iPARTY CORP.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Restated

			Stockholders' Deficit
	Preferred Stock		Common Stock
					Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance at December 30, 2000	3,569,165	$22,965,666	12,174,745	$12,175	$41,204,890	$(56,758,229)	$(15,541,164)
Issuance of common stock upon conversion of Series B convertible preferred stock	(294,793)	(2,872,999)	2,947,930	2,948	2,870,051	—	2,872,999
Stock option compensation expense	—	—	—	—	320,373	—	320,373
Net loss	—	—	—	—	—	(2,436,306)	(2,436,306)

Balance at December 29, 2001	3,274,372	20,092,667	15,122,675	15,123	44,395,314	(59,194,535)	(14,784,098)
Issuance of common stock upon conversion of Series B convertible preferred stock	(119,786)	(1,257,886)	1,197,860	1,198	1,256,688	—	1,257,886
Issuance of common stock upon conversion of Series E preferred stock	(66,666)	(250,000)	666,660	667	249,333	—	250,000
Series B preferred stock adjustment (Note 9)	(313,974)	(314)	—	—	314	—	314
Series C preferred stock adjustment (Note 9)	(45,198)	(45)	—	—	45	—	45
Series D preferred stock adjustment (Note 9)	(112,996)	(113)	—	—	113	—	113
Equity portion of special charge (Note 9)	—	—	—	—	171,465	—	171,465
Exercise of stock options	—		9,375	9	4,679	—	4,688
Preferred stock beneficial conversion dividend (Note 9)	—	—	—	—	90,150	(90,150)	—
Net loss	—	—	—	—	—	(684,569)	(684,569)

Balance at December 28, 2002	2,615,752	$18,584,309	16,996,570	$16,997	$46,168,101	$(59,969,254)	$(13,784,156)

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

  Restatement of Financial Information

        The accompanying consolidated balance sheet as of December 28, 2002 and statements of convertible preferred stock and stockholders' deficit for the years ended December 28, 2002 and December 29, 2001 have been reclassified to present the Company's Series A—F convertible preferred stock outside of permanent stockholders' deficit as a result of the application of EITF Topic No. D-98, Classification and Measurement of Redeemable Securities. The effect of this reclassification is to reduce previously reported total stockholders' equity by the carrying values of the respective convertible preferred shares outstanding of $18,584,309, $20,092,667 and $22,965,666 as of December 28, 2002, December 29, 2001 and December 30, 2000, respectively. The effect of this reclassification on the conversions of preferred stock in 2002 and 2001 within the statements of convertible preferred stock and stockholders' deficit is to increase the amount of convertible preferred stock transferred to additional paid in capital by $1,507,700 in 2002 and $2,872,704 in 2001. These reclassifications did not impact the Company's results of operations or actual cash flows.

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

  Deferred Rent

        Certain operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreements using the straight-line method, and are included in other liabilities in the accompanying consolidated balance sheet.

  Net Loss per Share

        Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share is the same as basic net loss per share for the years ended December 28, 2002 and December 29, 2001, since the Company recognized a net loss in each year.

        The following table sets forth the computation of basic and diluted net loss available to common stockholders per share:

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

  Accounting for the Impairment of Long-Lived Assets

        The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in fiscal 2002, which requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated results of operations in fiscal year 2002.

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

  New Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and rescinds EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its consolidated financial position or consolidated results of operations.

        In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of FASB Statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, which is disclosed in Note 2.

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

3. PROPERTY AND EQUIPMENT:

        Property and equipment consist of the following:

Dec. 28, 2002
Computers, equipment, furniture and fixtures	$1,548,483
Equipment under capital leases	731,795
Leasehold improvements	499,035

2,779,313
Less accumulated depreciation	(1,650,416)

$1,128,897

4. LEASES:

        The Company conducts the majority of its operations in leased facilities with certain leased equipment accounted for as operating and capital leases. The original cost of assets under capital leases at December 28, 2002 was $731,795. The accumulated depreciation of assets under capital leases at December 28, 2002 was $448,399. The amortization related to those assets under capital lease is included in depreciation expense.

        At December 28, 2002 the minimum rental commitments under all non-cancelable capital and operating leases with initial or remaining terms of more than one year were as follows:

Fiscal Year	Capital	Operating
2003	$273,379	$5,129,422
2004	3,159	5,130,278
2005	263	4,451,075
2006	—	3,775,865
2007	—	2,244,004
Thereafter	—	4,223,550

	276,801	$24,954,194

Less amount representing interest	36,548

Present value of minimum lease payments	240,253
Less current portion of obligation under capital leases	237,080

Long-term obligation under capital leases	$3,173

        The Company's rental expense under operating leases for the years ended December 28, 2002 and December 29, 2001 amounted to $4,721,968 and $4,336,976, respectively. Included in these amounts are contingent rentals totaling $19,952 in 2002 and $19,083 in 2001.

5. INCOME TAXES:

        A reconciliation of the effective rate with the federal statutory rate is as follows:

	2002	2001
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(6.0)	(6.0)
Permanent differences	10.0	—
Change in valuation allowance	30.0	40.0

Effective tax rate	—%	—%

        Deferred tax assets consist of the following:

2002
Net operating loss carryforwards	$9,826,000
Inventory reserves	548,000
Deferred rent	171,000
Accrued vacation	81,000
Excess book over tax depreciation and amortization	173,000
Other	99,000

10,898,000
Less valuation allowance	(10,898,000)

Net deferred tax asset	$—

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

  Earn-out agreement

        As discussed in Note 1, the Company purchased from The Big Party, Debtor and Debtor-in-Possession (the "sellers") in 2000 inventory, fixed assets and the leases of 33 retail stores in consideration of cash and assumption of certain liabilities. In addition, the Company agreed to pay the sellers, no later than March 31, 2004, an amount equivalent to the greater of $250,000, or a percentage of the aggregate operating results of the 33 acquired locations. In connection with the Company's purchase accounting in 2000, the Company accrued the guaranteed amount of $250,000. As of December 28, 2002, the Company has $250,000 accrued in other liabilities in the accompanying consolidated balance sheet.

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

        As described in Mr. Perisano's first employment agreement with the Company, on August 26, 1999 the Company granted Mr. Perisano, options to purchase an aggregate of 434,730 shares of the Company's common stock pursuant to the Company's stock option plan with an exercise price of $2.00, which was below the then-current market price of $3.38. As of December 29, 2001 all such options had vested. These options were fully expensed as of December 29, 2001. The Company charged $273,971 related to this stock option grant to stock option compensation expense in fiscal 2001.

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

        The amount outstanding under the Company's line of credit as of December 28, 2002 was $3,476,738. The outstanding balances under the line of credit are classified as current liabilities in the accompanying consolidated balance sheet, since the Company is required to apply daily lock-box receipts to reduce the amount outstanding. At December 28, 2002, the Company had approximately $1,500,000 of availability under the line of credit.

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

        The Company has performed the calculations to compute the correct number of shares of Affected Preferred Stock and Affected Warrants that should be issued and outstanding as of December 28, 2002, along with the appropriate conversion ratios in effect at December 28, 2002. The Company has notified each holder of Affected Preferred Stock as of December 2, 2002. The Company has also instructed its transfer agent to apply any Affected Stock conversions using the corrected ratios and prices. The Company has presented its balance sheet, earnings per share and all footnotes information for 2002, in accordance with the corrected information. The accounting implications of this situation are as follows:

  •
  Beginning in September 2000, the Company believed and treated holders of Affected Preferred Stock as if they were entitled to approximately 2.3 million more common shares upon conversion of their Affected Preferred Stock than they were in fact entitled to. Of this overstated amount, since October 2000, 590,327 common shares have been issued upon conversions of shares of Affected Preferred Stock and sold in the public market (the "Overissued Shares"). On October 31, 2002, the Company's Board of Directors ratified the issuance of the Overissued Shares.

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

        In the event of liquidation, the holders of Series F convertible preferred stock have preference to holders of the Company's common stock, and are pari passu with the Company's Series A, B, C, D and E convertible preferred stock.

        Holders of Series F preferred stock vote on an as-if-converted basis on all matters submitted to a vote of the Company's stockholders.

  Liquidation Feature of Series A-F Convertible Preferred Stock

        The holders of Series A-F convertible preferred stock have the right to a liquidation preference, which may be exercised by the preferred stockholders under certain events outside of the Company's control. In accordance with EITF Topic D-98, the Company has included the respective equity securities outside of permanent stockholders' deficit in the accompanying balance sheet as of December 28, 2002 at their respective carrying values. The carrying values have been determined based on their fair market values at the original dates of issuance. In certain cases, warrants were issued, which the Company allocated value to and included in additional paid in capital. In the event such a liquidation event occurs, the difference between the carrying value of the convertible preferred stock and their liquidation value will be accreted. This amount was $5.4 million on December 28, 2002.

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

        The following table summarizes the Company's outstanding warrants, including the impact of anti-dilution events which occurred in previous years, at December 28, 2002:

Warrant Shares	Exercisable into Common Shares	Exercise Price	Expiration Date
528,210	528,210	$2.63 - $5.13	04/16/09-08/15/09
5,244,760	8,359,616	$1.25	8/26/05
500,000	800,000	$1.25	8/26/05
929,929	1,487,886	$1.25	8/26/05
1,250,000	1,837,500	$1.36	8/26/05
550,000	550,000	$2.88	12/21/04

9,002,899	13,563,212	$1.43

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

        Segment data is as follows:

	For the year ended December 28, 2002
	Internet	Retail Stores	Total
Net revenue	$630,602	$51,547,321	$52,177,923

Operating income (loss)	$(660,652)	$247,936	$(412,716)

Net loss	$(664,200)	$(20,369)	$(684,569)

Total assets	$98,642	$13,717,241	$13,815,883

Depreciation and amortization	$238,813	$394,360	$633,173

Capital expenditures	$—	$775,147	$775,147

	For the year ended December 29, 2001
	Internet	Retail Stores	Total
Net revenue	$914,469	$47,068,935	$47,983,404

Operating income (loss)	$(1,172,367)	$(999,607)	$(2,171,974)

Net loss	$(1,075,900)	$(1,360,406)	$(2,436,306)

Total assets	$2,721,046	$11,812,172	$14,533,218

Depreciation and amortization	$433,978	$182,685	$616,663

Capital expenditures	$2,025	$208,713	$210,738

SIGNATURES

        IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

iPARTY CORP.

By:	/s/ SAL PERISANO Sal Perisano Chief Executive Officer and Principal Executive Officer

Dated: August 11, 2003

        IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE

/s/ SAL PERISANO Sal Perisano	Chief Executive Officer, Principal Executive Officer and Director	August 11, 2003
/s/ ROBERT LESSIN Robert Lessin	Director	August 11, 2003
Lorenzo Roccia	Director
/s/ CHRISTINA WEAVER Christina Weaver	Director	August 11, 2003
/s/ PATRICK FARRELL Patrick Farrell	President, Chief Financial Officer and Principal Financial Officer	August 11, 2003

QuickLinks

Explanatory Note to Form 10-KSB/A
PART II
  ITEM 7. FINANCIAL STATEMENTS
Report of Independent Auditors
Report of Independent Public Accountants
iPARTY CORP. CONSOLIDATED BALANCE SHEETS Restated
iPARTY CORP. CONSOLIDATED STATEMENTS OF OPERATIONS
iPARTY CORP. CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT Restated
iPARTY CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS
iPARTY CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 28, 2002
SIGNATURES