Form 10-Q/A
period 2003-03-29
IPARTY CORP
filed 2003-08-12
CIK 1078383

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A*

(Amendment No. 1)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2003

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO

COMMISSION FILE NUMBER 0-25507

iPARTY CORP.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	76-0547750
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

1457 VFW PARKWAY WEST ROXBURY, MASSACHUSETTS	02132 (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

The number of shares of the Registrant’s common stock outstanding as of August 1, 2003:  17,562,972

* Amendment to Part 1, Item 1, as set forth herein.

Explanatory Note to Form 10-Q/A

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2003 to reclassify the Company’s Series A- F convertible preferred stock outside of permanent stockholders’ deficit, as a result of the application of Emerging Issues Task Force (“EITF”) Topic No. D-98, Classification and Measurement of Redeemable Securities.  The effect of this reclassification is to reduce previously reported total stockholders’ equity by $18,558,998 and $18,584,309 as of March 29, 2003 and December 28, 2002, respectively.

In accordance with the rules of the Securities and Exchange Commission, the full text of the affected Item 1 of Part I is included in this amendment and the certifications mandated under the Sarbanes-Oxley Act of 2002 are hereby submitted as of the date hereof.

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited) and Notes to Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED BALANCE SHEETS
Restated

	Mar 29, 2003	Dec 28, 2002
	Note 1	Note 1
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,476,997	$2,326,343
Restricted cash	308,144	371,952
Accounts receivable	295,677	445,988
Inventory, net	9,497,878	8,916,664
Prepaid expenses and other assets	297,810	294,370
Total current assets	11,876,506	12,355,317
Property and equipment, net	1,106,455	1,128,897
Other assets	312,035	331,669
Total assets	$13,294,996	$13,815,883

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,371,191	$2,752,311
Accrued expenses	1,840,991	1,867,496
Current portion of capital lease obligations	179,517	237,080
Borrowings under line of credit	3,840,247	3,476,738
Total current liabilities	9,231,946	8,333,625

Long-term liabilities:
Capital lease obligations, net of current portion	2,480	3,173
Other liabilities	424,684	678,932
Total long-term liabilities	427,164	682,105

Commitments and contingencies

Convertible preferred stock - $.001 par value; 10,000,000 shares authorized,
Series A convertible preferred stock - 1,000,000 shares authorized, issued and outstanding (aggregate liquidation value of $1,000,000 at March 29, 2003)	1,000,000	1,000,000
Series B convertible preferred stock - 1,150,000 shares authorized; 683,098 and 684,799 shares issued and outstanding in 2003 and 2002, respectively, (aggregate liquidation value of $13,661,960 at March 29, 2003)	10,164,498	10,189,809
Series C convertible preferred stock - 100,000 shares authorized, issued and outstanding (aggregate liquidation value of $2,000,000 at March 29, 2003)	1,492,000	1,492,000
Series D convertible preferred stock - 250,000 shares authorized, issued and outstanding (aggregate liquidation value of $5,000,000 at March 29, 2003)	3,652,500	3,652,500
Series E convertible preferred stock - 533,333 shares authorized; 466,667 issued and outstanding (aggregate liquidation value of $1,750,000 at March 29, 2003)	1,750,000	1,750,000
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding (aggregate liquidation value of $500,000 at March 29, 2003)	500,000	500,000
Total convertible preferred stock	18,558,998	18,584,309

Stockholders’ deficit:
Common stock - $.001 par value; 150,000,000 shares authorized; 17,018,442 and 16,996,570 shares issued and outstanding in 2003 and 2002, respectively	17,018	16,997
Additional paid-in capital	46,193,390	46,168,101
Accumulated deficit	(61,133,520)	(59,969,254)
Total stockholders’ deficit	(14,923,112)	(13,784,156)

Total liabilities, convertible preferred stock and stockholders’ deficit	$13,294,996	$13,815,883

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

iPARTY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Restated
(Unaudited)

	For the three months ended
	Mar 29, 2003	Mar 30, 2002
	Note 1	Note 1
Operating activities:

Net loss	$(1,164,266)	$(942,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	124,889	132,825
Deferred rent	(4,248)	25,130
Changes in operating assets and liabilities:
Accounts receivable	150,311	151,750
Inventory	(581,214)	173,716
Prepaid expenses and other assets	16,194	(127,388)
Accounts payable	618,880	789,167
Accrued expenses and other liabilities	(276,506)	(753,681)
Net cash used in operating activities	(1,115,960)	(551,419)

Investing activities:

Purchase of property and equipment	(102,447)	(197,172)
Decrease in restricted cash	63,808	15,116
Net cash used in investing activities	(38,639)	(182,056)

Financing activities:

Net borrowings (repayments) under line of credit	363,509	(112,142)
Principal payments on capital lease obligations	(58,256)	(64,233)
Proceeds from exercise of stock options	—	4,688
Net cash provided by (used in) financing activities	305,253	(171,687)

Net decrease in cash and cash equivalents	(849,346)	(905,162)

Cash and cash equivalents, beginning of year	2,326,343	2,399,084

Cash and cash equivalents, end of period	$1,476,997	$1,493,922

Supplemental disclosure of non-cash financing activities:

Conversion of Series B convertible preferred stock to common stock	$25,311	$652,212

Acquisition of assets under capital lease	$—	$7,881

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 29, 2003
(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

The interim consolidated financial statements as of March 29, 2003 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles.  The consolidated balance sheet at December 28, 2002 has been derived from the audited consolidated financial statements at that date.  Operating results for the three months ended March 29, 2003 and March 30, 2002 may not be indicative of the results for the entire year due, in part, to the seasonality of the Company’s business.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 28, 2002.

Restatement of Financial Information

The accompanying consolidated balance sheets as of March 29, 2003 and December 28, 2002 have been reclassified to present the Company’s Series A - F convertible preferred stock outside of permanent stockholders’ deficit as a result of the application of EITF Topic No. D-98, Classification and Measurement of Redeemable Securities.  The effect of this reclassification is to reduce previously reported total stockholders’ equity by the carrying values of the respective convertible preferred shares outstanding of $18,558,998 and $18,584,309 as of March 29, 2003 and December 28, 2002, respectively.  The supplemental disclosure of non-cash financing activities has been restated on the accompanying consolidated statements of cash flows for the three months ended March 29, 2003 and March 30, 2002 to reflect the conversion of convertible preferred stock at their carrying values.  These reclassifications did not impact the Company’s results of operations or actual cash flows.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany transactions and balances.

Revenue Recognition

Revenue is recognized at the point of sale for retail sales and upon shipment to customers for Internet sales.  Outbound shipping charges billed to Internet customers are included in revenue.  In accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), the Company classifies discounts as a reduction of revenue.  The Company recognizes its revenue with respect to the Internet operation on a gross basis since the Company is the primary obligor to the customer and the merchant of record under the arrangement.

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

The Company has computed the value of options using the Black-Scholes option pricing model prescribed by SFAS No. 123.  The weighted-average fair value of the options granted was $0.17 per share during the first quarter of fiscal 2003 and $0.32 per share during the first quarter of fiscal 2002, using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 125% in 2003 and 2002, a risk-free interest rate of 4.77% to 5.11% in first quarter of fiscal 2003 and 5.56% to 5.75% in first quarter of fiscal 2002 and an expected life of five years from date of the grant.  Had compensation cost for the Company’s stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS 123, the Company’s net loss and net loss per share would have been the following pro forma amounts:

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

Operating segments represent components of the Company’s business that are evaluated regularly by management in assessing the performance and resource allocation.  Management evaluates a segment’s performance based upon net revenue, operating loss and net loss.  In the past the Company had determined that its reportable segments consisted of a retail stores operation and an Internet operation.  In the first quarter of fiscal 2003 the Internet operation’s consolidated net revenue was less than 2% of the Company’s consolidated net revenue, its reported loss was less than 5% of the Company’s consolidated loss and its assets were less than 1% of the Company’s consolidated assets.  The Company does not expect these amounts to return to over 10% of the respective consolidated totals.  Therefore, the Company has not reported Internet operating segment information during this quarter.

3.  NEW ACCOUNTING PRONOUNCEMENTS:

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and rescinds EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial position or consolidated results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.  SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  SFAS 148 also amends the disclosure provisions of FASB Statement No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  SFAS 148 also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial statements.  The Company currently does not intend to voluntarily change from the intrinsic value method to the fair value method of accounting for stock-based employee compensation.  The Company is providing the required disclosure about the effects on reported net loss of the Company’s accounting policy decisions with respect to stock-based employee compensation commencing with its interim financial statements for the three-month period ended March 29, 2003 in Note 1 to the interim financial statements.

In January 2003, the EITF issued EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the statement of operations.  That presumption is overcome when the consideration is either a reimbursement of specific, incremental, identifiable costs incurred to sell the vendor’s products, or a payment for assets or services delivered to the vendor.  The adoption of EITF Issue No. 02-16 did not have a material impact on the Company’s results of operations in the first quarter of fiscal 2003.

4. Liquidation Feature of Series A-F Convertible Preferred Stock

The holders of Series A-F convertible preferred stock have the right to a liquidation preference, which may be exercised by the preferred stockholders under certain events outside of the Company’s control.  In accordance with EITF Topic D-98, the Company has included the respective equity securities outside of permanent stockholders’ equity in the accompanying balance sheets as of March 29, 2003 and December 28, 2002 at their respective carrying values.  The carrying values have been determined based on their fair market values at the original dates of issuance.  In certain cases, warrants were issued, which the Company allocated value to and included in additional paid in capital.  In the event such a liquidation event occurs, the difference between the carrying value of the convertible preferred stock and their liquidation value will be accreted.  This amount was $5.4 million on March 29, 2003.

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

Dated:  August 12, 2003