Form 10-Q
period 2003-06-28
IPARTY CORP
filed 2003-08-12
CIK 1078383

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

The number of shares of the Registrant’s common stock outstanding as of August 1, 2003:  17,562,972.

iParty Corp.
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

iPARTY CORP.

CONSOLIDATED BALANCE SHEETS

	Jun 28, 2003	Dec 28, 2002
	(Unaudited)	Restated
		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,350,707	$2,326,343
Restricted cash	383,618	371,952
Accounts receivable	349,882	445,988
Inventory, net	9,106,940	8,916,664
Prepaid expenses and other assets	658,850	294,370
Total current assets	12,849,997	12,355,317
Property and equipment, net	1,059,139	1,128,897
Other assets	287,962	331,669
Total assets	$14,197,098	$13,815,883

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,421,133	$2,752,311
Accrued expenses	2,023,457	1,867,496
Current portion of capital lease obligations	126,996	237,080
Borrowings under line of credit	4,221,995	3,476,738
Total current liabilities	9,793,581	8,333,625

Long-term liabilities:
Capital lease obligations, net of current portion	1,765	3,173
Other liabilities	412,328	678,932
Total long-term liabilities	414,093	682,105

Commitments and contingencies

Convertible preferred stock - $.001 par value; 10,000,000 shares authorized,
Series A convertible preferred stock - 1,000,000 shares authorized, issued and outstanding (aggregate liquidation value of $1,000,000 at June 28, 2003)	1,000,000	1,000,000
Series B convertible preferred stock – 1,150,000 shares authorized; 648,963 and 684,799 shares issued and outstanding in 2003 and 2002, respectively (aggregate liquidation value of $12,979,260 at June 28, 2003)	9,656,569	10,189,809
Series C convertible preferred stock – 100,000 shares authorized, issued and outstanding (aggregate liquidation value of $2,000,000 at June 28, 2003)	1,492,000	1,492,000
Series D convertible preferred stock – 250,000 shares authorized, issued and outstanding (aggregate liquidation value of $5,000,000 at June 28, 2003)	3,652,500	3,652,500
Series E convertible preferred stock - 533,333 shares authorized; 466,667 issued and outstanding (aggregate liquidation value of $1,750,000 at June 28, 2003)	1,750,000	1,750,000
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding (aggregate liquidation value of $500,000 at June 28, 2003)	500,000	500,000
Total convertible preferred stock	18,051,069	18,584,309

Stockholders’ deficit:
Common stock - $.001 par value; 150,000,000 shares authorized; 17,468,724 and 16,996,570 shares issued and outstanding in 2003 and 2002, respectively	17,469	16,997
Additional paid-in capital	46,702,629	46,168,101
Accumulated deficit	(60,781,743)	(59,969,254)
Total stockholders’ deficit	(14,061,645)	(13,784,156)

Total liabilities, convertible preferred stock and stockholders’ deficit	$14,197,098	$13,815,883

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	Jun 28, 2003	Jun 29, 2002	Jun 28, 2003	Jun 29, 2002
Revenues	$13,805,555	$13,084,475	$24,093,132	$23,670,516
Operating costs:
Cost of products sold	7,849,863	7,674,326	14,091,559	14,320,945
Marketing and sales	4,252,482	3,759,517	8,025,341	7,160,525
General and administrative	1,295,272	1,327,005	2,681,141	2,711,439

Operating income/(loss)	407,938	323,627	(704,909)	(522,393)

Other income (expense):
Interest income	713	1,949	2,099	6,654
Interest expense	(56,874)	(53,638)	(109,679)	(155,261)

Net income/(loss)	$351,777	$271,938	$(812,489)	$(671,000)

Income/(loss) per share:
Basic	$0.02	$0.02	$(0.05)	$(0.04)
Diluted	$0.01	$0.01	$(0.05)	$(0.04)

Weighted-average shares outstanding:
Basic	17,374,939	15,872,019	17,187,437	15,722,147
Diluted	37,678,891	39,851,907	17,187,437	15,722,147

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	Jun 28, 2003	Jun 29, 2002
		Restated
		(Note 1)
Operating activities:

Net loss	$(812,489)	$(671,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	254,789	273,959
Deferred rent	(16,603)	64,309
Changes in operating assets and liabilities:
Accounts receivable	96,106	76,137
Inventory	(190,276)	98,814
Prepaid expenses and other assets	(320,773)	(288,724)
Accounts payable	668,822	642,364
Accrued expenses and other liabilities	(94,040)	(601,111)
Net cash used in operating activities	(414,464)	(405,252)

Investing activities:

Purchase of property and equipment	(185,031)	(302,377)
Decrease (increase) in restricted cash	(11,666)	249,190
Net cash used in investing activities	(196,697)	(53,187)

Financing activities:

Net borrowings under line of credit	745,257	499,063
Principal payments on capital lease obligations	(111,492)	(130,142)
Proceeds from exercise of stock options	1,760	4,688
Net cash provided by financing activities	635,525	373,609

Net increase (decrease) in cash and cash equivalents	24,364	(84,830)

Cash and cash equivalents, beginning of period	2,326,343	2,399,084

Cash and cash equivalents, end of period	$2,350,707	$2,314,254

Supplemental disclosure of non-cash financing activities:

Conversion of Series B convertible preferred stock to common stock	$533,240	$869,767

Acquisition of assets under capital lease	$—	$7,881

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 28, 2003

(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

The interim consolidated financial statements as of June 28, 2003 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles.  The consolidated balance sheet at December 28, 2002 has been derived from the audited consolidated financial statements at that date.  Operating results for the three months and six months ended June 28, 2003 and June 29, 2002 may not be indicative of the results for the entire year due, in part, to the seasonality of the Company’s business.  Historically, higher revenues and operating income been experienced in the second and fourth fiscal quarters.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 28, 2002.

Restatement of Financial Information

The accompanying consolidated balance sheet as of December 28, 2002 has been reclassified to present the Company’s Series A - F convertible preferred stock outside of permanent stockholders’ deficit as a result of the application of Emerging Issues Task Force (“EITF”) Topic No. D-98, Classification and Measurement of Redeemable Securities.  The effect of this reclassification is to reduce previously reported total stockholders’ equity by the carrying values of the respective convertible preferred shares outstanding of $18,584,309 at December 28, 2002.  The supplemental disclosure of non-cash financing activities has been restated on the accompanying consolidated statements of cash flows for the six months ended June 29, 2002 to reflect the conversion of convertible preferred stock at their carrying values.  This reclassification did not impact the Company’s results of operations or actual cash flows.

The Financial Accounting Standards Board (“FASB”) recently issued Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  The Company intends to adopt SFAS No. 150, which goes into effect during its third quarter.  Since the Company’s convertible preferred stock does not meet this Statement’s definition of mandatorily redeemable financial instruments, the Company intends to classify Series A-F convertible preferred stock as permanent equity for the balance sheet as of September 27, 2003 during the third quarter of 2003.

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

Concentrations

The Company’s Internet operation relies on a single vendor as its sole provider for services including inventory, fulfillment and shipping.  While management of the Company believes it could obtain similar services from other vendors for similar terms, a disruption in the services received from this vendor could materially harm the Company’s Internet business.  As discussed more fully in Note 4, the Company entered into a new arrangement with its fulfillment provider effective July 8, 2003.

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

Cash and Cash Equivalents

The Company uses controlled disbursement banking arrangements as part of its cash management program.  Outstanding checks, which were included in accounts payable, totaled $520,401 at June 28, 2003 and $945,995 at June 29, 2002.  The Company had sufficient funds available to fund the outstanding checks when they were presented for payment.

Inventory and Related Allowance for Obsolete and Excess Inventory

Inventory consists of party supplies and is valued at the lower of market or weighted-average cost, which approximates FIFO (first-in, first-out).  Inventory has been reduced by an allowance for obsolete and excess inventory, which is based on management’s review of inventory on hand compared to estimated future sales.

Net Income/(Loss) per Share

Basic net income/(loss) per share is computed by dividing net income/(loss) by the weighted-average number of common shares outstanding.  Diluted net income/(loss) per share is computed by dividing net income/(loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding using the treasury-stock method.

As of June 28, 2003, there were 42,027,438 potential additional common share equivalents outstanding, including 20,219,468 shares upon the conversion of immediately convertible preferred stock, 13,563,212 shares upon the exercise of warrants with a weighted-average exercise price of $1.43 and 8,244,758 shares upon the exercise of stock options with a weighted-average exercise price of $1.00, but not included in the above calculation as their effect would have been anti-dilutive.

Stock Option Compensation Expense

The Company accounts for its stock option compensation agreements with employees under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

The Company has computed the value of options using the Black-Scholes option pricing model prescribed by SFAS No. 123.  The weighted-average fair value of the options granted was $0.20 per share during the second quarter of fiscal 2003 and $0.27 per share during the second quarter of fiscal 2002, using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 125% in 2003 and 2002, a risk-free interest rate of 4.32% to 4.90% in the second quarter of fiscal 2003 and 5.72% to 5.95% in the second quarter of fiscal 2002 and an expected life of five years from the date of the grant.  Had compensation cost for the Company’s stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS 123, the Company’s net loss and net loss per share would have been the following pro forma amounts:

	For the three months ended		For the six months ended
	Jun 28, 2003	Jun 29, 2002	Jun 28, 2003	Jun 29, 2002
Net income/(loss), as reported	$351,777	$271,938	$(812,489)	$(671,000)

Stock option compensation expense	(108,173)	(123,964)	(217,196)	(399,973)

Pro forma net income/(loss)	$243,604	$147,974	$(1,029,685)	$(1,070,973)

Income/loss per share:
Basic, as reported	$0.02	$0.02	$(0.05)	$(0.04)
Diluted, as reported	$0.01	$0.01	$(0.05)	$(0.04)

Basic, pro forma	$0.01	$0.01	$(0.06)	$(0.07)
Diluted, pro forma	$0.01	$0.00	$(0.06)	$(0.07)

Accounting for the Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company performs an impairment review quarterly.

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

Operating segments represent components of the Company’s business that are evaluated regularly by management in assessing the performance and resource allocation.  Management evaluates a segment’s performance based upon net revenue, operating income/(loss) and net income/(loss).  In the past the Company had determined that its reportable segments consisted of a retail stores operation and an Internet operation.  In the second quarter of fiscal 2003 the Internet operation’s consolidated net revenue was less than 1% of the Company’s consolidated net revenue, its reported income was less than 5% of the Company’s consolidated income and its assets were less than 1% of the Company’s consolidated assets.  The Company does not expect these amounts to return to over 10% of the respective consolidated totals.  Therefore, the Company has not reported Internet operating segment information during this quarter.

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

In December 2002, the FASB issued SFAS No. 148 , Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.  SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  SFAS 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  SFAS No. 148 also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial statements.  The Company currently does not intend to voluntarily change from the intrinsic value method to the fair value method of accounting for stock-based employee compensation.  The Company is providing the required disclosure about the effects on reported net income/(loss) of the Company’s accounting policy decisions with respect to stock-based employee compensation commencing with its interim financial statements for the three-month and six month periods ended June 28, 2003 in Note 1 to the interim financial statements.

In January 2003, the EITF issued EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the statement of operations.  That presumption is overcome when the consideration is either a reimbursement of specific, incremental, identifiable costs incurred to sell the vendor’s products, or a payment for assets or services delivered to the vendor.  The adoption of EITF Issue No. 02-16 in 2003 did not have a material impact on the Company’s results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, ("Interpretation No. 46") to clarify the conditions in which assets, liabilities and activities of another entity should be consolidated into a variable interest entity (including a special purpose entity such as that utilized in an accounts receivable securitization transaction) by a company that bears the majority of the risk of loss from the variable interest entity's activities, is entitled to receive a majority of the variable interest entity's residual returns or both.  Interpretation No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of Interpretation No. 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The Company is currently in the process of evaluating the impact of Interpretation No. 46 and has not yet determined the impact on the Company’s results of operations or financial position.

4.  SUBSEQUENT EVENT:

Effective July 2003, the Company entered into an agreement with its existing website fulfillment provider whereby the fulfillment provider will operate an internet sales channel under a license with the Company.  In exchange for the right to use certain of the Company’s “Licensed Intellectual Property,” as defined, in connection with the operation of the internet sales channel, the licensee will pay a royalty to the Company based on actual amounts collected from customers less taxes, shipping or handling charges, rush charges, refunds, credits, and allowances.  The agreement is for two years and will renew on a yearly basis unless either party provides notice of non-renewal.

Item 2.  Management’s Discussion and Analysis

This information should be read in conjunction with the unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Item 6, Management’s Discussion and Analysis, contained in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 28, 2002.

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

Overview

iParty believes it is a leading brand in the party industry in the markets it serves and is a leading resource for consumers in those markets seeking party goods, party planning advice and relevant information.  iParty is a multi-channel retailer that operates 35 retail stores and licenses the operation of an Internet site at www.iparty.com.  The Company’s website was launched in February 1999.  On August 15, 2000 the Company’s wholly-owned subsidiary, iParty Retail Stores Corp., purchased assets consisting of 33 store leases, fixtures and inventory from The Big Party Corporation.  This enabled the Company to set up a retail stores operation and to become a multi-channel retailer for party goods.  In the second quarter of fiscal 2003 over 99% of the Company’s revenues were derived from its retail stores operation.  The Company’s retail stores operation is supplemented by its licensee’s Internet operation, which provides convenience to those customers who choose to shop over the Internet.  Effective July 8, 2003, the Company entered into an agreement with its existing website fulfillment provider whereby the fulfillment provider will operate an internet sales channel under a license with the Company.  In exchange for the right to use certain of the Company’s “Licensed Intellectual Property,” as defined, in connection with the operation of the internet sales channel, the licensee will pay a royalty to the Company based on actual amounts collected from customers less taxes, shipping or handling charges, rush charges, refunds, credits, and allowances.

Results of Operations

Fiscal year 2003 has 52 weeks and ends on December 27, 2003.  Fiscal year 2002 had 52 weeks and ended on December 28, 2002.

The second quarter of fiscal year 2003 had 13 weeks and ended on June 28, 2003.  The second quarter of fiscal year 2002 had 13 weeks and ended on June 29, 2002.

Three months ended June 28, 2003 compared to three months ended June 29, 2002

Revenue

Revenue for the second quarter of fiscal 2003 was $13,805,555, an increase of $721,080, or 5.5% compared to the second quarter of the prior fiscal year.  Revenue includes the selling price of party goods sold, net of returns and discounts, as well as outbound shipping and handling charges billed.  Revenue is recognized at the point of sale for retail sales and upon shipment to customers for Internet sales.

Sales for the second quarter of fiscal 2003 included sales from one store that opened in late March 2002 and one store that opened in early September 2002, as well as an increase of 3.2% in comparable store sales.  Comparable store sales are defined as sales from those stores open for at least one full year.  Due to the strong seasonality of our business, comparable store sales for the second quarter of fiscal 2003 were positively affected by Easter falling three weeks later this year, twenty-two days into the second quarter of fiscal 2003.  Last year, Easter occurred on the first day of the second quarter of fiscal 2002.

Cost of products sold

Cost of products sold for the second quarter of fiscal 2003 was 56.9% of revenue, a decrease as a percentage of revenue of 1.8 percentage points from the second quarter of the prior fiscal year.  Cost of products sold consists of the cost of merchandise sold to customers, store occupancy costs, warehousing costs, and outbound shipping and handling costs charged to the Company by its website fulfillment partner, Taymark.  This decrease as a percentage of revenues was largely attributable to improved vendor terms and pricing and a decrease in provisions for inventory reserves.

Marketing and sales expense

Marketing and sales expense for the second quarter of fiscal 2003 was $4,252,482, or 30.8% of revenue, an increase of $492,965 from the second quarter of the prior fiscal year.  As a percentage of revenue, marketing and sales expense increased by 2.1 percentage points from the prior fiscal year.  Marketing and sales expense consists primarily of store payroll and related expenses for personnel engaged in marketing and selling activities and advertising, public relations and promotional expenditures.

The increase in marketing and sales expense as a percentage of revenue was largely attributable to increases in advertising and store payroll and other store selling related expenses.  Spending on advertising as a percentage of revenue increased 0.8 percentage points, primarily related to a new TV and radio advertising campaign intended to raise iParty’s name recognition in our retail markets.  Store payroll costs as a percentage of revenue increased 0.4 percentage points, reflecting the Company’s commitment to staffing its stores to provide superior customer service.  Associated fringe benefits costs as a percentage of revenue increased 0.2 percentage points due to increased payroll and health insurance costs.

General and administrative expense

General and administrative (“G&A”) expense for the second quarter of fiscal 2003 was $1,295,272, or 9.4% of revenue, a decrease of $31,733 and an increase as a percentage of revenue of 0.7 percentage points from the second quarter of the prior fiscal year.  G&A expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.

The amount spent on G&A was relatively consistent from the second quarter of fiscal 2002 to the second quarter of fiscal 2003.

Interest income

Interest income on cash and cash equivalents in the second quarter of fiscal 2003 was $713, a decrease of $1,236 from the second quarter of fiscal 2002.  The decrease in interest income was due to lower cash and investment balances.

Interest expense

Interest expense in the second quarter of fiscal 2003 was $56,874, an increase of $3,236 from the second quarter of fiscal 2002.  The increase was due to a higher average loan balance on the Company’s line of credit in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002.

Income taxes

The Company has not provided for income taxes for the second quarter of fiscal 2003 or the second quarter of fiscal 2002 based upon net operating loss carryforwards available to the Company.

At the end of fiscal 2002 the Company had estimated net operating loss carryforwards of approximately $24.6 million, which were fully reserved for, and expire through fiscal 2021.  In accordance with Section 382 of the

Internal Revenue Code, the use of these carryforwards will be subject to annual limitations based upon certain ownership changes of the Company’s stock that may occur.

Net income

Net income in the second quarter of fiscal 2003 was $351,777, or $0.02 per basic share and $0.01 per diluted share, compared to $271,938, or $0.02 per basic and $0.01 per diluted share, in the second quarter of fiscal 2002.

Six months ended June 28, 2003 compared to six months ended June 29, 2002

Revenue

Revenue for the first six months of fiscal 2003 was $24,093,132, an increase of $422,616, or 1.8% compared to the first six months of the prior fiscal year.  Revenue includes the selling price of party goods sold, net of returns and discounts, as well as outbound shipping and handling charges billed.  Revenue is recognized at the point of sale for retail sales and upon shipment to customers for Internet sales.

Sales for the first six months of fiscal 2003 included sales from one store that opened in late March 2002 and one store that opened in early September 2002, offset by a decrease of 1.6% in comparable store sales.  Comparable store sales are defined as sales from those stores open for at least one full year.  Early in the year unusually cold and snowy weather in our key markets and the war in Iraq had an adverse affect on our sales.  Throughout the first six months of the year low consumer confidence contributed to a weak retail environment.

Cost of products sold

Cost of products sold for the first six months of fiscal 2003 was 58.5% of revenue, a decrease as a percentage of revenue of 2.0 percentage points from the first six months of the prior fiscal year.  Cost of products sold consists of the cost of merchandise sold to customers, store occupancy costs, warehousing costs, and outbound shipping and handling costs charged to the Company by its website fulfillment partner, Taymark.

This decrease as a percentage of revenues was largely attributable to improved vendor terms and pricing and a decrease in provisions for inventory reserves partially offset by fixed store occupancy costs.

Marketing and sales expense

Marketing and sales expense for the first six months of fiscal 2003 was $8,025,341, or 33.3% of revenue, an increase of $864,816 from the first six months of the prior fiscal year.  As a percentage of revenue, marketing and sales expense increased by 3.1 percentage points from the prior fiscal year.  Marketing and sales expense consists primarily of store payroll and related expenses for personnel engaged in marketing and selling activities and advertising, public relations and promotional expenditures.

The increase in marketing and sales expense as a percentage of revenue was largely attributable to increases in store payroll and other store selling related expenses and advertising.  Store payroll costs as a percentage of revenue increased 1.1 percentage points as the Company maintained its commitment to provide superior customer service by continuing to staff its stores accordingly even though comparable store sales declined.  Associated fringe benefits costs as a percentage of revenue increased 0.4 percentage points due to increased payroll and health insurance costs.

General and administrative expense

General and administrative (“G&A”) expense for the first six months of fiscal 2003 was $2,681,141, or 11.1% of revenue, a decrease of $30,298 and a decrease as a percentage of revenue of 0.3 percentage points from the first six months of the prior fiscal year.  G&A expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.

The amount spent on G&A was relatively consistent from the first six months of fiscal 2002 to the first six months of fiscal 2003.

Interest income

Interest income on cash and cash equivalents in the first six months of fiscal 2003 was $2,099, a decrease of $4,555 from the first six months of fiscal 2002.  The decrease in interest income was due to lower cash and investment balances.

Interest expense

Interest expense in the first six months of fiscal 2003 was $109,679, a decrease of $45,582 from the first six months of fiscal 2002.  The decrease in interest expense was attributable to the subsequent expiration of certain capital leases in place during the first six months of fiscal 2002 and to lower average daily balances on the line of credit during the first six months of 2003 compared to the first six months of 2002.

Income taxes

The Company has not provided for a benefit for income taxes for the first six months of fiscal 2003 or the first six months of fiscal 2002 due to the uncertainty of future taxable income.

At the end of fiscal 2002 the Company had estimated net operating loss carryforwards of approximately $24.6 million, which were fully reserved for, and expire through fiscal 2021.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards will be subject to annual limitations based upon certain ownership changes of the Company’s stock that may occur.

Net loss

Net loss in the first six months of fiscal 2003 was $812,489, or $0.05 per basic and diluted share, compared to $671,000, or $0.04 per basic and diluted share, in the first six months of fiscal 2002.

Liquidity and Capital Resources

The Company’s operating activities used $414,464 in cash in the first six months of fiscal 2003.  This use of cash was predominantly due to the net loss, an increase in prepaid expenses and other assets, including insurance and seasonal prepayments, partially offset by an increase in accounts payable, which reflected better payment terms on inventory purchases.  The Company’s operating activities used $405,252 in cash in the first six months of fiscal 2002, which is consistent with the first six months of fiscal 2003.

The Company invested cash in property and equipment totaling $185,031 and $302,377 in the first six months of fiscal 2003 and 2002, respectively.  The cash invested in the first six months of fiscal 2003 included the purchase of personal computer software licenses and new fixtures for existing stores.  The cash invested in the first six months of fiscal 2002 included certain assets associated with the new store that opened in March 2002.

The Company provided $635,525 in net cash in financing activities in the first six months of fiscal 2003 and $373,609 in the first six months of fiscal 2002.  To fund the cash used in operations, the Company increased the net borrowings under its line of credit to $4,221,995 at June 28, 2003 compared to $3,476,738 at December 28, 2002.

The Company has a line of credit with Wells Fargo Retail Finance.  On May 23, 2002 the Company amended its existing line of credit (the “line”).  The amendment extended the term of the line through July 31, 2004, reduced the minimum interest rate and eliminated certain financial covenants.  Interest on the amended line of credit is payable at the greater of the bank’s base rate plus 1%, or 6.5%.  Borrowings outstanding at June 28, 2003 accrued interest at 6.5%.  The amended line allows for borrowings equal to the lesser of $7,500,000, or the borrowing base, as defined.  Its inventory and other assets secure the Company’s line of credit.  The amended line of credit generally prohibits the payment of any dividends or other distributions to any of the Company’s classes of capital stock.

The amounts outstanding under the Company’s line of credit as of June 28, 2003 and December 28, 2002 were $4,221,995 and $3,476,738, respectively.  The outstanding balances under the line of credit are classified as current liabilities in the accompanying consolidated balance sheets, since the Company is required to apply daily lock-box receipts to reduce the amount outstanding.  At June 28, 2003, the Company had approximately $2,479,000 of additional availability under the line of credit.

The amended agreement includes a financial covenant, which requires the Company to maintain a minimum availability under the line of credit in the amount of $300,000 at the end of each month.  At June 28, 2003, the Company was in compliance with this financial covenant.

In 2000 the Company purchased inventory, fixed assets and the leases of 33 retail stores from the Big Party, (“the seller”) in consideration of cash and assumption of certain liabilities.  In addition, the Company agreed to pay the seller, no later than March 31, 2004, an amount equivalent to the greater of $250,000, or a percentage of the aggregate operating results of the 33 acquired locations.  In connection with the Company’s purchase accounting in 2000, the Company accrued the guaranteed amount of $250,000.  As of June 28,2003, the Company has $250,000 included in accrued expenses in the accompanying consolidated balance sheets, which reflects the Company’s current estimate of the liability.

The Company’s prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, economic conditions, and contractual matters.  The Company expects its capital expenditures for 2003 to be primarily related to new stores, store improvements and technology advancements in support of growth and operational enhancement.

Contractual obligations at June 28, 2003, including leases signed for four stores yet to open, were as follows:

	Payments Due By Period
	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years	Total
Line of credit	$4,221,995				$4,221,995
Capital lease obligations	126,996	1,764	—	—	128,760
Operating leases (including retail space leases)	5,592,887	10,384,268	6,083,489	7,278,102	29,338,746
Earn-out agreement included in accrued expenses	250,000	—	—	—	250,000
Total contractual obligations	$10,191,878	$10,386,032	$6,083,489	$7,278,102	$33,939,501

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

Seasonality

Due to the seasonality of the Company’s business, sales and operating income are typically higher in its second and fourth quarters.  The Company’s business is highly dependent upon sales of Easter, graduation and summer merchandise in the second quarter and sales of Halloween and Christmas merchandise in the fourth quarter.

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

Stock Option Compensation Expense

The Company accounts for its stock option compensation agreements with employees under the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees.  The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

Accounting for the Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company performs an impairment review quarterly.  If actual market conditions are less favorable than those projected by management, future write-offs may be necessary.

Income Taxes

The Company records a valuation allowance against its deferred tax assets because of the uncertainty as to their realizability.  Should the Company determine that it would be able to realize its deferred tax assets in the future an adjustment to the deferred tax assets would increase income in the period such determination was made.

Factors That May Affect Future Results

Various risks, uncertainties and contingencies could cause the Company’s actual results, performance or achievements to differ materially from those expressed in, or implied by, statements included in this report, including, but not limited to, the following:  the success or failure of the Company’s efforts to implement its business strategy; the Company’s inability to obtain additional financing, if required; third-party suppliers’ failure to fulfill their obligations to the Company; unseasonable weather; intense competition; the availability of retail store space on reasonable lease terms; the failure of the Company’s systems or those of its third-party suppliers; general economic developments affecting consumer confidence or spending patterns, particularly in the New England region; government regulation of the Internet; and compliance with evolving federal securities and accounting regulations applicable to publicly-traded companies listed on the American Stock Exchange.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s market risk exposure since the filing of its Annual Report on Form 10-KSB/A.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 28, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as required by applicable federal securities laws and regulations, including Exchange Act Rules 13a-15(e) and 15d-15(e).   Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2003.   There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 28, 2003.

PART II – OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On June 17, 2003, the Company held its Annual Meeting of Stockholders.  Shares representing approximately 87% of the total number of votes eligible to be cast were represented at the meeting either in person or by proxy.  At the meeting, the stockholders re-elected four (4) Directors to the Company’s Board of Directors.  Set forth below are (i) the names of the persons elected to serve on the Company’s Board of Directors until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified and (ii) the results of the voting for the nominees.

Director	Votes For	Percentage	Votes Against	Percentage
Sal Perisano	31,206,255	99.8%	47,506	0.2%
Robert H. Lessin	31,206,755	99.8%	47,006	0.2%
Lorenzo Roccia	31,205,705	99.8%	48,056	0.2%
Christina Weaver	3,500,000	100.0%	—	0.0%

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

10.1 Website License Agreement between iParty Corp. and Taymark, Inc. dated as of July 8, 2003.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32    Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

(b) Reports on Form 8-K

On May 6, 2003 and August 6, 2003 the Company filed Current Reports on Form 8-K under Item 9, Regulation FD Disclosure.

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