Form 10-Q
period 2003-09-27
IPARTY CORP
filed 2003-11-12
CIK 1078383

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

The number of shares of the Registrant’s common stock outstanding as of November 5, 2003:  18,502,745.

iParty Corp.
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

iPARTY CORP.

CONSOLIDATED BALANCE SHEETS

	Sep 27, 2003	Dec 28, 2002
	(Unaudited)	Restated
		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,360,428	$2,326,343
Restricted cash	653,789	371,952
Accounts receivable	546,451	445,988
Inventory, net	12,369,018	8,916,664
Prepaid expenses and other assets	383,537	294,370
Total current assets	16,313,223	12,355,317
Property and equipment, net	1,457,167	1,128,897
Other assets	236,783	331,669
Total assets	$18,007,173	$13,815,883

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,270,231	$2,752,311
Accrued expenses	2,051,951	1,867,496
Current portion of capital lease obligations	71,456	237,080
Borrowings under line of credit	6,223,191	3,476,738
Total current liabilities	14,616,829	8,333,625

Long-term liabilities:
Capital lease obligations, net of current portion	1,025	3,173
Other liabilities	434,622	678,932
Total long-term liabilities	435,647	682,105

Commitments and contingencies

Convertible preferred stock - $.001 par value; 10,000,000 shares authorized,
Series A convertible preferred stock - 1,000,000 shares authorized, issued and outstanding (aggregate liquidation value of $1,000,000 at September 27, 2003)	1,000,000	1,000,000
Series B convertible preferred stock – 1,150,000 shares authorized; 633,638 and 684,799 shares issued and outstanding in 2003 and 2002, respectively (aggregate liquidation value of $12,672,760 at September 27, 2003)	9,428,533	10,189,809
Series C convertible preferred stock – 100,000 shares authorized, issued and outstanding (aggregate liquidation value of $2,000,000 at September 27, 2003)	1,492,000	1,492,000
Series D convertible preferred stock – 250,000 shares authorized, issued and outstanding (aggregate liquidation value of $5,000,000 at September 27, 2003)	3,652,500	3,652,500
Series E convertible preferred stock - 533,333 shares authorized; 389,439 and 466,667 shares issued and outstanding in 2003 and 2002, respectively (aggregate liquidation value of $1,460,396 at September 27, 2003)	1,460,396	1,750,000
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding (aggregate liquidation value of $500,000 at September 27, 2003)	500,000	500,000
Total convertible preferred stock	17,533,429	18,584,309

Stockholders’ deficit:
Common stock - $.001 par value; 150,000,000 shares authorized; 18,489,876 and 16,996,570 shares issued and outstanding in 2003 and 2002, respectively	18,490	16,997
Additional paid-in capital	47,219,248	46,168,101
Accumulated deficit	(61,816,470)	(59,969,254)
Total stockholders’ deficit	(14,578,732)	(13,784,156)

Total liabilities, convertible preferred stock and stockholders’ deficit	$18,007,173	$13,815,883

The accompanying Notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	Sep 27, 2003	Sep 28, 2002	Sep 27, 2003	Sep 28, 2002
Revenues	$11,878,460	$10,901,242	$35,971,592	$34,571,758
Operating costs:
Cost of products sold	7,060,170	6,635,891	21,151,729	20,956,836
Marketing and sales	4,435,844	3,865,553	12,461,185	11,026,078
General and administrative	1,352,719	1,329,195	4,033,860	4,040,634
Special charge	—	201,465	—	201,465

Operating loss	(970,273)	(1,130,862)	(1,675,182)	(1,653,255)

Interest expense, net	(64,454)	(74,742)	(172,034)	(223,349)

Net loss	$(1,034,727)	$(1,205,604)	$(1,847,216)	$(1,876,604)

Loss per share:
Basic and diluted	$(0.06)	$(0.07)	$(0.11)	$(0.12)

Weighted-average shares outstanding:
Basic and diluted	17,654,824	16,399,768	17,343,233	15,948,021

The accompanying Notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	Sep 27, 2003	Sep 28, 2002

Operating activities:

Net loss	$(1,847,216)	$(1,876,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	386,022	426,779
Non-cash portion of special charge		171,465
Deferred rent	5,691	94,593
Changes in operating assets and liabilities:
Accounts receivable	(100,463)	9,915
Inventory	(3,452,354)	(2,099,077)
Prepaid expenses and other assets	5,719	(1,110)
Accounts payable	3,517,920	2,574,115
Accrued expenses and other liabilities	(65,546)	(563,341)
Net cash used in operating activities	(1,550,227)	(1,263,265)

Investing activities:

Purchase of property and equipment	(714,292)	(710,495)
Decrease (increase) in restricted cash	(281,837)	154,754
Net cash used in investing activities	(996,129)	(555,741)

Financing activities:

Net borrowings under line of credit	2,746,453	1,958,767
Principal payments on capital lease obligations	(167,772)	(203,828)
Proceeds from exercise of stock options	1,760	4,688
Net cash provided by financing activities	2,580,441	1,759,627

Net increase (decrease) in cash and cash equivalents	34,085	(59,379)

Cash and cash equivalents, beginning of period	2,326,343	2,399,084

Cash and cash equivalents, end of period	$2,360,428	$2,339,705

Supplemental disclosure of non-cash financing activities:

Conversion of Series B convertible preferred stock to common stock	$761,276	$1,217,219
Conversion of Series E convertible preferred stock to common stock	289,604	—
Total conversion of convertible preferred stock to common stock	$1,050,880	$1,217,219

Acquisition of assets under capital lease	$—	$7,881

The accompanying Notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003

(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

The interim consolidated financial statements as of September 27, 2003 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles.  The consolidated balance sheet at December 28, 2002 has been derived from the restated audited consolidated financial statements at that date.  Operating results for the three months and nine months ended September 27, 2003 and September 28, 2002 may not be indicative of the results for the entire year due, in part, to the seasonality of the Company’s business.  Historically, higher revenues and operating income have been experienced in the second and fourth fiscal quarters.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC.  These consolidated financial statements should be read in conjunction with the restated audited consolidated financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 28, 2002.

Restatement of Financial Information

In connection with the Company’s filing of Form 10-Q for its second quarter ended June 28, 2003, the Company filed an amended Form 10-Q for its first quarter ended March 29, 2003 and an amended Form 10-KSB for its fiscal year ended December 28, 2002 to restate its balance sheets to present its Series A - F convertible preferred stock outside of permanent stockholders’ deficit as a result of the application of Emerging Issues Task Force (“EITF”) Topic No. D-98, Classification and Measurement of Redeemable Securities.  The effect of this restatement was to reduce previously reported total stockholders’ equity by the carrying values of the respective convertible preferred shares outstanding of $18,584,309 at December 28, 2002.  The supplemental disclosure of non-cash financing activities has been reclassified on the accompanying consolidated statements of cash flows for the nine months ended September 28, 2002 to reflect the conversion of convertible preferred stock at their carrying values.  This reclassification did not impact the Company’s results of operations or actual cash flows.

Principles of Consolidation

The consolidated financial statements include the accounts of iParty Corp. and its wholly-owned subsidiaries after elimination of all significant intercompany transactions and balances.

Revenue Recognition

The Company’s revenue is derived principally from retail sales at the store level.  Revenue is recognized at the point of sale for retail sales and all customer discounts are recorded as a reduction of revenue.

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

Cash and Cash Equivalents and Restricted Cash

The Company uses controlled disbursement banking arrangements as part of its cash management program.  Outstanding checks, which were included in accounts payable, totaled $695,248 at September 27, 2003 and $68,419 at September 28, 2002.  The Company had sufficient funds available to fund the outstanding checks when they were presented for payment.

Restricted cash represents money deposited in blocked accounts established for the benefit of and under the control of Wells Fargo Retail Finance, the Company’s lender under its line of credit, and constitutes collateral for amounts outstanding under the Company’s line of credit.

Inventory and Related Allowance for Obsolete and Excess Inventory

Inventory consists of party supplies and is valued at the lower of market or weighted-average cost, which approximates FIFO (first-in, first-out).  Inventory has been reduced by an allowance for obsolete and excess inventory, which is based on management’s review of inventory on hand compared to estimated future sales.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding.  Diluted net loss per share is the same as basic net loss per share for the three-month and nine-month periods ended September 27, 2003 and September 28, 2002 since the Company recognized a net loss in each period.

As of September 27, 2003, there were 41,147,752 potential additional common share equivalents outstanding, including 19,198,352 shares upon the conversion of immediately convertible preferred stock, 13,563,212 shares upon the exercise of warrants with a weighted-average exercise price of $1.43 and 8,386,188 shares upon the exercise of stock options with a weighted-average exercise price of $0.99, but not included in the above calculation as their effect would have been anti-dilutive.

Stock Option Compensation Expense

The Company accounts for its stock option compensation agreements with employees under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation.

The Company has computed the value of options using the Black-Scholes option pricing model prescribed by SFAS No. 123.  The weighted-average fair value of the options granted was $0.34 per share during the third quarter of fiscal 2003 and $0.28 per share during the third quarter of fiscal 2002, using the following assumptions:  no dividend yield, volatility of 125% in 2003 and 2002, a risk-free interest rate of 4.67% to 5.38% in the third quarter of fiscal 2003 and 5.15% to 5.63% in the third quarter of fiscal 2002 and an expected life of five years from the date of the grant.  Had compensation cost for the Company’s stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS 123, the Company’s net loss and net loss per share would have been the following pro forma amounts:

	For the three months ended		For the nine months ended
	Sep 27, 2003	Sep 28, 2002	Sep 27, 2003	Sep 28, 2002
Net loss, as reported	$(1,034,727)	$(1,205,604)	$(1,847,216)	$(1,876,604)

Stock option compensation expense	(145,341)	(162,306)	(362,538)	(562,279)

Pro forma net loss	$(1,180,068)	$(1,367,910)	$(2,209,754)	$(2,438,883)

Loss per share:
Basic and diluted, as reported	$(0.06)	$(0.07)	$(0.11)	$(0.12)

Basic and diluted, pro forma	$(0.07)	$(0.08)	$(0.13)	$(0.15)

Weighted-average shares outstanding:
Basic and diluted	17,654,824	16,399,768	17,343,233	15,948,021

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

Operating segments represent components of the Company’s business that are evaluated regularly by management in assessing performance and resource allocation.  Management evaluates a segment’s performance based upon net revenue, operating loss and net loss.  In the past the Company had determined that its reportable segments consisted of a retail stores operation and an Internet operation.  In the third quarter of fiscal 2003 the Internet operation’s consolidated net revenue was less than 1% of the Company’s consolidated net revenue, its reported loss was less than 2% of the Company’s consolidated loss and its assets were less than 1% of the Company’s consolidated assets.  The Company does not expect these amounts to return to over 10% of the respective consolidated totals.  Therefore, the Company has not reported Internet operating segment information.

3.  LIQUIDATION FEATURE OF SERIES A-F CONVERTIBLE PREFERRED STOCK

The holders of Series A-F convertible preferred stock have the right to a liquidation preference which may be exercised under certain events outside of the Company’s control.  In accordance with EITF Topic D-98, the Company has included the respective equity securities outside of permanent stockholders’ deficit in the accompanying balance sheets as of September 27, 2003 and December 28, 2002 at their respective carrying values.  In certain cases, warrants were issued, which the Company allocated value to and included in additional paid in capital.  In the event such a liquidation event occurs, the difference between the carrying value of the convertible preferred stock and their liquidation value will be accreted.  This amount was $5.1 million on September 27, 2003.

The Company concluded that SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, does not apply to its convertible preferred stock.  As a result of this conclusion, the Company will continue to present its convertible preferred stock as temporary equity in accordance with EITF Topic D-98 so long as the redemption of these securities is not solely within the control of the Company.

4.  NEW ACCOUNTING PRONOUNCEMENTS:

In June 2002, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and rescinds EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial position or consolidated results of operations.

In December 2002, the FASB issued SFAS No. 148 , Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.  SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  SFAS 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  SFAS No. 148 also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial statements.  The Company currently does not intend to voluntarily change from the intrinsic value method to the fair value method of accounting for stock-based employee compensation.  The Company is providing the required disclosure about the effects on reported net loss of its accounting policy decisions with respect to stock-based employee compensation with its interim financial statements for the three-month and nine-month periods ended September 27, 2003 in Note 1 to the interim financial statements.

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

In November 2002, the EITF finalized its consensus on EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables, which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service.  EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003.  Under EITF 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory.  The Company adopted EITF 00-21 in the third quarter of 2003 and its adoption did not have a material impact on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”).  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003.  The Company is currently in the process of evaluating the impact of FIN 46 and has not yet determined the impact on its results of operations or financial position.

Item 2.  Management’s Discussion and Analysis

This information should be read in conjunction with the unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Item 6, Management’s Discussion and Analysis, contained in our Annual Report on Form 10-KSB/A for the fiscal year ended December 28, 2002.

Certain statements in this Form 10-Q constitute or incorporate “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “statutory safe harbors”).  The words we “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  We desire to avail ourselves of the statutory safe harbors and are therefore including this special note to enable us to do so.  Forward-looking statements included in this Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements.  Such future results are based upon our best estimates based upon current conditions and the most recent results of operations.  Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including, but not limited to, the following: the effects of adverse changes in overall economic conditions, the success or failure of our efforts to implement our business strategy; our inability to obtain additional financing, if required; third-party suppliers’ failure to fulfill their obligations to us; unseasonable weather; intense competition; the availability of retail store space on reasonable lease terms; the failure of our systems or those of our third-party suppliers; general economic developments affecting consumer confidence or spending patterns, particularly in the New England region; compliance with evolving federal securities and accounting regulations applicable to publicly-trade companies listed on the American Stock Exchange; and government regulation of the Internet.

Overview

We believe that iParty is a leading brand in the party industry in the markets we serve and is a leading resource for consumers in those markets seeking party goods, party planning advice and information.  iParty is a multi-channel retailer that operates 37 retail stores and licenses the operation of an Internet site at www.iparty.com.  Our website was launched in February 1999.  On August 15, 2000 our wholly-owned subsidiary, iParty Retail Stores Corp., purchased assets consisting of 33 store leases, fixtures and inventory from The Big Party Corporation.  This enabled us to establish a retail stores operation and to become a multi-channel retailer for party goods.  In the third quarter of fiscal 2003 and for the nine months ended September 23, 2003 over 99% of our consolidated net revenue was derived from our retail stores operation.

Our retail stores operation is supplemented by an Internet operation, which provides convenience to those customers who choose to shop over the Internet.  On July 8, 2003 we outsourced our Internet business to a third party under a licensing arrangement in exchange for royalties based upon party goods sold.  Royalties under the licensing arrangement amounted to less than 1% of our consolidated net revenue in the third quarter.  Revenues under the previous model amounted to less than 1% of our consolidated net revenue for the nine months ended September 23, 2003.  We do not expect the royalty amounts to exceed 1% of consolidated net revenue prospectively on an annual basis.

Results of Operations

Fiscal year 2003 has 52 weeks and ends on December 27, 2003.  Fiscal year 2002 had 52 weeks and ended on December 28, 2002.

The third quarter of fiscal year 2003 had 13 weeks and ended on September 27, 2003.  The third quarter of fiscal year 2002 had 13 weeks and ended on September 28, 2002.

Three months ended September 27, 2003 compared to three months ended September 28, 2002

Revenue

Revenue for the third quarter of fiscal 2003 was $11,878,460, an increase of $977,218, or 9.0% compared to the third quarter of the prior fiscal year.  Revenue includes the selling price of party goods sold, net of returns and discounts, which is recognized at the point of sale.

Sales for the third quarter of fiscal 2003 included sales from one store that opened in September 2002, two stores that opened in September 2003 and an increase of 6.1% in comparable store sales, which are defined as sales from those stores open for at least one full year.  Sales were strong in our Halloween, juvenile birthday, summer, wedding and baby categories.  Our Halloween category, where we have chosen to expand the assortment of items being carried throughout the year, realized particularly strong increases in sales.

Cost of products sold

Cost of products sold for the third quarter of fiscal 2003 was 59.4% of revenue, a decrease as a percentage of revenue of 1.5 percentage points from the third quarter of the prior fiscal year.  Cost of products sold consists of the cost of merchandise sold to customers, store occupancy costs and warehousing costs.  This decrease as a percentage of revenues was largely attributable to improved vendor terms and pricing and to the leverage we gained on store occupancy costs from our comparable store sales increase.

Marketing and sales expense

Marketing and sales expense for the third quarter of fiscal 2003 was $4,435,844, or 37.3% of revenue, an increase of $570,291 from the third quarter of the prior fiscal year.  As a percentage of revenue, marketing and sales expense increased by 1.8 percentage points from the prior fiscal year.  Marketing and sales expense consists primarily of store payroll and related expenses for personnel engaged in marketing and selling activities and advertising, public relations and promotional expenditures.

The increase in marketing and sales expense as a percentage of revenue was largely attributable to increases in advertising and store pre-opening costs, which includes store payroll, supplies and services required to set up a new store, associated with the two new stores that opened this September.  Spending on advertising as a percentage of revenue increased 0.6 percentage points, primarily related to a new TV and radio advertising campaign intended to raise iParty’s brand recognition in our retail markets.  Store pre-opening costs as a percentage of revenue increased 0.7 percentage points, reflecting opening dates that occurred late in the quarter for the two new stores that opened this September.

General and administrative expense

General and administrative (“G&A”) expense for the third quarter of fiscal 2003 was $1,352,719, or 11.4% of revenue, an increase of $23,524 and a decrease as a percentage of revenue of 0.8 percentage points from the third quarter of the prior fiscal year.  G&A expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.

The amount spent on G&A was relatively consistent from the third quarter of fiscal 2002 to the third quarter of fiscal 2003.

Special charge

We recorded a special charge in the third quarter of fiscal 2002 in the amount of $201,465 due to the overissuance of 590,327 common shares upon the conversion of certain shares of our convertible preferred stock and the subsequent sale of such common shares into the public market.  This overissuance resulted from a previously incorrect application of the anti-dilution provisions applicable to our Series B, C and D convertible preferred stock.  The special charge for the three months ended September 28, 2002 in the amount of $201,465 included a non-cash charge of $171,465 for the recognition of the overissued shares.

Interest expense, net

Interest expense, net in the third quarter of fiscal 2003 was $64,454, a decrease of $10,288 from the third quarter of fiscal 2002.  The decrease in interest expense, net was attributable to the subsequent expiration of certain capital leases in place during the third quarter of fiscal 2002.

Income taxes

We have not provided a benefit for income taxes for the third quarter of fiscal 2003 or the third quarter of fiscal 2002 due to the uncertainty of future taxable income.

At the end of fiscal 2002 we had estimated net operating loss carryforwards of approximately $24.6 million, which were fully reserved for, and expire through fiscal 2021.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards will be subject to annual limitations based upon certain ownership changes of our stock that may occur.

Net loss

Net loss in the third quarter of fiscal 2003 was $1,034,727, or $0.06 per basic and diluted share, compared to $1,205,604, or $0.07 per basic and diluted share, in the third quarter of fiscal 2002.

Nine months ended September 27, 2003 compared to nine months ended September 28, 2002

Revenue

Revenue for the first nine months of fiscal 2003 was $35,971,592, an increase of $1,399,834, or 4.0% compared to the first nine months of the prior fiscal year.  Revenue includes the selling price of party goods sold, net of returns and discounts, which is recognized at the point of sale.

Sales for the first nine months of fiscal 2003 included sales from one store that opened in March 2002, one store that opened in September 2002, two stores that opened in September 2003 and an increase of 0.8% in comparable store sales, which are defined as sales from those stores open for at least one full year.  Early in the year unusually cold and snowy weather in our key markets and the war in Iraq had an adverse affect on our sales.  Throughout much of the first nine months of the year low consumer confidence contributed to a weak retail environment.  Our sales trends improved during the third quarter as we introduced a new advertising campaign and began to enter the Halloween selling season.

Cost of products sold

Cost of products sold for the first nine months of fiscal 2003 was 58.8% of revenue, a decrease as a percentage of revenue of 1.8 percentage points from the first nine months of the prior fiscal year.  Cost of products sold consists of the cost of merchandise sold to customers, store occupancy costs and warehousing costs.

This decrease as a percentage of revenues was largely attributable to improved vendor terms and pricing.

Marketing and sales expense

Marketing and sales expense for the first nine months of fiscal 2003 was $12,461,185, or 34.6% of revenue, an increase of $1,435,107 from the first nine months of the prior fiscal year.  As a percentage of revenue, marketing and sales expense increased by 2.7 percentage points from the prior fiscal year.  Marketing and sales expense consists primarily of store payroll and related expenses for personnel engaged in marketing and selling activities and advertising, public relations and promotional expenditures.

The increase in marketing and sales expense as a percentage of revenue was largely attributable to increases in store payroll and other store selling related expenses and advertising.  Store payroll and associated fringe benefits costs as a percentage of revenue increased 0.8 percentage points as we maintained our commitment to provide superior customer service by continuing to staff our stores accordingly even though comparable store sales declined during much of the period.  Store communications expense increased by 0.5 percentage points due to the installation of a new wide area network (“WAN”) intended to improve performance and reliability and support the implementation of new store systems.  Retail operations management expense increased by 0.4 percentage points due to additions to the field management staff.

General and administrative expense

G&A expense for the first nine months of fiscal 2003 was $4,033,860, or 11.2% of revenue, a decrease of $6,774 and a decrease as a percentage of revenue of 0.5 percentage points from the first nine months of the prior fiscal year.  G&A expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.

The amount spent on G&A was relatively consistent from the first nine months of fiscal 2002 to the first nine months of fiscal 2003.

Special charge

We recorded a special charge in the third quarter of fiscal 2002 due to the overissuance of common shares upon the conversion of certain shares of our convertible preferred stock and the subsequent sale of such common shares into the public market.  This overissuance resulted from a previously incorrect application of the anti-dilution provisions applicable to our Series B, C and D convertible preferred stock.  The special charge in the amount of $201,465 included a non-cash charge of $171,465 for the recognition of the overissued shares.

Interest expense, net

Interest expense, net in the first nine months of fiscal 2003 was $172,034, a decrease of $51,315 from the first nine months of fiscal 2002.  The decrease in interest expense was attributable to the subsequent expiration of certain capital leases in place during the first nine months of fiscal 2002.

Income taxes

We have not provided a benefit for income taxes for the first nine months of fiscal 2003 or the first nine months of fiscal 2002 due to the uncertainty of future taxable income.

At the end of fiscal 2002 we had estimated net operating loss carryforwards of approximately $24.6 million, which were fully reserved for, and expire through fiscal 2021.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards will be subject to annual limitations based upon certain ownership changes of our stock that may occur.

Net loss

Net loss in the first nine months of fiscal 2003 was $1,847,216, or $0.11 per basic and diluted share, compared to $1,876,604, or $0.12 per basic and diluted share, in the first nine months of fiscal 2002.

Liquidity and Capital Resources

Our operating activities used $1,550,227 in cash in the first nine months of fiscal 2003.  This use of cash was predominantly due to our net loss, offset by depreciation and amortization.  There was also an increase in inventory that was offset by an increase in accounts payable.  Our operating activities used $1,263,265 in cash in the first nine months of fiscal 2002.

We invested cash in property and equipment totaling $714,292 and $710,495 in the first nine months of fiscal 2003 and 2002, respectively.  The cash invested in each period was predominantly for fixed assets associated with the two new stores that opened during each of these two periods.

Our financing activities provided $2,580,441 in net cash in the first nine months of fiscal 2003 and $1,759,627 in the first nine months of fiscal 2002.  To fund the cash used in operations, we increased the net borrowings under our line of credit to $6,223,191 at September 27, 2003 compared to $3,476,738 at December 28, 2002.

We have a line of credit with Wells Fargo Retail Finance.  On May 23, 2002 we amended our existing line of credit (the “line”).  The amendment extended the term of the line through July 31, 2004, reduced the minimum interest rate and eliminated certain financial covenants.  Interest on the amended line of credit is payable at the greater of the bank’s base rate plus 1%, or 6.5%.  Borrowings outstanding at September 27, 2003 accrued interest at 6.5%.  The amended line allows for borrowings equal to the lesser of $7,500,000, or the borrowing base, as defined.  Our inventory and other assets secure our line of credit.  The amended line of credit generally prohibits the payment of any dividends or other distributions to any of our classes of capital stock.

The amounts outstanding under our line of credit as of September 27, 2003 and December 28, 2002 were $6,223,191 and $3,476,738, respectively.  The outstanding balances under our line of credit are classified as current liabilities in the accompanying consolidated balance sheets, since we are required to apply daily lock-box receipts to reduce the amount outstanding and the term of the line of credit expires on July 31, 2004.  At September 27, 2003, we had approximately $1,177,717 of additional availability under the line of credit.

The amended agreement includes a financial covenant, which requires us to maintain a minimum availability under the line of credit in the amount of $300,000 at the end of each month.  At September 27, 2003, we were in compliance with this financial covenant.

In 2000 we purchased inventory, fixed assets and the leases of 33 retail stores from the Big Party, (“the seller”) in consideration of cash and assumption of certain liabilities.  In addition, we agreed to pay the seller, no later than March 31, 2004, an amount equivalent to the greater of $250,000, or a percentage of the aggregate operating results of the 33 acquired locations.  In connection with our purchase accounting in 2000, we accrued the guaranteed amount of $250,000.  As of September 27, 2003, we had $250,000 included in accrued expenses in the accompanying consolidated balance sheets, which reflects our current estimate of the liability.

Our prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, economic conditions, and contractual matters.  We expect our capital expenditures for 2003 to be primarily related to new stores, store improvements and technology advancements in support of growth and operational enhancement.

Contractual obligations at September 27, 2003, including leases signed for stores yet to open, were as follows:

	Payments Due By Period
		2 - 3	4 - 5	After
	1 Year	Years	Years	5 Years	Total
Line of credit	$6,223,191				$6,223,191
Capital lease obligations	71,456	1,025	—	—	72,481
Operating leases (including retail space leases)	5,824,485	11,073,740	6,873,913	9,311,513	33,083,651
Earn-out agreement included in accrued expenses	250,000	—	—	—	250,000
Total contractual obligations	$12,369,132	$11,074,765	$6,873,913	$9,311,513	$39,629,323

Our present line of credit agreement expires on July 31, 2004.  We are currently negotiating an amendment to this agreement that would extend the expiration date for a minimum of two years under terms and conditions that are generally consistent with our current line of credit.  We expect to complete the amendment during the fourth quarter of 2003.  We believe, based on our current operating plan and the expected amendment to the line of credit, that anticipated revenues from operations and borrowings available under our line of credit will be sufficient to fund our operations and working capital requirements for the next 12 months.  In the event that the our operating plan changes or proves inaccurate due to decreased revenues, unanticipated expenses, increased competition, unfavorable economic conditions, or other unforeseen circumstances or we are unable to obtain an amendment to our line of credit, our liquidity may be negatively impacted.  Accordingly, we would be required to adjust our expenditures to conserve working capital, seek alternative forms of financing, including other bank financing proposals, or raise additional capital to fund operations.  There can be no assurance, however, that, should we require additional financing, such financing will be available on terms and conditions acceptable to us.

Seasonality

Due to the seasonality of our business, sales and operating income are typically higher in our second and fourth quarters.  Our business is highly dependent upon sales of Easter, graduation and summer merchandise in the second quarter and sales of Halloween and Christmas merchandise in the fourth quarter.

Geographic Concentration

We operate a total of 37 stores, 34 of which are located in New England.  As a result, a severe or prolonged regional recession or regional changes in demographics, employment levels, population, weather patterns, real estate market conditions or other factors specific to the New England region may adversely affect us more than a company that is more geographically diverse.

Effects of Inflation

We do not view the effects of inflation to have a material effect upon our business.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of assets and liabilities.  These estimates and judgments are based on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information.  We consider the following accounting policies to be both those most important to the portrayal of our condition and those that require the most subjective judgment.  If actual results differ significantly from our estimates and projections, there could be a material effect on our financial statements.

Revenue Recognition

Our revenue is derived principally from retail sales at the store level.  We recognize revenue at the point of sale for retail sales and all customer discounts are recorded as a reduction of revenue.  Revenues and royalties derived under our Internet business and licensing arrangement are less than 1% of our consolidated net revenues and are immaterial to our consolidated net revenues.

Inventory and Related Allowance for Obsolete and Excess Inventory

Inventory consists of party supplies and is valued at the lower of market or weighted-average cost, which approximates FIFO (first-in, first-out).  Inventory has been reduced by an allowance for obsolete and excess inventory, which is based on our review of inventory on hand compared to estimated future sales.  If actual market conditions are less favorable than our projections, additional reserves may be required.

Stock Option Compensation Expense

We account for our stock option compensation agreements with employees under the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees.  We have adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

Accounting for the Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we perform an impairment review quarterly.  If actual market conditions are less favorable than our projections, future write-offs may be necessary.

Income Taxes

We record a valuation allowance against our deferred tax assets because of the uncertainty as to their realizability.  Should we determine that we would be able to realize our deferred tax assets in the future an adjustment to the deferred tax assets would increase income in the period such determination was made.

Liquidation Feature of Series A-F Convertible Preferred Stock

The holders of Series A-F convertible preferred stock have the right to a liquidation preference, which may be exercised under certain events outside of our control.  In accordance with EITF Topic D-98, we have included the respective equity securities outside of permanent stockholders’ deficit in the accompanying balance sheets as of September 27, 2003 and December 28, 2002 at their respective carrying values.

Factors That May Affect Future Results

Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, statements included in this report, including, but not limited to, the following:  the effects of adverse changes in overall economic conditions, the success or failure of our efforts to implement our business strategy; our inability to obtain additional financing, if required; third-party suppliers’ failure to fulfill their obligations to us; unseasonable weather; intense competition; the availability of retail store space on reasonable lease terms; the failure of our systems or those of our third-party suppliers; general economic developments affecting consumer confidence or spending patterns, particularly in the New England region; compliance with evolving federal securities and accounting regulations applicable to publicly-trade companies listed on the American Stock Exchange; and government regulation of the Internet.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our market risk exposure since the filing of our Annual Report on Form 10-KSB/A.

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 27, 2003.  In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on this evaluation, our CEO and CFO concluded that, as of September 27, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)  Changes in Internal Controls. No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 27, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

31.1               Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2               Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1               Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2               Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

(b) Reports on Form 8-K

On August 6, 2003 we furnished a Current Report on Form 8-K under Item 9 (pursuant to Item 12) containing a press release announcing our financial results for the fiscal quarter ended June 28, 2003.

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

Dated:  November 12, 2003