Form 10-K
period 2003-12-27
IPARTY CORP
filed 2004-03-26
CIK 1078383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 27, 2003

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                        to

Commission File Number 0-25507

iPARTY CORP.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	76-0547750
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

270 BRIDGE STREET, SUITE 301 DEDHAM, MASSACHUSETTS	02026
(Address of Principal Executive Offices)	(Zip Code)

(781) 329-3952

(Registrant’s Telephone Number, Including Area Code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
COMMON STOCK, $.001 PAR VALUE	AMERICAN STOCK EXCHANGE

Securities Registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant  to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

On June 28, 2003, the aggregate market value of the voting common equity of the registrant (consisting of common stock, $.001 par value (the “common stock”)) held by nonaffiliates of the registrant was approximately $4,017,807  based on the closing price for such common stock on said date as reported by the American Stock Exchange.  On March 22, 2004 there were 20,752,519 shares of common stock, $.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual stockholders’ meeting to be held June 10, 2004 are incorporated by reference into Part III.

PART I

ITEM 1.  BUSINESS

General

We believe we are a leading brand in the party industry in the markets we serve and a leading resource in those markets for consumers seeking party goods, party planning advice and relevant information.  We are a party goods retailer operating stores throughout New England, where 35 of our 38 retail stores are located.  We also license the name iparty.com (at www.iparty.com) to a third party in exchange for royalties, which to date have not been significant.  We generated $56.7 million in total revenues and $0.8 million of net income in fiscal 2003.

Our 38 retail stores are located predominantly in New England with 21 stores in Massachusetts, 6 in Connecticut, 4 in New Hampshire, 3 in Rhode Island and 1 in Maine.  We also operate 3 stores in Florida.  Our stores range in size from approximately 8,000 square feet to 20,300 square feet and average approximately 9,800 square feet in size.  We lease all of these properties, typically for 10 years, with options from our landlords to renew our leases for an additional 5 or 10 years.

Our stores feature over 20,000 products ranging from greeting cards and balloons to more unique merchandise such as piñatas, tiny toys, masquerade and Hawaiian Luau items.  Our sales are driven by the following events:  Halloween, Christmas, Easter, Valentine’s Day, New Year’s, Independence Day, St. Patrick’s Day, Thanksgiving and Chanukah.  We also focus our business closely on lifetime events such as anniversaries, graduations, birthdays, and bridal or baby showers.

Our business has a seasonal pattern whereby in the past two years we have realized over one-third of our annual revenues in our fourth quarter, which includes Halloween and Christmas, and approximately 25% of our revenues in the second quarter, which includes school graduations.  Also, during these past two years, we have had net income in our second and fourth quarters and generated losses in our first and third quarters.

Our executive offices are located at 270 Bridge Street, Suite 301, Dedham, Massachusetts, 02026.  Our phone number is (781) 329-3952.  Our licensed website is located at www.iparty.com.  The information on our licensed website is not a part of this Annual Report.

Where a reference is made in this Annual Report to a particular year or years, it is a reference to our 52-week fiscal year, unless the context indicates otherwise.  For example, “2003” refers to our 52-week fiscal year ended December 27, 2003, “2002” refers to our 52-week fiscal year ended December 28, 2002 and “2001” refers to our 52-week fiscal year ended December 29, 2001.

Organization

While we are presently a party goods retail chain operating 38 stores, when we were first incorporated as iParty Corp. (“iParty”) on March 12, 1998 we were an Internet-based merchant of party goods and services.  On July 2, 1998, iParty Corp. merged into WSI Acquisitions, Corp. and began trading on the OTC Bulletin Board under ticker symbol “IPTY”.  On January 2, 2000, iParty Corp. was listed on the American Stock Exchange under ticker symbol “IPT”.

On August 3, 2000, iParty Retail Stores Corp. (“iParty Retail”) was incorporated as a wholly-owned subsidiary of iParty Corp. to operate a chain of retail stores selling party goods.  On August 15, 2000 iParty Retail acquired inventory, fixed assets and the leases of 33 retail stores from The Big Party Corporation (“The Big Party”), a privately-held company which was operating under bankruptcy protection, in exchange for cash and the assumption of certain liabilities.  This acquisition was approved on August 16, 2000 by the United States Bankruptcy Court for the District of Delaware.  We subsequently opened an additional 5 stores through December 27, 2003.

On July 8, 2003 we signed an agreement with Taymark, Inc. (“Taymark”) to license the iParty.com name to Taymark.  In return, Taymark pays us a 15% royalty on all net sales realized through its operation of www.iparty.com.  The term of this agreement is for a period of two (2) years, unless sooner terminated.  If this agreement is not terminated, it is automatically renewed for successive one-year periods.  Previously we operated the website with Taymark under a fulfillment agreement.

Capital Structure

Our capital structure consists of common stock and six series of convertible preferred stock.  We have also issued warrants and we have a stock option plan.

Our common stock has a par value of $0.001 per share.  We have 150,000,000 shares of common stock authorized, 18,780,204 of which were issued and outstanding as of December 27, 2003.  These shares are listed on the American Stock Exchange and trade under the symbol “IPT”.

We have six different series of convertible preferred stock, Series A-F.  Each share of Series A convertible preferred stock is convertible into 1.000 share of common stock.  Each share of Series B convertible preferred stock is presently convertible into 12.870 shares of common stock.  Each share of Series C convertible preferred stock is presently convertible into 13.106 shares of common stock.  Each share of Series D convertible preferred stock is presently convertible into 14.055 shares of common stock.  Each share of Series E convertible preferred stock is presently convertible into 10.359 shares of common stock.  Each share of Series F convertible preferred stock is presently convertible into 10.367 shares of common stock.  We had a total of 2,464,805 shares of convertible preferred stock outstanding as of December 27, 2003, which were convertible to 18,908,024 shares of common stock at that date.  Our convertible preferred stock is presented on our balance sheet at its carrying value, which was $17,197,766 at December 27, 2003.

We also have a Stockholder Rights Plan (the “Plan”).  The Plan associates rights to our capital stock, such that each share of our common stock is entitled to one right and each share of our preferred stock is entitled to such number of rights equal to the number of common shares into which it is convertible.  The rights will become exercisable only in the event that, with certain exceptions, an acquiring party accumulates 10 percent or more of our voting stock or if a party announces an offer to acquire 15 percent or more of our voting stock.  When exercisable, each right entitles the holder to purchase from us one one-hundredth of a share of a new series of Series G junior preferred stock at an initial purchase price of $2.00.  In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either iParty Corp. stock or shares in an “acquiring entity” at half of market value.

The holders of our convertible preferred stock have a liquidation preference senior to the holders of our common stock.  In the event of liquidation, our convertible preferred stockholders would be entitled to a liquidation value, which was $22,181,996 at December 27, 2003.  This amount is in excess of the carrying value of the preferred stock due to amounts allocated to warrants, which were issued in connection with certain issuances of our convertible preferred stock.  The difference of approximately $5.0 million will be accreted when and if the liquidation event occurs.  The holders of our Series B-F convertible preferred stock are also entitled to anti-dilution protection in the event we issue common stock, or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock, at a price below their conversion prices.

The Series B-F preferred stockholders are entitled to participate in dividends when and if declared by the Board of Directors.

In connection with the issuance of certain convertible preferred stock and certain licensing and marketing arrangements, we have issued warrants to the respective holders.  At December 27, 2003 we had 8,982,899 warrants outstanding, which were exercisable into 13,563,212 shares of our common stock.  Substantially all of the warrants contain anti-dilution provisions.  Their conversion prices would be adjusted in the event we issue common stock, or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock, at a price below their exercise prices.  The majority of the warrants expire in 2005.

Under our stock option plan we have authorized options to purchase 11,000,000 shares of our common stock.  At December 27, 2003 we had options outstanding to purchase 8,517,718 shares of common stock.

The following chart summarizes our capital structure at December 27, 2003.

	Dec 27, 2003
	Number of Shares/ Warrants/ Options Outstanding	Conversion/ Exercise Ratios	Total Common Shares Issued and Issuable (1)	Weighted Average Exercise Price per Common Share Issuable	Liquidation Value
Common stock	18,780,204		18,780,204		$—

Series A convertible preferred stock	1,000,000	1.000	1,000,000		1,000,000
Series B convertible preferred stock	611,080	12.870	7,864,678		12,221,600
Series C convertible preferred stock	100,000	13.106	1,310,600		2,000,000
Series D convertible preferred stock	250,000	14.055	3,513,750		5,000,000
Series E convertible preferred stock	389,439	10.359	4,034,193		1,460,396
Series F convertible preferred stock	114,286	10.367	1,184,803		500,000
Total convertible preferred stock	2,464,805		18,908,024		22,181,996

Warrants	528,210	1.000	528,210	$3.79	—
Warrants	5,224,760	1.600	8,359,616	1.25	—
Warrants	500,000	1.600	800,000	1.25	—
Warrants	929,929	1.600	1,487,886	1.25	—
Warrants	1,250,000	1.470	1,837,500	1.36	—
Warrants	550,000	1.000	550,000	2.88	—
Total warrants	8,982,899		13,563,212		—

Stock options	8,517,718	1.000	8,517,718	$0.99	—

Total			59,769,158		$22,181,996

(1) Includes common stock outstanding and common stock issuable upon conversion of convertible preferred stock and exercise of outstanding warrants and stock options.

Competition

The party supplies retailing business is highly competitive.  We compete with a variety of smaller and larger retailers, including single owner-operated party supplies stores, specialty party supplies retailers, discount department stores, general mass merchants and supermarkets, as well as catalog and Internet merchants.

Although barriers to entry are minimal, as new competitors can open new stores and/or launch new Internet sites at a relatively low cost, we believe that the costs to remain competitive can be significant.  These costs include the hiring of human resources with industry knowledge and the marketing costs associated with building a widely recognized brand.

Certain Risks Associated with the Party Supplies Industry

Party supplies businesses are often affected by general economic developments affecting consumer confidence or spending patterns, the availability of retail store space on reasonable lease terms, the cost and availability of labor, availability of products and the type, number and location of competing retailers.  In addition, factors such as increased cost of goods, unseasonable weather and the potential scarcity of experienced management and hourly employees may also adversely affect the party supplies industry in general and our results of operations and financial condition in particular.

Intellectual Property

We hold trademarks for “iParty” and “iParty.com” issued by the U.S. Patent and Trademark Office.  Trademark registrations for “iParty” were issued on February 19, 2002 and August 26, 2003 under U.S. registration No. 2,541,025 and No. 2,756,735.  The trademark registration for “iParty.com” was issued on November 12, 2002 under U.S. registration No. 2,649,801.

Employees

As of March 1, 2004 we had 223 full-time employees and 510 part-time employees.  None of these employees are represented by a labor union, and we consider our relationship with our employees to be good.

Available Information

Our licensed Internet website address is www.iparty.com.  Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our licensed Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Our licensed Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

The public may read and copy any materials that we file with the SEC at the SEC’s website, www.sec.gov, which contains reports, proxy and information statements and other information that public companies are required to file with the SEC.  In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549.  The public may obtain information about the SEC’s Public Reference Room by calling 1-800-SEC-0330.

ITEM 2.  PROPERTIES

The following table identifies the number of our stores operating as of December 27, 2003, December 28, 2002 and December 29, 2001, by state.

	Number of Stores, for the fiscal year ended
	Dec 27, 2003			Dec 28, 2002			Dec 29, 2001
States	End of Period	Closings	Openings	End of Period	Closings	Openings	End of Period	Closings	Openings	Beginning of Period
Connecticut	6	—	1	5	—	—	5	—	—	5
Florida	3	—	—	3	—	—	3	—	—	3
Maine	1	—	—	1	—	—	1	—	—	1
Massachusetts	21	—	2	19	—	1	18	—	—	18
New Hampshire	4	—	—	4	—	1	3	—	—	3
Rhode Island	3	—	—	3	—	—	3	—	—	3
Total	38	—	3	35	—	2	33	—	—	33

Our 38 stores range in size from approximately 8,000 square feet to approximately 20,300 square feet and average approximately 9,800 square feet.  We lease all of our retail stores.  The leases generally provide for fixed minimum rentals, which typically increase periodically during the life of the lease, and, in some instances, contingent rentals based on a percentage of sales in excess of specified minimum sales levels, as well as related occupancy costs, such as property taxes and common area maintenance.  The leases are typically for 10 years with options from our landlords to renew our leases for an additional 5 or 10 years.

In addition to our stores, we lease office space at 270 Bridge Street, Suite 301, Dedham, Massachusetts, 02026.  The lease, which expires November 30, 2011, is for 10,600 square feet of space and the monthly rent is $17,500.  We also lease office and retail space at 1457 VFW Parkway, West Roxbury, Massachusetts, 02132.  This lease, which expires December 31, 2012, is for 20,000 square feet of space.  The retail store uses 10,688 square feet and the remainder is used primarily for our corporate training center.  The total monthly rent for the retail store and corporate office space is $17,100, subject to certain Consumer Price Index escalation clauses.  We believe that these spaces are adequate for our immediate needs.

We believe that all properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings other than routine matters in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2003.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The American Stock Exchange is the principal market for our common stock, where our shares are traded under the symbol “IPT”.  Our common stock began trading on the American Stock Exchange under the name iParty Corp., symbol “IPT”, on January 2, 2000.  Our common stock was quoted previously on the OTC Electronic Bulletin Board under the name iParty Corp., symbol “IPTY”, commencing July 1998.  Prior to that time, from February 1998 until July 1998, our common stock was quoted on the OTC Bulletin Board under the name of WSI Acquisitions, Inc., symbol “WSIA”.

The following table sets forth the range of high and low sales prices on the American Stock Exchange for our common stock for each of the fiscal quarters of 2003 and 2002:

MARKET PRICE OF COMMON STOCK

Period	High	Low
2003
Fourth quarter	$1.34	$0.53
Third quarter	0.74	0.23
Second quarter	0.32	0.20
First quarter	0.26	0.13
2002
Fourth quarter	$0.31	$0.15
Third quarter	0.42	0.25
Second quarter	0.42	0.24
First quarter	0.79	0.28

We have never paid a cash dividend on our shares of common stock and have no expectation of doing so for the foreseeable future.  Our existing line of credit agreement with Wells Fargo Retail Finance II, LLC generally prohibits the payment of any dividends or other distributions to any of our classes of capital stock.

The approximate number of record holders of our common stock as of March 22, 2004 was 114.  The number of record owners was determined from our stockholder records, and does not include beneficial owners of our common stock whose shares are held in the names of various security holders, dealers and clearing agencies.  We believe that the number of beneficial owners of our common stock held by others as or in nominee names exceeds 500 in number.

ITEM 6.  SELECTED FINANCIAL DATA

	2003	2002	2001	2000	1999
Statement of Operations Data:
Revenues	$56,697,246	$52,177,923	$47,983,404	$18,619,877	$138,545
Operating costs:
Cost of products sold	31,758,625	30,420,475	28,966,573	11,734,011	111,961
Marketing and sales	18,027,299	16,195,066	14,961,563	18,232,538	6,435,055
General and administrative	5,855,065	5,578,633	5,906,869	3,725,704	2,010,470
Amortization of fulfillment partner warrant	—	—	—	4,532,930	755,488
Restructuring expenses	—	—	—	1,093,328	—
Loss resulting from abandonment of assets	—	—	—	5,784	518,915
Special charge	—	396,465	—	—	—
Stock option compensation expense	—	—	320,373	812,510	847,741

Operating income (loss)	1,056,257	(412,716)	(2,171,974)	(21,516,928)	(10,541,085)

Interest income (expense), net	(208,067)	(271,853)	(264,332)	583,817	(714,330)

Income (loss) before taxes	848,190	(684,569)	(2,436,306)	(20,933,111)	(11,255,415)

Income taxes	97,233	—	—	—	—

Net income (loss)	$750,957	$(684,569)	$(2,436,306)	$(20,933,111)	$(11,255,415)

Net income (loss) available to common stockholders	$750,957	$(774,719)	$(2,436,306)	$(23,182,465)	$(32,713,366)

Basic and diluted net income (loss) per share	$0.02	$(0.04)	$(0.18)	$(1.85)	$(1.02)

Basic and diluted net income (loss) per share available to common stockholders	$0.02	$(0.05)	$(0.18)	$(2.05)	$(2.97)

Weighted-average shares outstanding:
Basic	36,683,142	16,219,436	13,411,866	11,321,578	11,005,421
Diluted	38,868,484	16,219,436	13,411,866	11,321,578	11,005,421

Other Data:
Net cash provided by (used in) operating activities	$1,368,798	$581,930	$(2,616,844)	$(14,159,135)	$(6,175,729)
Net cash used in investing activities	(1,166,258)	(775,147)	(210,738)	(4,086,471)	(2,488,783)
Net cash provided by (used in) financing activities	(86,412)	120,476	224,412	4,574,556	26,991,066
Capital expenditures	1,166,258	775,147	210,738	202,059	1,534,669

	Dec 27, 2003	Dec 28, 2002	Dec 29, 2001	Dec 30, 2000	Dec 31, 1999
Balance Sheet Data:
Working capital	$4,178,436	$4,021,692	$4,841,696	$6,455,832	$18,023,632
Total assets	15,151,980	13,815,883	14,533,218	16,343,053	27,256,750
Total long-term liabilities and convertible preferred stock (1)	406,469	19,266,414	20,929,419	23,458,131	21,693,386

(1) The holders of our Series A-F convertible preferred stock have the right to a liquidation preference, which was not considered under our control in 2002, 2001, 2000 and 1999. Therefore their carrying values have been excluded from stockholders’ equity for these periods. Their carrying values are included in stockholders’ equity in 2003 as redemption is solely within our control.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related Notes thereto included elsewhere herein.

Overview

At the end of 2003 we operated 38 retail stores, including 35 in New England and 3 in Florida, and for the year we had net income of approximately $0.8 million, the first year of profitability in our history.  In 2003 we also achieved a 4.8% increase in comparable stores sales, defined as sales from those stores open for at least one full year.  This marks our second consecutive year of solid comparable store sales growth.  Our sales results were highlighted by an outstanding Halloween season, which led the way to an increase in comparable stores sales of 20.8% for the month of October and 12.6% for our fourth quarter.  Halloween is our most important season and our merchants, store operations team and the rest of our organization prepared many months in advance for it.

In November 2003, we relocated our headquarters from West Roxbury, Massachusetts to larger office space in Dedham, Massachusetts and in January 2004 we completed the renovation of our previous headquarters into a new corporate training facility.  During 2003 and early 2004 we enhanced our corporate governance by expanding our Board of Directors with the addition of four new independent directors.  Also in January 2004, we concluded negotiations extending the maturity date of our bank line-of-credit agreement until January 2007 and added the option to increase the line in increments of $2,500,000 beyond the present limit of $7,500,000, to a limit of $12,500,000, upon 15 days written notice, as long as we are in compliance of debt covenants and the provisions of the loan agreement.  Our inventory and accounts receivable secure our line of credit.

We believe that all of these accomplishments have positioned us for continued success.  Our goals in 2004 include accelerating our growth by opening between four and seven new stores during the year.  We also expect to install a new point-of-sale system in our retail stores during the year, which should allow us to better serve our customers and achieve additional operating efficiencies in 2004 and beyond.

Forward Looking Statements

Certain statements in this Annual Report, and particularly this management discussion and analysis, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The words “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  Forward-looking statements included in this Annual Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements.  Such future results are based upon our best estimates based upon current conditions and the most recent results of operations.  Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including, but not limited to, the following:  the success or failure of our efforts to implement our business strategy; our inability to obtain additional financing, if required; third-party suppliers’ failure to fulfill their obligations to us; unseasonable weather; intense competition; the availability of retail store space on reasonable lease terms; the failure of our systems or those of our third-party suppliers; and general economic developments affecting consumer confidence or spending patterns, particularly in the New England region.

Fiscal 2003 Compared to Fiscal 2002

Revenues

Our consolidated revenues for 2003 were $56,697,246, an increase of $4,519,323, or 8.7% from the prior year.  Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.  This increase was due to an increase of 4.8% in comparable stores sales, sales from three new stores that opened in the second half of 2003 and sales from two new stores that opened in March and September 2002 which were not included in comparable stores sales in 2003 until they had been open for one full year.  The increase in comparable stores sales was largely attributable to a stronger Halloween season compared to the prior year.

Cost of products sold

In 2003 our consolidated cost of products sold was 56.0% of revenues, a decrease of 2.3 percentage points from the prior year.  Cost of products sold consists of the cost of merchandise sold to customers and the occupancy costs for our stores.  This decrease was primarily attributable to improved vendor pricing and terms.

In 2003, we refined our methodology for accounting for vendor rebates, discounts and freight.  We also continued to refine our methodology for estimating an appropriate allowance for obsolete and excess inventory.  The net impact of these adjustments increased pre-tax income by $141,757, net income by $125,455 and had no impact on basic and diluted earnings per share.

Marketing and sales expense

Our consolidated marketing and sales expense for 2003 was $18,027,299 or 31.8% of revenues, an increase of $1,832,233, or 0.8 percentage points, as a percentage of revenues, from the prior year.  Marketing and sales expense consists primarily of advertising, public relations and promotional expenditures, as well as all store payroll and related expenses for personnel engaged in marketing and selling activities.

As a percentage of revenues, the increase in marketing and sales expense was attributable to the addition of retail store management staff to provide closer supervision of our retail stores, an upgrade to our stores’ telecommunications network to improve reliability and establish the capability to support future systems enhancements, and higher store pre-opening costs as a result of opening three stores in 2003 compared to two stores in 2002.

General and administrative expense

Our consolidated general and administrative (“G&A”) expense for 2003 was $5,855,065 or 10.3% of revenue, an increase of $276,432 and decrease of 0.4 percentage points, as a percentage of revenues, from the prior year.  G&A expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.

The increase in G&A costs was attributable to an increase in professional fees associated with information technology, including consulting fees associated with enhancing systems, and increased labor costs for positions added to support growth.

Interest expense

Our interest expense was $212,227 in 2003, a decrease of $68,671 from the prior year.  This decrease was due to the expiration of capital leases in 2002.

Income taxes

In 2003 our provision for income taxes was $97,233, which included $30,000 for federal alternative minimum taxes and $67,233 for state income taxes.  We were able to utilize approximately $997,000 of net operating loss carryforwards for federal income tax purposes in 2003, which were fully reserved for in the prior year due to the uncertainty of future taxable income.

At the end of 2003 we had estimated net operating loss carryforwards of approximately $23.7 million, which begin to expire in 2018.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards may be subject to annual limitations based upon certain ownership changes of our stock that may have occurred or that may occur.

Fiscal 2002 Compared to Fiscal 2001

Revenues

Our consolidated revenues for 2002 were $52,177,923, an increase of $4,194,519, or 8.7% from the prior year.  Revenues include the selling price of party goods sold, net of returns and discounts, as well as outbound shipping and handling charges billed.  Revenues are recognized at the point of sale for retail sales and upon shipment to customers for Internet sales

Our retail stores revenues were $51,547,321 in 2002, an increase of $4,478,386, or 9.5% from the prior year.  This increase was due to an increase of 6.0% in comparable stores sales and sales from two new stores that opened in March and September 2002.

Our Internet revenues for 2002 were $630,602, a decrease of $283,867, or 31.0% from the prior year.  Our decrease in Internet revenues was primarily attributable to the reduction from the prior year of marketing support for our Internet business as we shifted emphasis toward our retail stores business.

Cost of products sold

In 2002 our consolidated cost of products sold was 58.3% of revenues, a decrease of 2.1 percentage points from the prior year.  Cost of products sold consists of the cost of merchandise sold to customers, the occupancy costs for our stores, and outbound shipping and handling costs charged to us by our website fulfillment partner, Taymark.

In 2002 our cost of products sold from retail stores was 58.1% of retail stores revenues, a decrease of 1.9 percentage points from the prior year.  This decrease was primarily attributable to improved vendor pricing and terms.

In 2002 our cost of products sold from the Internet was 76.9% of Internet revenues, a decrease of 0.8 percentage points from the prior year.  This decrease reflects a reduction in promotional coupon discounts offered to our Internet customers.

Marketing and sales expense

Our consolidated marketing and sales expense for 2002 was $16,195,066 or 31.0% of revenue, an increase of $1,233,503, and similar, as a percentage of revenues, compared to the prior year.  Marketing and sales expense consists primarily of advertising, public relations and promotional expenditures, as well as all store payroll and related expenses for personnel engaged in marketing and selling activities.

As a percentage of revenue, the decrease in marketing and sales expense was the result of better leverage of store payroll and advertising from strong comparable store sales.

General and administrative expense

Our consolidated general and administrative (“G&A”) expense for 2002 was $5,578,633 or 10.7% of revenue, a decrease of $328,236 and 1.6 percentage points, as a percentage of revenues, from the prior year.  G&A expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.

The amount spent on G&A for our retail stores was relatively similar in 2002 and 2001 as increases for fees associated with redesign of our wide-area network offset decreases in spending for recruitment and taking of the mid-year physical inventory.  Our G&A expense for the Internet for 2002 decreased $383,011 from the prior year.  This decrease was attributable to a reduction of payroll for finance and technology and a reduction in the cost associated with website hosting and maintenance.

Special charge

As discussed in Note 16 to our consolidated financial statements, we recorded a special charge in 2002 in the amount of $396,465 due to the overissuance of 590,327 common shares upon conversion of certain shares of our convertible preferred stock and the subsequent sale of such common shares into the public market.  This overissuance resulted from a previously incorrect application of the anti-dilution provisions applicable to our Series B, C and D convertible preferred stock.  This special charge includes $225,000 for professional fees incurred through December 28, 2002 and a non-cash charge of $171,465.

Stock option compensation expense

Our stock option compensation expense consists of the amortization of stock options granted in 1998, 1999, 2000 and 2001 for consulting services rendered to us by certain of our Directors as well as the amortization of stock options granted in 1999 to our Chief Executive Officer at an exercise price of $2.00, which was below the then-current market price of $3.38.  The vesting periods ended in 2001 for the compensation arrangements mentioned hence there was no stock option compensation in 2002.  Stock option compensation expense was $320,373 in 2001.

Interest income

Our interest income on cash and equivalents in 2002 was $9,045, a decrease of $108,386 from the prior year.  The decrease in interest income was due to lower cash and investment balances and lower prevailing interest rates.

Interest expense

Our interest expense in 2002 was $280,898, a decrease of $100,865 from the prior year.  The decrease in interest expense was attributable to a reduced interest rate on our borrowings on our line of credit and a reduction of outstanding borrowings throughout the year.

Income taxes

We had not provided a benefit for income taxes for 2002 due to the uncertainty of future taxable income.

At the end of 2002 we had estimated net operating loss carryforwards of approximately $24.6 million, which expire through 2021.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards will be subject to annual limitations based upon certain ownership changes of our stock that have occurred or that may occur.

Net loss available to common stockholders

Our net loss available to common stockholders was $774,719 in 2002 due to the inclusion of a beneficial conversion dividend in the amount of $90,150, which reflects the impact of correcting the conversion ratios of the remaining preferred stockholders to rectify the error discussed in the special charge above.

Critical Accounting Policies

Our financial statements are based on the application of significant accounting policies, many of which require management to make significant estimates and assumptions (see Note 2 to the consolidated financial statements).  We believe the following accounting policies to be those most important to the portrayal of our financial condition and those that require the most subjective judgment.  If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements.

Inventory and Related Allowance for Obsolete and Excess Inventory

Our inventory consists of party supplies and is valued at the lower of moving weighted-average cost or market.  We record vendor rebates, discounts and certain other adjustments to inventory, including freight costs, and we recognize these amounts in the income statement as the related goods are sold.

In January 2003, the Emerging Issues Task Force (“EITF”) issued EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the statement of operations.  That presumption is overcome when the consideration is either a reimbursement of specific, incremental, identifiable costs incurred to sell the vendor’s products, or a payment for assets or services delivered to the vendor.  Since we treated all rebates as a reduction of the price of the vendor’s products, adoption of EITF Issue No. 02-16 in 2003 did not have a material impact on our results of operations.

During each interim reporting period we estimate the impact on cost of products sold associated with inventory shortage.  The actual inventory shortage is determined upon reconciliation of the annual physical inventory, which occurs shortly after our year ends, and an adjustment to cost of products sold is recorded at the end of the fourth quarter to recognize the difference between the estimated and actual inventory shortage for the full year.  The adjustment in the fourth quarter of 2003 included a reduction of $145,983 to the cost of products sold during the previous three quarters.

We also make adjustments to reduce the value of our inventory for an allowance for obsolete and excess inventory, which is based on our review of inventories on hand compared to estimated future sales.  We conduct reviews periodically throughout the year on each stock keeping unit (“SKU”).  As we identify obsolete and excess inventory, we take immediate measures to reduce our inventory risk on these items and we adjust our allowance accordingly.  Thus, actual results could differ from our estimates.

In 2003, we refined our methodology for accounting for vendor rebates, discounts and freight.  We also continued to refine our methodology for estimating an appropriate allowance for obsolete and excess inventory.  The net impact of these adjustments increased pre-tax income by $141,757, net income by $125,455 and had no impact on basic and diluted earnings per share.

Revenue Recognition

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.  We estimate returns based upon historical return rates and such amounts have not been significant.

Impairment of Long-Lived Assets

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets in 2002, which requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell.  The adoption of SFAS No. 144 did not have a material impact on our consolidated results of operations in 2002.

We review each store for impairment indicators annually, considering operating results and cash flows.  We are not aware of any impairment indicators for any of our stores at December 27, 2003.

Income Taxes

Historically, we have not recognized an income tax benefit for our losses.  Accordingly we record a valuation allowance against our deferred tax assets because of the uncertainty of future taxable income and the realizability of the deferred tax assets.  Should we determine that we will be able to realize our deferred tax assets in the future, an adjustment to our deferred tax assets would increase income in the period we made such a determination.

Previous Restatement of Financial Information and Balance Sheet Presentation of Series A-F Convertible Preferred Stock

The holders of our Series A-F convertible preferred stock have the right to a liquidation preference, which previously could have been exercised under certain events not within our control.  In accordance with EITF Topic D-98, we have included the respective equity securities outside of permanent stockholders’ deficit in our accompanying restated balance sheet as of December 28, 2002 at their respective carrying values.

During the fourth quarter of 2003, the composition of our Board of Directors changed such that holders of our convertible preferred stock or the designates of our preferred stockholders no longer constitute a majority of our Board members.  This change in the composition of our Board of Directors has permitted us to present our convertible preferred stock in equity in the accompanying balance sheet as of December 27, 2003, at its respective carrying values as the redemption is solely within our control.

We will continue to review and consider the criteria in EITF Topic D-98 at the reporting of each balance sheet.

Stock Option Compensation Expense

We account for our stock option compensation agreements with employees under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  We have adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Our actual results could differ from our estimates.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51 (“FIN 46”).  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  However, in October 2003, the FASB deferred the effective date of FIN 46 to the end of the first interim or annual period ending after December 15, 2003 for those arrangements involving special purpose entities entered into prior to February 1, 2003.  All other arrangements within the scope of FIN 46 are subject to its provisions beginning in 2004.  We adopted FIN 46, as required, with no material impact to our consolidated financial position or results of operations.  We do not believe that the adoption of the remaining provisions of FIN 46 in 2004 will have a material impact on our financial position or results of operations.

Liquidity and Capital Resources

Our operating activities provided $1,368,798 in net cash in 2003 compared to $581,930 in 2002, an increase of $786,868, which was largely due to our growth in net income, which was $750,957 in 2003, compared to a net loss of $684,569 in 2002.  Our increase in net income was partially offset by an increase in net cash used in inventory, which was $506,799 in 2003 compared to cash provided by inventory of $366,188 in 2002.  The increase in net cash used in inventory was primarily for the three new stores we opened in 2003.

We invested cash in property and equipment, including new store capital expenditures, totaling $1,166,258 in 2003 and $775,147 in 2002.  The increase in capital expenditures was largely due to the addition of three new stores in 2003 compared to two new stores in 2002.

We used $86,412 in net cash in financing activities in 2003 compared to providing $120,476 in net cash in financing activities in 2002.  We increased our borrowings under our line of credit by $283,933 in 2003 compared to an increase of $121,761 in 2002, largely to finance capital expenditures for new stores.

At December 27, 2003 we had a line of credit (“the line”) with Wells Fargo Retail Finance II, LLC.  The line had a maturity date of July 31, 2004 and a minimum interest rate of 6.5%.  The line allowed for borrowings equal to the lesser of $7,500,000 or the borrowing base, as defined.  Our inventory and other assets secured our line.  We were required to maintain a minimum availability under the line in the amount of $300,000.  At December 27, 2003, we were in compliance with this financial covenant.  The line of credit generally prohibits the payment of any dividends or other distributions to any of our classes of capital stock.

The amount outstanding under our line was $3,760,671 as of December 27, 2003 and $3,476,738 on December 28, 2002.  The outstanding balances under the line are classified as current liabilities in the accompanying consolidated balance sheets since we are required to apply daily lock box receipts to reduce the amount outstanding.  At December 27, 2003, we had approximately $2,117,000 of excess availability under the line of credit.

Subsequent to the end of fiscal 2003, we amended the line on January 2, 2004.  The amendment extended the maturity date of our line to January 2, 2007, eliminated the minimum interest rate of 6.5%, established a new interest rate at the bank’s base rate plus 50 basis points and added the option to increase the line in increments of $2,500,000 beyond the previous limit of $7,500,000, to a limit of $12,500,000, upon 15 days written notice, as long as we are in compliance of debt covenants and the provisions of the loan agreement.  Our inventory and accounts receivable secure our line of credit.

The amended agreement includes a financial covenant requiring us to maintain a minimum availability under the line in the amount of 5% of the credit limit, which at the current limit of $7,500,000, is $375,000.  If we adjust the credit limit in the future, the minimum availability would be 5% of the adjusted credit limit.  The amended agreement also has a covenant that requires us to limit our capital expenditures to within 110% of those amounts included in our business plan, which may be updated from time to time.

Our prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, economic conditions, and contractual matters.  We expect our capital expenditures for 2004 to be primarily related to new stores, a new retail stores point-of-sale computer system, store improvements and other technology advancements in support of growth and operational enhancement.

Contractual obligations at December 27, 2003 were as follows:

	Payments Due By Period
	Within 1 Year	Within 2 - 3 Years	Within 4 - 5 Years	After 5 Years	Total
Line of credit	$3,760,671	$—	$—	$—	$3,760,671
Capital lease obligations	29,220	260	—	—	29,480
Operating leases (including retail space leases)	6,097,551	11,209,179	6,647,397	9,380,416	33,334,543
Earn-out agreement included in accrued expenses	250,000	—	—	—	250,000
Total contractual obligations	$10,137,442	$11,209,439	$6,647,397	$9,380,416	$37,374,694

In addition, at December 27, 2003, we had outstanding purchase orders totaling $822,701 for the acquisition of inventory that was scheduled for delivery after December 27, 2003.

We believe, based on our current operating plan, that anticipated revenues from operations and borrowings available under the existing line of credit will be sufficient to fund our operations and working capital requirements for the next 12 months.  Our current operating plan includes the opening of four to seven additional new stores and the replacement of our current point-of-sale system during 2004.

In the event that our operating plan changes or proves inaccurate due to decreased revenues, unanticipated expenses, increased competition, unfavorable economic conditions, or other unforeseen circumstances, our liquidity may be negatively impacted.  Accordingly, we would be required to adjust our expenditures to conserve working capital or raise additional capital to fund operations.  There can be no assurance, however, that, should we require additional financing, such financing will be available on terms and conditions acceptable to us.

Acquisitions

We operate in an un-branded business arena that has many small players.  As a result, we may consider growing our business through acquisitions of other entities.  Any determination to make an acquisition will be based upon a variety of factors, including, without limitation, the purchase price and other financial terms of the transaction, the business prospects, geographical location and the extent to which any acquisition would enhance our prospects.  We presently have no plans, agreement, understanding, or arrangement with respect to any acquisition.

Stockholder Rights Plan

On November 9, 2001, we announced that our Board of Directors adopted a Stockholder Rights Plan (the “Plan”).  Under the Plan each share of our capital stock outstanding at the close of business on November 9, 2001 and each share of our capital stock issued subsequent to that date has a right associated with it, such that each share of our common stock is entitled to one right and each share of our preferred stock is entitled to such number of rights equal to the number of common shares into which it is convertible.  The rights will become exercisable only in the event that, with certain exceptions, an acquiring party accumulates 10 percent or more of our voting stock or if a party announces an offer to acquire 15 percent or more of our voting stock.  The rights expire on November 9, 2011.  When exercisable, each right entitles the holder to purchase from us one one-hundredth of a share of a new series of Series G junior preferred stock at an initial purchase price of $2.00.  In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either iParty Corp. stock or shares in an “acquiring entity” at half of market value.  We generally will be entitled to redeem the rights at $0.001 per right at any time until the date on which a 10 percent position in our voting stock is acquired by any person or group.  Until a right is exercised, the holder of a right will have no rights as a stockholder of iParty solely by virtue of being a rights holder, including, without limitation, the right to vote or receive dividends.

Effects of Inflation

We do not view the effects of inflation to have a material effect upon our business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not believe that we have any material market risk exposure owing to foreign currency risk, exchange rate risk, commodity price risk and other relevant market rate or price risks that require the quantitative and qualitative disclosures set forth in Item 305 of Regulation S-K. We have interest rate risk on our line of credit debt obligation to the extent that if interest rates were to rise our rate of interest under our line of credit would also increase.  We do not believe that this interest rate risk is material and we have not entered into any hedging or similar contractual arrangements with respect to such risk.  We do not enter into contracts for trading purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section of this report. See “Index to Consolidated Financial Statements” on page F–1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previously disclosed on our Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on August 12, 2003.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 27, 2003.  In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on this evaluation, our CEO and CFO concluded that, as of December 27, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)         Changes in Internal Controls.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended December 27, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting..

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to our directors is incorporated herein by reference to the sections entitled “Proposal 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Company’s definitive proxy statement which will be filed no later than 120 days after December 27, 2003.

We are developing a written code of business conduct and ethics that applies to all our directors, officers and employees.  We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics on the Investor Relations page of our website which is located at www.iparty.com.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by Item 11 is incorporated herein by reference to the Sections entitled “Proposal 1—Election of Directors—Director Compensation” and “Executive Compensation” of our definitive proxy statement which will be filed no later than 120 days after December 27, 2003.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information related to security ownership required by Item 12 is incorporated herein by reference to the Section entitled “Stock Ownership” of our definitive proxy statement which will be filed no later than 120 days after December 27, 2003.

Securities authorized under equity compensation plans as of December 27, 2003, were as follows:

EQUITY COMPENSATION PLAN INFORMATION

	Column a	Column b	Column c
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuances under Equity Compensation Plans (Excluding Securities Reflected in Column a)
Equity compensation plans approved by security holders	8,517,718	$0.99	2,126,907
Equity compensation plans not approved by security holders	—	—	—
Total	8,517,718	$0.99	2,126,907

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 is incorporated herein by reference to the section entitled “Executive Compensation–Certain Relationships and Related Transactions” of our definitive proxy statement which will be filed no later than 120 days after December 27, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated herein by reference to the section entitled “Independent Public Accountants” of our definitive proxy statement which will be filed no later than 120 days after December 27, 2003.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. Financial statements:

For a listing of consolidated financial statements which are included in this document, see page F–1.

2. Financial Statement Schedules:

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3. Exhibits:

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference.

(b)	Reports on Form 8–K:

During the last quarter of the period covered by this Report, we filed two current reports on Form 8-K on November 18, 2003 and December 12, 2003.  The Form 8-K filed on November 18, 2003 announced our financial results for the fiscal quarter ended September 27, 2003 and an increase in the size of our Board of Directors.  The Form 8-K filed on December 12, 2003 announced an additional increase in the size of our Board of Directors and the relocation of our corporate office.

(c)	Exhibits:

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference

(d)	Financial Statement Schedules:

Included in Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPARTY CORP.

	By:	/s/ SAL PERISANO
Sal Perisano
Chairman of the Board and Chief Executive Officer

Dated: March 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ SAL PERISANO	Chairman of the Board and	March 26, 2004
Sal Perisano	Chief Executive Officer (Principal Executive Officer)

/s/ ROBERT LESSIN	Director	March 26, 2004
Robert Lessin

/s/ LORENZO ROCCIA	Director	March 26, 2004
Lorenzo Roccia

/s/ CHRISTINA WEAVER-VEST	Director	March 26, 2004
Christina Weaver-Vest

/s/ DANIEL DE WOLF	Director	March 26, 2004
Daniel De Wolf

/s/ FRANK HAYDU	Director	March 26, 2004
Frank Haydu

/s/ ERIC SCHINDLER	Director	March 26, 2004
Eric Schindler

/s/ PATRICK FARRELL	President and Chief Financial Officer	March 26, 2004
Patrick Farrell	(Principal Financial Officer and Director)

/s/ JOSEPH VASSALLUZZO	Director	March 26, 2004
Joseph Vassalluzzo

iPARTY CORP.

Report of Independent Auditors

Board of Directors and Stockholders
iParty Corp.

We have audited the accompanying consolidated balance sheets of iParty Corp. and subsidiaries as of December 27, 2003 and December 28, 2002, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The consolidated financial statements of iParty Corp. as of December 29, 2001, were audited by other auditors who have ceased operations and whose report dated February 22, 2002 expressed an unqualified opinion on those consolidated statements before the reclassification adjustments described in Note 1.

We conducted our audits in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of iParty Corp. and subsidiaries as of December 27, 2003 and December 28, 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed above, the consolidated financial statements of the Company for the year ended December 29, 2001 were audited by other auditors who have ceased operations.  As described in Note 1 to the consolidated financial statements, the Company has revised its consolidated statements of convertible preferred stock and stockholders’ deficit for the year ended December 29, 2001 to reclassify the Company’s series A – F convertible preferred stock outside of permanent stockholders’ deficit as a result of the application of EITF Topic No. D-98, Classification and Measurement of Redeemable Securities.  We have audited the reclassification adjustments described in Note 1 that were applied to revise the consolidated statements of convertible preferred stock and stockholders’ deficit for the year ended December 29, 2001.  With respect to these reclassification adjustments, our procedures included (a) agreeing the previously reported series A – F convertible preferred stock, additional paid in capital and stockholders’ deficit to the previously issued consolidated financial statements, (b) agreeing the adjustments to the underlying records obtained from management and (c) testing the mathematical accuracy of the reconciliation of the restated series A – F convertible preferred stock, additional paid in capital and stockholders’ deficit.  In our opinion, such reclassification adjustments are appropriate and have been properly applied.  However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 24, 2004

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the consolidated financial statements of iParty Corp. as of December 29, 2001 and December 30, 2000, and for the years then ended, as included in the Annual Report on Form 10-KSB of iParty Corp. for the fiscal year ended December 29, 2001.  This audit report has not been reissued by Arthur Andersen LLP in connection with the filing of this Annual Report on Form 10-K for the fiscal year ended December 27, 2003.  The consolidated balance sheets as of December 29, 2001 and December 30, 2000 and the consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 30, 2000 related to this audit report have not been included in the consolidated financial statements in this Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

Report of Independent Public Accountants

To iParty Corp.:

We have audited the accompanying consolidated balance sheets of iParty Corp. (a Delaware corporation) and subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements, based on our audits.

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

/s/ Arthur Andersen LLP

Boston, Massachusetts
February 22, 2002

iPARTY CORP.
CONSOLIDATED BALANCE SHEETS

	Dec 27, 2003	Dec 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$2,442,471	$2,326,343
Restricted cash	533,284	371,952
Accounts receivable	487,934	445,988
Inventory, net	9,423,463	8,916,664
Prepaid expenses and other assets	483,925	294,370
Total current assets	13,371,077	12,355,317
Property and equipment, net	1,694,140	1,128,897
Other assets	86,763	331,669
Total assets	$15,151,980	$13,815,883

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,095,848	$2,752,311
Accrued expenses	2,306,902	1,867,496
Current portion of capital lease obligations	29,220	237,080
Borrowings under line of credit	3,760,671	3,476,738
Total current liabilities	9,192,641	8,333,625

Long-term liabilities:
Capital lease obligations, net of current portion	260	3,173
Other liabilities	406,209	678,932
Total long-term liabilities	406,469	682,105

Commitments and contingencies

Convertible preferred stock - $.001 par value; 10,000,000 shares authorized,
Series A convertible preferred stock - 1,000,000 shares authorized, issued and outstanding (aggregate liquidation value of $1,000,000 at December 28, 2002)	—	1,000,000
Series B convertible preferred stock - 1,150,000 shares authorized; 684,799 shares issued and outstanding (aggregate liquidation value of $13,695,973 at December 28, 2002)	—	10,189,809
Series C convertible preferred stock - 100,000 shares authorized, issued and outstanding (aggregate liquidation value of $2,000,000 at December 28, 2002)	—	1,492,000
Series D convertible preferred stock - 250,000 shares authorized, issued and outstanding (aggregate liquidation value of $5,000,000 at December 28, 2002)	—	3,652,500
Series E convertible preferred stock - 533,333 shares authorized; 466,667 shares issued and outstanding (aggregate liquidation value of $1,750,000 at December 28, 2002)	—	1,750,000
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding (aggregate liquidation value of $500,000 at December 28, 2002)	—	500,000
Total convertible preferred stock	—	18,584,309

Stockholders’ equity (deficit):
Convertible preferred stock - $.001 par value; 10,000,000 shares authorized,
Series A convertible preferred stock - 1,000,000 shares authorized, issued and outstanding (aggregate liquidation value of $1,000,000 at December 27, 2003)	1,000,000	—
Series B convertible preferred stock - 1,150,000 shares authorized; 611,080 shares issued and outstanding (aggregate liquidation value of $12,221,600 at December 27, 2003)	9,092,870	—
Series C convertible preferred stock - 100,000 shares authorized, issued and outstanding (aggregate liquidation value of $2,000,000 at December 27, 2003)	1,492,000	—
Series D convertible preferred stock - 250,000 shares authorized, issued and outstanding (aggregate liquidation value of $5,000,000 at December 27, 2003)	3,652,500	—
Series E convertible preferred stock - 533,333 shares authorized; 389,439 shares issued and outstanding (aggregate liquidation value of $1,460,396 at December 27, 2003)	1,460,396	—
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding (aggregate liquidation value of $500,000 at December 27, 2003)	500,000	—
Total convertible preferred stock	17,197,766	—

Common stock - $.001 par value; 150,000,000 shares authorized; 18,780,204 and 16,996,570 shares issued and outstanding in 2003 and 2002, respectively	18,780	16,997

Additional paid-in capital	47,554,621	46,168,101
Accumulated deficit	(59,218,297)	(59,969,254)
Total stockholders’ equity (deficit)	5,552,870	(13,784,156)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$15,151,980	$13,815,883

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the twelve months ended
	Dec 27, 2003	Dec 28, 2002	Dec 29, 2001
Revenues	$56,697,246	$52,177,923	$47,983,404
Operating costs:
Cost of products sold	31,758,625	30,420,475	28,966,573
Marketing and sales	18,027,299	16,195,066	14,961,563
General and administrative	5,855,065	5,578,633	5,906,869
Special charge	—	396,465	—
Stock option compensation expense	—	—	320,373

Operating income (loss)	1,056,257	(412,716)	(2,171,974)

Interest income	4,160	9,045	117,431

Interest expense	(212,227)	(280,898)	(381,763)

Income (loss) before income taxes	848,190	(684,569)	(2,436,306)

Income taxes	97,233	—	—

Net income (loss)	$750,957	$(684,569)	$(2,436,306)

Net income (loss) available to common stockholders	$750,957	$(774,719)	$(2,436,306)

Basic and diluted net income (loss) per share	$0.02	$(0.04)	$(0.18)

Basic and diluted net income (loss) per share available to common stockholders	$0.02	$(0.05)	$(0.18)

Weighted-average shares outstanding:
Basic	36,683,142	16,219,436	13,411,866
Diluted	38,868,484	16,219,436	13,411,866

The accompanying notes are an integral part of these Consolidated Financial Statements.

IPARTY CORP.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

			Stockholders’ Equity (Deficit)
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 30, 2000	3,569,165	$22,965,666	—	$—	12,174,745	$12,175	$41,204,890	$(56,758,229)	$(15,541,164)

Issuance of common stock upon conversion of Series B convertible preferred stock	(294,793)	(2,872,999)	—	—	2,947,930	2,948	2,870,051	—	2,872,999
Non-cash compensation expense	—	—	—	—	—	—	320,373		320,373
Net loss	—	—	—	—	—	—	—	(2,436,306)	(2,436,306)
Balance December 29, 2001	3,274,372	20,092,667	—	—	15,122,675	15,123	44,395,314	(59,194,535)	(14,784,098)

Issuance of common stock upon conversion of Series B convertible preferred stock	(119,786)	(1,257,886)	—	—	1,197,860	1,198	1,256,688	—	1,257,886
Issuance of common stock upon conversion of Series E convertible preferred stock	(66,666)	(250,000)	—	—	666,660	667	249,333	—	250,000
Series B convertible preferred stock adjustment	(313,974)	(314)	—	—	—	—	314	—	314
Series C convertible preferred stock adjustment	(45,198)	(45)	—	—	—	—	45	—	45
Series D convertible preferred stock adjustment	(112,996)	(113)	—	—	—	—	113	—	113
Equity portion of special charge	—	—	—	—	—	—	171,465	—	171,465
Exercise of stock options	—	—	—	—	9,375	9	4,679	—	4,688
Convertible preferred stock beneficial conversion dividend	—	—	—	—	—	—	90,150	(90,150)	—
Net loss	—	—	—	—	—	—	—	(684,569)	(684,569)
Balance December 28, 2002	2,615,752	18,584,309	—	—	16,996,570	16,997	46,168,101	(59,969,254)	(13,784,156)

Issuance of common stock upon conversion of Series B convertible preferred stock	(73,719)	(1,096,939)			948,690	948	1,095,991	—	1,096,939
Issuance of common stock upon conversion of Series E convertible preferred stock	(77,228)	(289,604)			823,944	824	288,780	—	289,604
Reclassification of Series A convertible preferred stock ( Note 1)	(1,000,000)	(1,000,000)	1,000,000	1,000,000					1,000,000
Reclassification of Series B convertible preferred stock ( Note 1)	(611,080)	(9,092,870)	611,080	9,092,870					9,092,870
Reclassification of Series C convertible preferred stock ( Note 1)	(100,000)	(1,492,000)	100,000	1,492,000					1,492,000
Reclassification of Series D convertible preferred stock ( Note 1)	(250,000)	(3,652,500)	250,000	3,652,500					3,652,500
Reclassification of Series E convertible preferred stock ( Note 1)	(389,439)	(1,460,396)	389,439	1,460,396					1,460,396
Reclassification of Series F convertible preferred stock ( Note 1)	(114,286)	(500,000)	114,286	500,000					500,000
Exercise of stock options	—	—	—	—	11,000	11	1,749	—	1,760
Net income	—	—	—	—	—	—	—	750,957	750,957
Balance December 27, 2003	—	$—	2,464,805	$17,197,766	18,780,204	$18,780	$47,554,621	$(59,218,297)	$5,552,870

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the twelve months ended
	Dec 27, 2003	Dec 28, 2002	Dec 29, 2001
Operating activities:

Net income (loss)	$750,957	$(684,569)	$(2,436,306)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	601,015	633,173	616,663
Non-cash portion of special charge	—	171,465	—
Deferred rent	(22,723)	102,518	201,419
Stock option compensation expense	—	—	320,373
Changes in operating assets and liabilities:
Accounts receivable	(41,946)	95,715	406,589
Inventory	(506,799)	366,188	(1,056,292)
Prepaid expenses and other assets	55,351	36,541	(35,482)
Accounts payable	343,537	116,151	220,481
Accrued severance and restructuring expenses	—	—	(775,137)
Accrued expenses and other liabilities	189,406	(255,252)	(79,152)
Net cash provided by (used in) operating activities	1,368,798	581,930	(2,616,844)

Investing activities:

Purchase of property and equipment	(1,166,258)	(775,147)	(210,738)
Net cash used in investing activities	(1,166,258)	(775,147)	(210,738)

Financing activities:

Net borrowings under line of credit	283,933	121,761	554,187
Decrease (increase) in restricted cash	(161,332)	296,005	(32,957)
Principal payments on capital lease obligations	(210,773)	(301,978)	(296,818)
Proceeds from exercise of stock options	1,760	4,688	—
Net cash provided by (used in) financing activities	(86,412)	120,476	224,412

Net increase (decrease) in cash and cash equivalents	116,128	(72,741)	(2,603,170)

Cash and cash equivalents, beginning of year	2,326,343	2,399,084	5,002,254

Cash and cash equivalents, end of year	$2,442,471	$2,326,343	$2,399,084

Supplemental disclosure of non-cash financing activities:

Conversion of Series B convertible preferred stock to common stock	$1,096,939	$1,257,886	$2,872,999
Conversion of Series E convertible preferred stock to common stock	289,604	250,000	—
Total conversion of convertible preferred stock to common stock	$1,386,543	$1,507,886	$2,872,999

Acquisition of assets under capital lease	$—	$7,881	$481,118

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 27, 2003

1.  THE COMPANY

Background

The Company’s efforts are devoted to the sale of party goods and services through 38 retail stores.  The Company’s retail stores are located throughout New England, with three additional stores located in Florida.  In 2003, the Company licensed its Internet business to a third party in exchange for royalties under a license agreement, which to date have not been significant.  Previously, the Company operated the business with the same party under a fulfillment agreement.

The stores feature over 20,000 products ranging from greeting cards and balloons to more unique merchandise such as piñatas, gag gifts, masquerade and Hawaiian Luau items.  The Company’s sales are driven by the following events:  Halloween, Christmas, Easter, Valentine’s Day, New Year’s, Independence Day, St. Patrick’s Day, Thanksgiving, and Chanukah.  The Company also focuses its business closely on lifetime events such as anniversaries, graduations, birthdays, and bridal or baby showers.  The Company’s business has a seasonal pattern with higher revenues in the second and fourth quarters, reflecting school graduations and Halloween, respectively.

Management’s Plans

The Company believes, based on its current operating plan, that anticipated revenues from operations and borrowings available under the existing line of credit will be sufficient to fund its operations and working capital requirements through the next twelve months.  The Company’s current operating plan includes opening four to seven additional new stores and replacing its current point-of-sale system during 2004.  In the event that the Company’s operating plan changes or proves inaccurate due to decreased revenues, unanticipated expenses, increased competition, unfavorable economic conditions or other unforeseen circumstances, the Company’s liquidity may be negatively impacted.  Accordingly, the Company would be required to adjust its expenditures in 2004 to conserve working capital or raise additional capital to fund operations.  There can be no assurance, however, that, should the Company require additional financing, such financing will be available on terms and conditions acceptable to the Company.

Previous Restatement of Financial Information and Balance Sheet Presentation of Series A-F Convertible Preferred Stock

The accompanying consolidated balance sheet as of December 28, 2002 and the statements of convertible preferred stock and stockholders’ equity (deficit) for the years ended December 28, 2002 and December 29, 2001 were restated on Form 10-KSB/A in August 2003 to present the Company’s Series A - F convertible preferred stock outside of permanent stockholders’ deficit as a result of the application of EITF Topic No. D-98, Classification and Measurement of Redeemable Securities.

The effect of this reclassification was to reduce previously reported total stockholders’ equity by the carrying values of the respective convertible preferred shares outstanding of $18,584,309, $20,092,667 and $22,965,666 as of December 28, 2002, December 29, 2001 and December 30, 2000 respectively.  The effect of this reclassification on the conversions of preferred stock in 2002 and 2001 within the statements of convertible preferred stock and stockholders’ deficit is to increase the amount of convertible preferred stock transferred to additional paid in capital by $1,507,700 in 2002 and $2,872,704 in 2001.  These reclassifications did not impact the Company’s results of operations or actual cash flows.

During the fourth quarter of 2003, the composition of the Company’s Board of Directors changed such that holders of the Company’s convertible preferred stock or the designates of its preferred stockholders no longer constitute a majority of the Board members.  Accordingly, the Company has presented its convertible preferred stock in equity in the accompanying balance sheet as of December 27, 2003, at its respective carrying values as the redemption is solely within the control of the Company.

2.  SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany transactions and balances.

Revenue Recognition

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.  The Company estimates returns based upon historical return rates and such amounts have not been significant.

Concentrations

The Company purchases its inventory from a diverse group of vendors and is not overly dependent upon any single source for its merchandise, often using more than one vendor for similar kinds of products.

Accounts receivable primarily represent amounts due from credit card companies and vendors for inventory rebates.  Management does not provide for doubtful accounts as such amounts have not been significant to date; the Company does not require collateral.

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

Cash and Cash Equivalents, Outstanding Checks and Restricted Cash

The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents.  Cash equivalents consist primarily of money market accounts and are carried at cost plus accrued interest, which approximates fair value.

The Company uses controlled disbursement banking arrangements as part of its cash management program.  Outstanding checks, which were included in accounts payable, totaled $989,816 at December 27, 2003 and $692,166 at December 28, 2002.  The Company had sufficient funds available to fund the outstanding checks when they were presented for payment.

Restricted cash represents money deposited in blocked accounts established for the benefit of and under the control of Wells Fargo Retail Finance II, LLC, the Company’s lender under its line of credit, and constitutes collateral for amounts outstanding under the Company’s line of credit.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments.  The fair value of borrowings under its line of credit approximates carrying value because the debt bears interest at a variable market rate.

Inventories

Inventories consist of party supplies and are valued at the lower of moving weighted-average cost or market.  Inventory has been reduced by an allowance for obsolete and excess inventory, which is based on management’s review of inventories on hand compared to estimated future sales.  The Company records vendor rebates, discounts and certain other adjustments to inventory, including freight costs, and these amounts are recognized in the income statement as the related goods are sold.

The Company also makes adjustments to reduce the value of its inventory for an allowance for obsolete and excess inventory, which is based on its review of inventories on hand compared to estimated future sales.

In 2003, the Company refined its methodology for accounting for vendor rebates, discounts and freight.  The Company also continued to refine its methodology for estimating an appropriate allowance for obsolete and excess inventory.  The net impact of these adjustments increased pre-tax income by $141,757, net income by $125,455 and had no impact on basic and diluted earnings per share.

Advertising

Advertising costs are expensed upon first showing.  Advertising costs amounted to $2,706,596, $2,705,330 and $2,504,791 for the years ended December 27, 2003, December 28, 2002 and December 29, 2001, respectively.

Deferred Rent

Certain operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreements using the straight-line method, and are included in other liabilities in the accompanying consolidated balance sheet.  Deferred rent was $406,209 at December 27, 2003 and $428,932 at December 28, 2002.

Net Income (Loss) per Share

Net income per basic share is computed by dividing net income by the weighted-average number of common shares outstanding, plus the common share equivalents of Series B-F preferred stock.  The common share equivalents of Series B-F are included in the calculation of net income per basic share in accordance with EITF Topic D-95, Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share, since the preferred stockholders are entitled to participate in dividends when and if declared by the Board of Directors.  For the periods with net losses, the Company excludes those common share equivalents since their impact would be anti-dilutive.

Net income per diluted share is computed by dividing net income by the weighted average number of common shares outstanding, plus the common share equivalents of Series A-F preferred stock, plus the common share equivalents of the “in the money” stock options and warrants as computed by the treasury method.  For the periods with net losses, the Company excludes those common share equivalents since their impact would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share available to common stockholders:

	2003	2002	2001
Net income (loss)	$750,957	$(684,569)	$(2,436,306)
Preferred stock beneficial conversion feature	—	(90,150)	—

Net income (loss) available to common stockholders	$750,957	$(774,719)	$(2,436,306)

Basic and diluted net income (loss) per share available to common stockholders	$0.02	$(0.05)	$(0.18)

Weighted-average shares outstanding:
Common shares	17,652,805	16,219,436	13,411,866
Common share equivalents of Series B-F convertible preferred stock	19,030,337	—	—
Basic weighted-average shares outstanding	36,683,142	16,219,436	13,411,866

Common share equivalents of Series A convertible preferred stock	1,000,000	—	—
Common share equivalents of “in the money” stock options	1,185,342	—	—
Common share equivalents of “in the money” warrants	—	—	—
Diluted weighted-average shares outstanding	38,868,484	16,219,436	13,411,866

The common share equivalents of "out of the money" stock options and warrants which were excluded from the computation of diluted net income per share available to common stockholders in 2003 were 2,157,980 and 13,563,212, respectively, because to do so would have been anti-dilutive.

Stock Option Compensation Expense

The Company accounts for its stock option compensation agreements with employees under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123.

The Company has computed the value of options using the Black-Scholes option pricing model prescribed by SFAS No. 123.  The weighted-average fair value of the options granted was $0.38 per share during 2003, $0.29 per share during 2002, and $0.16 per share during 2001, using the Black-Scholes option-pricing model with the following assumptions:  no dividend yield, volatility of 113% to 125% in 2003, 125% in 2002 and 125% in 2001, a risk-free interest rate of 2.13% to 3.51% in 2003, 4.86% to 5.95% in 2002, and 5.44% to 6.75% in 2001, and an expected life of five years from date of the grant.  Had compensation cost for the Company’s stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS 123, the Company’s net income (loss) and net income (loss) per share and net income (loss) available to common stockholders and net income (loss) per share available to common stockholders would have been the following pro forma amounts:

	2003	2002	2001
Net income (loss):
Reported	$750,957	$(684,569)	$(2,436,306)
Stock option compensation expense	(480,268)	(671,029)	(1,146,653)
Pro forma	$270,689	$(1,355,598)	$(3,582,959)

Basic and diluted net income (loss) per share:
Reported	$0.02	$(0.04)	$(0.18)
Pro forma	$0.01	$(0.08)	$(0.27)

Net income (loss) available to common stockholders:
Reported	$750,957	$(774,719)	$(2,436,306)
Stock option compensation expense	(480,268)	(671,029)	(1,146,653)
Pro forma	$270,689	$(1,445,748)	$(3,582,959)

Basic and diluted net income (loss) per share available to common stockholders:
Reported	$0.02	$(0.05)	$(0.18)
Pro forma	$0.01	$(0.09)	$(0.27)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and are depreciated on the straight-line method over the estimated useful lives of the assets.  Expenditures for maintenance and repairs are charged to operations as incurred.  A listing of the estimated useful life of the various categories of property and equipment is as follows:

Asset Classification	Estimated Useful Life
Computers, equipment, furniture and fixtures	3 years
Equipment under capital leases	Lesser of term of lease or 3 years
Leasehold improvements	Lesser of term of lease or 10 years

Accounting for the Impairment of Long-Lived Assets

The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in fiscal 2002, which requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell.  The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated results of operations.

New Accounting Pronouncements

In January 2003, the Emerging Issues Task Force (“EITF”) issued EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the statement of operations.  That presumption is overcome when the consideration is either a reimbursement of specific, incremental, identifiable costs incurred to sell the vendor’s products, or a payment for assets or services delivered to the vendor.  Since the Company treated all rebates as a reduction of the price of the vendor’s products, adoption of EITF Issue No. 02-16 in 2003 did not have a material impact on its results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51 (“FIN 46”).  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  However, in October 2003, the FASB deferred the effective date of FIN 46 to the end of the first interim or annual period ending after December 15, 2003 for those arrangements involving special purpose entities entered into prior to February 1, 2003.  All other arrangements within the scope of FIN 46 are subject to its provisions beginning in 2004.  The Company adopted FIN 46, as required, with no material impact to its consolidated financial position or results of operations.  The Company does not believe that the adoption of the remaining provisions of FIN 46 in 2004 will have a material impact on its financial position or results of operations.

Reclassifications

Certain reclassifications have been made to prior year’s amounts to conform to the current year presentation.

3.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	Dec 27, 2003	Dec 28, 2002
Computers, equipment, furniture and fixtures	$1,602,502	$1,548,483
Equipment under capital leases	289,737	731,795
Leasehold improvements	996,460	499,035

Property and equipment	2,888,699	2,779,313
Less accumulated depreciation	(1,194,559)	(1,650,416)

Property and equipment, net	$1,694,140	$1,128,897

4.  LEASES:

The Company conducts the majority of its operations in leased facilities with certain leased equipment accounted for as operating and capital leases.  Real estate leases generally provide for fixed minimum rentals, which typically increase periodically during the life of the lease, and, in some instances, contingent rentals based on a percentage of sales in excess of specified minimum sales levels, as well as occupancy costs, such as property taxes and common area maintenance.  The leases are typically for 10 years with options from the Company’s landlords to renew their leases for an additional 5 or 10 years.

The original cost of assets under capital leases at December 27, 2003 and December 28, 2002 was $289,737 and $731,795, respectively. The accumulated depreciation of assets under capital leases at December 27, 2003 and December 28, 2002 was $286,847 and $448,399, respectively.  The amortization related to those assets under capital lease is included in depreciation expense.

At December 27, 2003 the minimum rental commitments under all non-cancelable capital and operating leases with initial or remaining terms of more than one year were as follows:

Year	Capital	Operating
2004	$30,007	$6,097,551
2005	263	5,894,131
2006	—	5,315,048
2007	—	4,001,568
2008	—	2,645,829
Thereafter	—	9,380,416
Total future minimum lease payments	30,270	$33,334,543

Less amount representing interest	790

Present value of minimum lease payments	29,480
Less current portion of obligation under capital leases	29,220

Long-term obligation under capital leases	$260

The Company’s rental expense under operating leases amounted to $5,323,409 in 2003, $4,746,886 in 2002 and $4,336,976 in 2001.  Included in these amounts are contingent rentals totaling $37,948 in 2003, $24,941 in 2002 and $19,083 in 2001.

5.  ACCRUED EXPENSES:

The only accrued expense which exceeds 5% of the respective totals on the balance sheets at December 27, 2003 and December 28, 2002 was accrued payroll and benefits of $461,204 at December 27, 2003.

6.  INCOME TAXES:

A reconciliation of the effective rate with the federal statutory rate is as follows:

	2003	2002	2001
Federal statutory rate	34.00%	-34.00%	-34.00%
State income taxes, net of federal benefit	8.10%	-6.00%	-6.00%
Permanent differences	2.90%	10.00%	0.00%
Change in valuation allowance	-33.50%	30.00%	40.00%
Effective tax rate	11.50%	0.00%	0.00%

Deferred tax assets consist of the following:

	2003	2002
Net operating loss carryforwards	$9,436,000	$9,826,000
Inventory reserves	557,000	548,000
Deferred rent	162,000	171,000
Excess book over tax depreciation and amortization	156,000	173,000
Accrued vacation	90,000	81,000
Other	40,000	99,000
	10,441,000	10,898,000
Less valuation allowance	(10,441,000)	(10,898,000)
Net deferred tax asset	$—	$—

The Company has recorded a valuation allowance against its deferred tax assets because of the uncertainty regarding the realizability of these assets against future taxable income.

The Company used approximately $997,000 and $371,000 of net operating loss carryforwards in 2003 and 2002, respectively.

As of December 27, 2003, the Company has estimated net operating loss carryforwards of approximately $23.7 million, which begin to expire in 2018.  In accordance with Section 382 of the Internal Revenue Code, the use of some of these carryforwards will be subject to annual limitations based upon ownership changes of the Company’s stock which may have occurred.

The Company made cash payments for state income taxes of $77,279 in 2003 and $16,500 in 2002.  The Company made no cash payments for federal income taxes during these three years.

7.  CONTRACTUAL ARRANGEMENTS:

License Arrangement

On July 8, 1999, the Company entered into a product fulfillment agreement with Taymark, a direct marketer of party supplies, to utilize the direct marketer’s inventory and fulfillment services to deliver merchandise ordered on the Company’s website, or directly through a toll-free telephone number, to consumers.

On July 8, 2003 the Company signed a new agreement with Taymark to license the iParty.com name to Taymark, which now operates the website at www.iparty.com.  In return, Taymark pays the Company a 15% royalty on all net sales realized through its operation of www.iparty.com.  The term of this agreement is for a period of two (2) years, unless sooner terminated.  If this agreement is not terminated, it shall be automatically renewed for successive one year periods.

Earn-out agreement

The Company purchased from The Big Party, Debtor and Debtor-in-Possession (the “sellers”) in 2000 inventory, fixed assets and the leases of 33 retail stores in consideration of cash and assumption of certain liabilities.  In addition, the Company agreed to pay the sellers, no later than March 31, 2004, an amount equivalent to the greater of $250,000, or a percentage of the aggregate operating results of the 33 acquired locations.  In connection with the Company’s purchase accounting in 2000, the Company accrued the guaranteed amount of $250,000, which based on actual results is the minimum and final amount due as of December 27, 2003.

8.  RELATED PARTY TRANSACTIONS:

On August 26, 1999 the Company granted its Chief Executive Officer options to purchase an aggregate of 434,730 shares of the Company’s common stock pursuant to the Company’s stock option plan with an exercise price of $2.00, which was below the then-current market price of $3.38.  As of December 29, 2001 all such options had vested.  These options were fully expensed as of December 29, 2001.  The Company charged $273,971 related to this stock option grant to stock option compensation expense in 2001, the final year of vesting.

9.  LINE OF CREDIT:

At December 27, 2003 the Company had a line of credit (“the line”) with Wells Fargo Retail Finance II, LLC.  The line had a maturity date of July 31, 2004 and a minimum interest rate of 6.5%.  The line allowed for borrowings equal to the lesser of $7,500,000 or the borrowing base, as defined.  Inventory and other assets secured the line.  The Company was required to maintain a minimum availability under the line in the amount of $300,000.  At December 27, 2003, the Company was in compliance with this financial covenant.  The line of credit generally prohibits the payment of any dividends or other distributions to any of the Company’s classes of capital stock.

The amounts outstanding under the line of credit as of December 27, 2003 and December 28, 2002 were $3,760,671 and $3,476,738, respectively.  The outstanding balances under the line are classified as current liabilities in the accompanying consolidated balance sheets since the Company is required to apply daily lock box receipts to reduce the amount outstanding.  At December 27, 2003, the Company had approximately $2,117,000 of excess availability under the line of credit.

On January 2, 2004 the Company amended its existing line of credit.  The amendment extended the maturity date of the line to January 2, 2007, eliminated the minimum interest rate of 6.5%, established a new interest rate at the bank’s base rate plus 50 basis points and added the option to increase the line in increments of $2,500,000 beyond the previous limit of $7,500,000, to a limit of $12,500,000, upon 15 days written notice, as long as the Company is in compliance of all debt covenants and the provisions of the loan agreement.  Inventory and accounts receivable secure the Company’s line of credit.

The amended agreement includes a financial covenant requiring the Company to maintain a minimum availability under the line of credit of 5% of the credit limit, which at the current limit of $7,500,000, is $375,000.  If the Company adjusts the credit limit in the future, the minimum availability would be 5% of the adjusted credit limit.  The amended agreement also has a covenant that requires the Company to limit its capital expenditures to within 110% of those amounts included in its business plan, which may be updated from time to time.

The Company made cash payments for interest of $217,268 in 2003, $285,515 in 2002 and $392,351 in 2001.

10.  PREFERRED STOCK:

The following table summarizes the changes in the number of shares of convertible preferred stock during the past two years.

	Shares Issued and Outstanding as of 12/27/03	Conversions to Common Stock	Shares Historically Reported as Issued and Outstanding as of 12/28/02	Conversions to Common Stock	Adjustments	Shares Historically Reported as Issued and Outstanding as of 12/29/01
Series A convertible preferred stock	1,000,000	—	1,000,000	—	—	1,000,000
Series B convertible preferred stock	611,080	(73,719)	684,799	(119,786)	(313,974)	1,118,559
Series C convertible preferred stock	100,000	—	100,000	—	(45,198)	145,198
Series D convertible preferred stock	250,000	—	250,000	—	(112,996)	362,996
Series E convertible preferred stock	389,439	(77,228)	466,667	(66,666)	—	533,333
Series F convertible preferred stock	114,286	—	114,286	—	—	114,286
Total	2,464,805	(150,947)	2,615,752	(186,452)	(472,168)	3,274,372

The table above includes adjustments in 2002 to correct an inappropriate application of anti-dilution provisions for certain classes of its convertible preferred stock.

On October 31, 2002, the Company concluded it had incorrectly applied the anti-dilution provisions of its Series B, C and D convertible preferred stock (the “Affected Preferred Stock”) in conjunction with dilutive financings in August and September 2000.  The Company determined that it inadvertently issued additional shares of Affected Preferred Stock, instead of adjusting the Affected Preferred Stock’s conversion ratios.  The Company also miscalculated the number of common shares issuable upon conversion of the Affected Preferred Stock.  As a result of the above transactions, the anti-dilution provisions of the Company’s Series E and Series F convertible preferred stock were also triggered, increasing the number of shares issuable upon conversion of the Company’s Series E and Series F convertible preferred stock.

See Note 16 for additional information on this subject.

Series A Convertible Preferred Stock

The shares of Series A convertible preferred stock are immediately convertible into 1,000,000 shares of common stock on a 1.00 to 1.00 ratio at December 27, 2003, and carry an aggregate liquidation value of $1,000,000 ($1.00 per common share issuable upon conversion) at December 27, 2003.  Holders of Series A convertible preferred stock have a liquidation preference senior to the Company’s common stockholders, and are pari passu with the Company’s Series B, C, D, E and F convertible preferred stock.  Holders of Series A convertible preferred stock are not entitled to any dividends.

Until their shares of the Series A convertible preferred stock are converted into shares of common stock, holders of Series A convertible preferred stock are not entitled to vote on matters submitted to a vote of the Company’s stockholders, except to the extent otherwise expressly provided by the General Corporation Law of Delaware. On January 13, 2004, all shares of Series A convertible preferred stock were converted into common stock.

Series B Convertible Preferred Stock

The shares of Series B convertible preferred stock are immediately convertible into 7,864,678 shares of common stock on a 1.000 to 12.870 ratio at December 27, 2003, and carry an aggregate liquidation value of $12,221,600 ($1.55 per common share issuable upon conversion) at December 27, 2003.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Certificate of Incorporation as amended at a price below the conversion price.  The Series B convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the Company consummates a secondary public offering resulting in gross proceeds to the Company of at least $10,000,000.

In the event of liquidation, the holders of Series B convertible preferred stock have preference to holders of the Company’s common stock, and are pari passu with the Company’s Series A, C, D, E and F convertible preferred stock.

Holders of Series B convertible preferred stock are entitled to 12 votes per share (i.e., one vote for each whole number of shares of common stock into which each such share is presently convertible) on all matters submitted to a vote of the Company’s stockholders and are entitled to participate in dividends when and if declared by the Board of Directors.

Series C Convertible Preferred Stock

The shares of Series C convertible preferred stock are immediately convertible into 1,310,600 shares of common stock on a 1.000 to 13.106 ratio at December 27, 2003, and carry an aggregate liquidation value of $2,000,000 ($1.53 per common share issuable upon conversion) at December 27, 2003.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Preferred Stock Charter at a price below the conversion price.  The Series C convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the Company consummates a secondary public offering resulting in gross proceeds to the Company of at least $10,000,000.

In the event of liquidation, the holders of Series C convertible preferred stock have preference to holders of the Company’s common stock, and are pari passu with the Company’s Series A, B, D, E and F convertible preferred stock.

Holders of Series C convertible preferred stock are entitled to 13 votes per share (i.e., one vote for each whole number of shares of common stock into which each such share is presently convertible) on all matters submitted to a vote of the Company’s stockholders and are entitled to participate in dividends when and if declared by the Board of Directors.

Series D Convertible Preferred Stock

The shares of Series D convertible preferred stock are immediately convertible into 3,513,750 shares of common stock on a 1.000 to 14.055 ratio at December 27, 2003, and carry an aggregate liquidation value of $5,000,000 ($1.42 per common share issuable upon conversion) at December 27, 2003.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Preferred Stock Charter at a price below the conversion price.  The Series D convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the Company consummates a secondary public offering resulting in gross proceeds to the Company of at least $10,000,000.

In the event of liquidation, the holders of Series D convertible preferred stock have preference to holders of the Company’s common stock, and are pari passu with the Company’s Series A, B, C, E and F convertible preferred stock.

Holders of Series D convertible preferred stock are entitled to 14 votes per share (i.e., one vote for each whole number of shares of common stock into which each such share is presently convertible) on all matters submitted to a vote of the Company’s stockholders and are entitled to participate in dividends when and if declared by the Board of Directors.

Series E Convertible Preferred Stock

The shares of Series E convertible preferred stock are immediately convertible into 4,034,193 shares of common stock on a 1.000 to 10.359 ratio at December 27, 2003, and carry an aggregate liquidation value of $1,460,396 ($0.36 per common share issuable upon conversion) at December 27, 2003.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Preferred Stock Charter at a price below the conversion price.  The Series E convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the average closing bid price of the common stock equals or exceeds $10.00 per share for 20 days within any 30-day period.

In the event of liquidation, the holders of Series E convertible preferred stock have preference to holders of the Company’s common stock, and are pari passu with the Company’s Series A, B, C, D and F convertible preferred stock.

Holders of Series E convertible preferred stock are entitled to 10 votes per share (i.e., one vote for each whole number of shares of common stock into which each such share is presently convertible) on all matters submitted to a vote of the Company’s stockholders and are entitled to participate in dividends when and if declared by the Board of Directors.

Series F Convertible Preferred Stock

The shares of Series F convertible preferred stock are immediately convertible into 1,184,803 shares of common stock on a 1.000 to 10.367 ratio at December 27, 2003, and carry an aggregate liquidation value of $500,000 ($0.42 per common share issuable upon conversion) at December 27, 2003.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Preferred Stock Charter at a price below the conversion price.  The Series F convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the average closing bid price of the common stock equals or exceeds $10.00 per share for 20 days within any 30-day period.

In the event of liquidation, the holders of Series F convertible preferred stock have preference to holders of the Company’s common stock, and are pari passu with the Company’s Series A, B, C, D and E convertible preferred stock.

Holders of Series F preferred stock are entitled to 10 votes per share (i.e., one vote for each whole number of shares of common stock into which each such share is presently convertible) on all matters submitted to a vote of the Company’s stockholders and are entitled to participate in dividends when and if declared by the Board of Directors.

Accretion of Dividends in the Event of Liquidation

The carrying values of Series A-F convertible preferred stock have been determined based on their fair market values at the original dates of issuance.  In certain cases, warrants were issued, which the Company allocated value to and included in additional paid in capital.  Should such a liquidation event occur, the difference between the carrying value of the convertible preferred stock and their liquidation value will be accreted.  This amount was $4,984,230 on December 27, 2003.

11.  WARRANTS:

At December 27, 2003, there were several warrants outstanding for shares of the Company’s common stock.  These warrants were issued in connection with certain preferred stock financings and certain licensing and marketing arrangements.  Substantially all of the warrant agreements contain certain anti-dilution provisions, which protect the warrant holders against dilution upon the occurrence of certain events, including the sale of common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock, as defined in the warrant agreement for less than fair market value or less than the exercise price of the previously issued warrants.  If such an event occurs, this can result in additional shares being available to the warrant holder and a reduction in the exercise price for each share.

The following table summarizes the Company’s outstanding warrants, including the impact of anti-dilution events which occurred in previous years, at December 27, 2003:

Number of Warrants	Total Common Shares Issuable	Exercise Price per Common Share Issuable			Expiration Date
528,210	528,210	$2.63	-	$5.13	04/16/09	-	08/15/09
5,224,760	8,359,616			1.25			08/26/05
500,000	800,000			1.25			08/26/05
929,929	1,487,886			1.25			08/26/05
1,250,000	1,837,500			1.36			08/26/05
550,000	550,000			2.88			12/21/04
8,982,899	13,563,212			$1.43

Commencing one year from the issue date, the Company may, at its option, on a 30-day notice, redeem certain common stock warrants at a price of $0.05 per warrant if the average closing bid price of the common stock equals or exceeds $8.00 per share for 20 days within any 30-day period.

12.  STOCK OPTION PLAN:

Under the Company’s Amended and Restated 1998 Incentive and Nonqualified Stock Option Plan (the “1998 Plan”) options to acquire 11,000,000 shares of common stock may be granted to officers, directors, key employees and consultants.  The exercise price for qualified incentive options cannot be less than the fair market value of the stock on the grant date and the exercise price of nonqualified options can be fixed by the Board.  Qualified incentive options to purchase the Company’s common stock under the 1998 Plan have been granted to employees, directors and consultants of the Company at fair market value at the date of grant.  Generally, the options become exercisable over periods up to four years, and expire ten years from the date of grant.

A summary of the Company’s stock options is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Price Range
Outstanding - December 30, 2000	4,646,177	$1.99	$0.10		$5.38
Granted	4,076,597	0.25	0.10	-	0.48
Expired/Forfeited	(1,199,810)	1.84	0.10	-	5.25

Outstanding - December 29, 2001	7,522,964	1.07	0.10	-	5.38
Granted	863,457	0.33	0.21	-	0.67
Expired/Forfeited	(133,862)	0.31	0.10	-	0.50
Exercised	(9,375)	0.50	0.50		0.50

Outstanding - December 28, 2002	8,243,184	1.01	0.11	-	5.38
Granted	455,555	0.45	0.15	-	1.06
Expired/Forfeited	(170,021)	0.29	0.15	-	0.44
Exercised	(11,000)	0.16	0.16		0.16

Outstanding - December 27, 2003	8,517,718	0.99	0.11	-	5.38

Exercisable - December 27, 2003	6,855,612	$1.16	0.11	-	5.38

Available for grant - December 27, 2003	2,126,907

The following table summarizes information for options outstanding and exercisable at December 27, 2003:

Price Range			Outstanding			Exercisable
			Number of Stock Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
$0.11	-	$0.20	268,800	7.8	$0.18	131,949	$0.17
0.21	-	0.30	3,842,232	7.3	0.25	2,765,771	0.25
0.31	-	0.50	1,131,679	8.1	0.35	835,336	0.35
0.51	-	1.00	1,217,027	6.2	0.71	1,083,826	0.71
1.01	-	3.50	1,063,980	5.2	2.23	1,044,730	2.25
3.51	-	5.38	994,000	5.3	3.82	994,000	3.82
Total			8,517,718	6.8	$0.99	6,855,612	$1.16

The Company has reserved 40,988,954 shares of common stock for issuance in connection with the conversion of convertible preferred stock and the exercise of warrants and stock options.

13.  STOCKHOLDER RIGHTS PLAN:

The Company has a Stockholder Rights Plan (the “Plan”) effective November 9, 2001.  Under the Plan each share of the Company’s capital stock outstanding at the close of business on November 9, 2001 and each share of the Company’s capital stock issued subsequent to that date has a right associated with it, such that each share of its common stock is entitled to one right and each share of its preferred stock is entitled to such number of rights equal to the number of common shares into which it is convertible.

The rights are exercisable only in the event, with certain exceptions, an acquiring party accumulates 10 percent or more of the Company’s voting stock, or if a party announces an offer to acquire 15 percent or more of the Company’s voting stock.  The rights expire on November 9, 2011.

When exercisable, each right entitles the holder to purchase from the Company, one one-hundredth of a share of a new series of Series G junior preferred stock at an initial purchase price of $2.00.  In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either iParty Corp. stock or shares in an “acquiring entity” at half of market value.  The Company generally will be entitled to redeem the rights at $0.001 per right at any time until the date on which a 10 percent position in its voting stock is acquired by any person or group.  Until a right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or receive dividends.

14.  PROFIT SHARING 401(k) PLAN:

The iParty 401(k) Plan is a qualified profit sharing plan covering substantially all of its employees.  Contributions to this plan are at the discretion of the Board of Directors.  The Company’s expense, including matching contributions and any discretionary amounts was $95,405 in 2003, $88,532 in 2002 and $43,893 in 2001.

15.  SEGMENT REPORTING:

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders.

In the past the Company had determined that its reportable segments consisted of a retail stores operation and an Internet operation.  In 2003, with the transition of the Internet operation to a license arrangement and the insignificance of the revenues prior to the transition (less than 2%) and results of operations (less than 5%) to the overall business, the Company no longer reports Internet operating segment information.

16.  SPECIAL CHARGE:

On October 31, 2002, the Company concluded it had incorrectly applied the anti-dilution provisions of its Series B, C and D convertible preferred stock (the “Affected Preferred Stock”) in conjunction with dilutive financings in August and September 2000.

The Company determined that it inadvertently issued additional shares of Affected Preferred Stock, instead of adjusting the Affected Preferred Stock’s conversion ratios.  The Company also miscalculated the number of common shares issuable upon conversion of the Affected Preferred Stock.

The Company also reviewed the anti-dilution provisions of certain of its warrants to purchase common stock that were issued in conjunction with the Affected Preferred Stock (the “Affected Warrants”), and has determined that it mistakenly issued additional warrant certificates, instead of adjusting the Affected Warrants’ conversion ratios.  The warrant calculations also mistakenly omitted the dilutive effect of a warrant issued by the Company in December 1999.

The Company has performed the calculations to compute the correct number of shares of Affected Preferred Stock and Affected Warrants that should be issued and outstanding as of December 28, 2002, along with the appropriate conversion ratios in effect at December 28, 2002.  The Company has notified each holder of Affected Preferred Stock as of December 2, 2002.  The Company has also instructed its transfer agent to apply any Affected Stock conversions using the corrected ratios and prices.  The Company has presented its balance sheet, earnings per share and all footnotes information for 2002, in accordance with the corrected information.  The accounting implications of this situation are as follows:

•                  Beginning in September 2000, the Company believed and treated holders of Affected Preferred Stock as if they were entitled to approximately 2.3 million more common shares upon conversion of their Affected Preferred Stock than they were in fact entitled to.  Of this overstated amount, since October 2000, 590,327 common shares have been issued upon conversions of shares of Affected Preferred Stock and sold in the public market (the “Overissued Shares”).  On October 31, 2002, the Company’s Board of Directors ratified the issuance of the Overissued Shares.

•                  Beginning in September 2000, the Company believed and treated holders of Affected Warrants as if they were entitled to 116,291 fewer common shares upon exercise of their Affected Warrants than they were in fact entitled to.  None of the Affected Warrants have been exercised as of March 22, 2004.

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

The Company recorded a special charge for the year ended December 28, 2002 in the amount of $396,465, which included a non-cash charge of $171,465 for the recognition of the Overissued Shares, and $225,000 of professional fees incurred through December 28, 2002.

The Company also recorded a beneficial conversion dividend in the amount of $90,150 in the fourth quarter of 2002, which reflects the impact of anti-dilution adjustments to the conversion ratios of the Series E and F convertible preferred stock.

17.  QUARTERLY FINANCIAL DATA (UNAUDITED):

QUARTERLY FINANCIAL DATA

	Mar 27, 2003	Jun 28, 2003	Sep 27, 2003	Dec 27, 2003
Revenues	$10,287,577	$13,805,555	$11,878,460	$20,725,654
Cost of products sold (1)(2)	6,241,696	7,849,863	7,060,170	10,606,896
Operating income (loss)	(1,112,847)	407,938	(970,273)	2,731,439
Net income (loss)	(1,164,266)	351,777	(1,034,727)	2,598,173

Net income (loss) per share
Basic	$(0.07)	$0.01	$(0.06)	$0.07
Diluted	$(0.07)	$0.01	$(0.06)	$0.06

Weighted-average shares outstanding:
Basic	16,999,935	36,678,915	17,687,448	36,688,228
Diluted	16,999,935	37,747,608	17,687,448	41,091,732

	Mar 28, 2002	Jun 29, 2002	Sep 28, 2002	Dec 28, 2002
Revenues	$10,586,041	$13,084,475	$10,901,242	$17,606,165
Cost of products sold (1)	6,646,619	7,674,326	6,635,891	9,463,639
Operating income (loss)	(846,020)	323,627	(1,130,862)	1,240,539
Net income (loss)	(942,938)	271,938	(1,205,604)	1,192,035

Basic and diluted net income (loss) per share	$(0.06)	$0.01	$(0.07)	$0.03

Weighted-average shares outstanding:
Basic	15,583,346	43,001,847	16,432,187	37,852,593
Diluted	15,583,346	44,977,981	16,432,187	38,890,193

(1)  Cost of products sold consists of the cost of merchandise sold to customers and the occupancy costs for stores.

(2)  The adjustment in the fourth quarter of 2003 included a reduction of $145,983 to the cost of products sold during the previous three quarters due to the completion of physical inventories, for which shortage had been estimated during the year.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation of WSI Acquisition Corp. and Certificate of Merger by iParty Corp. into WSI Acquisition Corp.(1)
3.2	Certificate of Designation of Series A Preferred Stock of WSI Acquisitions, Corp.(1)
3.3	Certificate of Designation of Series B Preferred Stock of iParty Corp.(2)
3.4	Certificate of Designation of Series C Preferred Stock of iParty Corp.(2)
3.5	Certificate of Designation of Series D Preferred Stock of iParty Corp.(4)
3.6	Certificate of Designation of Series E Preferred Stock of iParty Corp.(5)
3.7	Certificate of Correction to Certificate of Designation of Series E Preferred Stock of iParty Corp.(12)
3.8	Certificate of Designation of Series F Preferred Stock of iParty Corp.(6)
3.9	Certificate of Designation of Series G Junior Preferred Stock of iParty Corp.(11)
3.10	By-Laws of WSI Acquisition Corp., as amended.(1)
4.1	Warrant Agreement between iParty Corp., Continental Stock Transfer & Trust Company and Commonwealth Associates, LP.(2)
4.2	Warrant Agreement between iParty Corp., Continental Stock Transfer & Trust Company and Commonwealth Associates, LP.(2)
4.3	Taymark Warrant Certificate.(10)
4.4	Margaritaville Holdings LLC Warrant Certificate.(10)
10.1	Agreement and Plan of Merger between iParty Corp. and WSI Acquisitions Corp.(1)
10.2	1998 Incentive and Non-Qualified Stock Option Plan.(1)
10.3	Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan.(12)
10.4	First Employment Agreement of Patrick Farrell.(3)
10.5	Amended and Restated First Employment Agreement of Patrick Farrell.(3)
10.6	Second Employment Agreement of Patrick Farrell.(8)
10.7	First Employment Agreement of Sal Perisano.(3)
10.8	Second Employment Agreement of Sal Perisano.(8)
10.9	First Employment Agreement of Dorice Dionne.(3)
10.10	Second Employment Agreement of Dorice Dionne.(8)
10.11	Fulfillment Agreement between iParty Corp. and Taymark.(3)
10.12	Extension to Fulfillment Agreement between iParty Corp. and Taymark.(12)
10.13	Consulting Agreement between iParty Corp. and Stuart Moldaw.(2)
10.14	Rights Agreement between iParty Corp. and Continental Stock Transfer & Trust, as Rights Agent. (7)
10.15	Loan and Security Agreement between iParty Retail Stores Corp. and Paragon Capital LLC.(12)
10.16	First Amendment to Loan and Security Agreement by and among iParty Corp., iParty Retail Stores Corp. and Wells Fargo Retail Finance, LLC.(9)
10.17	Asset Purchase Agreement by and among iParty Retail Stores Corp. and The Big Party Corporation.(5)
10.18	Amendment No. 1 to Asset Purchase Agreement by and among iParty Retail Stores Corp. and The Big Party Corporation.(5)
10.19	Amendment No. 2 to Asset Purchase Agreement by and among iParty Retail Stores Corp. and The Big Party Corporation.(5)
10.20	Stock Purchase Agreement by and among iParty Corp., Ajmal Khan and Robert Lessin.(5)
10.21	Stock Purchase Agreement between iParty Corp. and Patriot Capital Ltd.(6)
10.22	Agreement between iParty Corp. and Margaritaville Holdings LLC.(10)
10.23	StarGreetings License Agreement.(1)
10.24	Funding Agreement among iParty Corp., Robert Lessin and Ajmal Khan.(3)
10.25	Lease between E & D Realty Trust, Lessor, and The Big Party, Inc., Lessee, for a Portion of the Premises at 1455-1457 VFW Parkway, West Roxbury, MA, Including First and Second Amendments thereto.(12)
10.26	Trademark Security Agreement between iParty Retail Stores Corp. and Paragon Capital LLC.(12)
10.27	Trademark Security Agreement between iParty Corp. and Wells Fargo Retail Finance, LLC.(12)
10.28	Web Site License Agreement between iParty Corp. and Taymark, Inc.(13)
10.29	Second Amendment to Loan and Security Agreement by and among iParty Corp., iParty Retail Stores Corp. and Wells Fargo Retail Finance II, LLC.(14)

21.1	**	Subsidiaries of Registrant.
23.1	**	Consent of Ernst & Young LLP, Independent Auditors.
23.2		Explanation Concerning Absence of Current Written Consent of Arthur Andersen LLP.(12)
31.1	**	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.
31.2	**	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

**	Filed herewith.
(1)

Filed as an exhibit to iParty’s Registration Statement on Form 10-SB, Registration No. 0-25507, as filed with the Securities and Exchange Commission on March 8, 1999 and incorporated herein by reference.

(2)

Filed as an exhibit to Amendment No. 2 to iParty’s Registration Statement on Form 10-SB, Registration No. 0-25507, as filed with the Securities and Exchange Commission on October 19, 1999 and incorporated herein by reference.

(3)

Filed as an exhibit to Amendment No. 1 to iParty’s Registration Statement on Form 10-SB, Registration No. 0-25507, as filed with the Securities and Exchange Commission on July 12, 1999 and incorporated herein by reference.

(4)

Filed as an exhibit to iParty’s Annual Report on Form 10-KSB for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on April 14, 2000 and incorporated herein by reference.

(5)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 30, 2000 and incorporated herein by reference.
(6)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 15, 2000 and incorporated herein by reference.
(7)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 16, 2001 and incorporated herein by reference.
(8)

Filed as an exhibit to iParty’s Annual Report on Form 10-KSB for the year ended December 29, 2001, as filed with the Securities and Exchange Commission on March 27, 2002 and incorporated herein by reference.

(9)

Filed as an exhibit to iParty’s Quarterly Report on Form 10-QSB for the quarterly period ended June 29, 2002, as filed with the Securities and Exchange Commission on August 13, 2002 and incorporated herein by reference.

(10)

Filed as an exhibit to iParty’s Registration Statement on Form SB-2, Registration No. 333-40568, as filed with the Securities and Exchange Commission on June 30, 2000 and incorporated herein by reference.

(11)	Included as an exhibit (Exhibit C) to Exhibit 99.2 to iParty’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 16, 2001 and incorporated herein by reference.
(12)

Filed as an exhibit to iParty’s Annual Report on Form 10-KSB for the year ended December 28, 2002, filed with the Securities and Exchange Commission on March 28, 2003 and incorporated herein by reference.

(13)	Filed as an exhibit to iParty’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 2003 and incorporated herein by reference.
(14)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 29, 2004 and incorporated herein by reference.