Form 10-Q
period 2004-03-27
IPARTY CORP
filed 2004-05-10
CIK 1078383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 27, 2004

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

As of May 3, 2004, there were 21,014,910 shares of iParty Corp.’s common stock outstanding.

iParty Corp.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

iPARTY CORP.
CONSOLIDATED BALANCE SHEETS

	Mar 27, 2004	Dec 27, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,547,248	$2,442,471
Restricted cash	393,039	533,284
Accounts receivable	435,470	487,934
Inventory, net	9,733,049	9,423,463
Prepaid expenses and other assets	1,037,332	483,925
Total current assets	13,146,138	13,371,077
Property and equipment, net	2,052,261	1,694,140
Other assets	131,633	86,763
Total assets	$15,330,032	$15,151,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,550,060	$3,095,848
Accrued expenses	1,769,207	2,306,902
Current portion of capital lease obligations	2,480	29,220
Borrowings under line of credit	3,921,778	3,760,671
Total current liabilities	10,243,525	9,192,641

Long-term liabilities:
Capital lease obligations, net of current portion	—	260
Other liabilities	412,702	406,209
Total long-term liabilities	412,702	406,469

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock - $.001 par value; 10,000,000 shares authorized,
Series A convertible preferred stock - 1,000,000 shares authorized; 0 and 1,000,000 shares issued and outstanding in 2004 and 2003, respectively	—	1,000,000
Series B convertible preferred stock - 1,150,000 shares authorized; 552,656 and 611,080 shares issued and outstanding in 2004 and 2003, respectively (aggregate liquidation value of $11,078,120 at March 27, 2004)	8,223,521	9,092,870
Series C convertible preferred stock - 100,000 shares authorized, issued and outstanding (aggregate liquidation value of $2,000,000 at March 27, 2004)	1,492,000	1,492,000
Series D convertible preferred stock - 250,000 shares authorized, issued and outstanding (aggregate liquidation value of $5,000,000 at March 27, 2004)	3,652,500	3,652,500
Series E convertible preferred stock - 533,333 shares authorized; 366,667 and 389,439 shares issued and outstanding in 2004 and 2003, respectively (aggregate liquidation value of $1,375,000 at March 27, 2004)	1,375,000	1,460,396
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding (aggregate liquidation value of $500,000 at March 27, 2004)	500,000	500,000
Total convertible preferred stock	15,243,021	17,197,766

Common stock - $.001 par value; 150,000,000 shares authorized; 20,775,581 and 18,780,204 shares issued and outstanding in 2004 and 2003, respectively	20,776	18,780

Additional paid-in capital	49,510,626	47,554,621
Accumulated deficit	(60,100,618)	(59,218,297)
Total stockholders’ equity	4,673,805	5,552,870

Total liabilities and stockholders’ equity	$15,330,032	$15,151,980

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	Mar 27, 2004	Mar 29, 2003
Revenues	$12,036,066	$10,287,577
Operating costs:
Cost of products sold	7,017,645	6,241,696
Marketing and sales	4,298,590	3,860,425
General and administrative	1,574,906	1,297,496

Operating loss	(855,075)	(1,112,040)

Interest income	180	579
Interest expense	(27,426)	(52,805)

Loss before income taxes	(882,321)	(1,164,266)

Income taxes	—	—

Net loss	$(882,321)	$(1,164,266)

Basic and diluted net loss per share	$(0.04)	$(0.07)

Weighted-average shares outstanding:
Basic and diluted	20,227,671	16,999,935

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	Mar 27, 2004	Mar 29, 2003
Operating activities:

Net loss	$(882,321)	$(1,164,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98,326	124,889
Deferred rent	6,493	(4,248)
Changes in operating assets and liabilities:
Accounts receivable	52,464	150,311
Inventory	(309,586)	(581,214)
Prepaid expenses and other assets	(553,408)	3,121
Accounts payable	1,454,212	618,880
Accrued expenses and other liabilities	(537,695)	(276,506)
Net cash used in operating activities	(671,515)	(1,129,033)

Investing activities:

Purchase of property and equipment	(456,447)	(102,447)
Net cash used in investing activities	(456,447)	(102,447)

Financing activities:

Net borrowings under line of credit	161,107	363,509
Decrease in restricted cash	140,245	63,808
Principal payments on capital lease obligations	(27,000)	(58,256)
Deferred financing costs	(44,869)	13,073
Proceeds from exercise of stock options	3,256	—
Net cash provided by financing activities	232,739	382,134

Net decrease in cash and cash equivalents	(895,223)	(849,346)

Cash and cash equivalents, beginning of period	2,442,471	2,326,343

Cash and cash equivalents, end of period	$1,547,248	$1,476,997

Supplemental disclosure of non-cash financing activities:

Conversion of Series A convertible preferred stock to common stock	$1,000,000	$—
Conversion of Series B convertible preferred stock to common stock	869,349	25,311
Conversion of Series E convertible preferred stock to common stock	85,396	—
Total conversion of convertible preferred stock to common stock	$1,954,745	$25,311

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 27, 2004

(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

The interim consolidated financial statements as of March 27, 2004 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles.  The consolidated balance sheet at December 27, 2003 has been derived from the audited consolidated financial statements at that date.  Operating results for the three months ended March 27, 2004 and March 29, 2003 may not be indicative of the results for the entire year due, in part, to the seasonality of the Company’s business.  Historically, higher revenues and operating income have been experienced in the second and fourth fiscal quarters.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2003.

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

The Company uses controlled disbursement banking arrangements as part of its cash management program.  Outstanding checks, which were included in accounts payable, totaled $1,606,558 at March 27, 2004 and $989,816 at December 27, 2003.  The Company had sufficient funds available to fund the outstanding checks when they were presented for payment.

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

Net Loss per Share

Net loss per basic share is computed by dividing net loss by the weighted-average number of common shares outstanding.  For periods with net income, net income per basic share is computed by dividing net income by the weighted-average number of common shares outstanding plus the common share equivalents of all outstanding Series B, C, D, E and F convertible preferred stock.  The common share equivalents of Series B, C, D, E and F convertible preferred stock are included in the calculation of net income per basic share in accordance with EITF Topic D-95, Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share, since these convertible preferred stockholders are entitled to participate in dividends when and if declared by the Board of Directors.  For the periods with net losses, the Company excludes those common share equivalents since their impact would be anti-dilutive.

Net loss per diluted share is computed by dividing net loss by the weighted-average number of common shares outstanding.  For periods with net income, net income per diluted share is computed by dividing net income by the weighted average number of common shares outstanding, plus the common share equivalents of all outstanding Series A, B, C, D, E and F convertible preferred stock, plus the common share equivalents of the “in the money” stock options and warrants as computed by the treasury method.  For the periods with net losses, the Company excludes those common share equivalents since their impact would be anti-dilutive.

On January 13, 2004, all 1,000,000 shares of Series A convertible stock were converted into 1,000,000 shares of common stock.  As of March 27, 2004, there were 38,909,337 potential additional common share equivalents outstanding, which were not included in the above calculation because their effect would be anti-dilutive.  These include 16,920,222 shares upon the conversion of immediately convertible preferred stock, 13,563,212 shares upon the exercise of warrants with a weighted-average exercise price of $1.43 and 8,425,903 shares upon the exercise of stock options with a weighted-average exercise price of $0.97.

Stock Option Compensation Expense

The Company accounts for its stock option compensation agreements with employees under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation.

The Company has computed the value of options using the Black-Scholes option pricing model prescribed by SFAS No. 123.  The weighted-average fair value of the options granted was $0.82 per share during the first quarter of fiscal 2004 and $0.17 per share during the first quarter of fiscal 2003, using the following assumptions:  no dividend yield, volatility of 119% in 2004 and 122% to 125% in 2003, a risk-free interest rate of 2.71% to 3.02% in the first quarter of fiscal 2004 and 2.61% to 3.11% in the first quarter of fiscal 2003 and an expected life of five years from the date of the grant.  Had compensation cost for the Company’s stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS 123, the Company’s net loss and net loss per share would have been the following pro forma amounts:

	For the three months ended
	Mar 27, 2004	Mar 29, 2003
Net loss:
Reported	$(882,321)	$(1,164,266)
Stock option compensation expense	(148,350)	(109,023)
Pro forma	$(1,030,671)	$(1,273,289)

Basic and diluted net loss per share:
Reported	$(0.04)	$(0.07)
Pro forma	$(0.05)	$(0.07)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and are depreciated on the straight-line method over the estimated useful lives of the assets.  At the beginning of fiscal 2004 the Company adopted a new policy for estimating the useful life of fixed assets which extended the useful life of equipment, furniture and fixtures and point-of-sale specific computer hardware and software.  Changing the estimated life of the assets in these categories as of the beginning of the year reduced depreciation expense by approximately $40,191.  Expenditures for maintenance and repairs are charged to operations as incurred.  A listing of the estimated useful life of the various categories of property and equipment is as follows:

Asset Classification	Estimated Useful Life
Computer hardware and software	3 years
Equipment	5 years
Furniture and fixtures	7 years
Computer hardware and software under capital leases	3 years
Point-of-sale specific computer hardware and software under capital leases	5 years
Leasehold improvements	Lesser of term of lease or 10 years

Accounting for the Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company performs an impairment review quarterly.

Reclassifications

Certain reclassifications have been made to prior year’s amounts to conform to the current year presentation.

Item 2.  Management’s Discussion and Analysis

This information should be read in conjunction with the unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Item 7, Management’s Discussion and Analysis, contained in our Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

Forward Looking Statements

This Quarterly Report on Form 10-Q, including this discussion and analysis by management, contains or incorporates forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and our management’s beliefs and assumptions.  In addition, other written or oral statements that constitute forward-looking statements may be made by or on our behalf.  Words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, estimate”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict.  We have included important factors in the cautionary statements below under the heading “Factors That May Affect Future Results” that we believe could cause our actual results to differ materially from the forward-looking statements we make.  We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We believe we are a leading brand in the party industry in the markets we serve and a leading resource in those markets for consumers seeking party goods, party planning advice and relevant information.  We are a party goods retailer operating stores throughout New England, where 37 of our 40 retail stores are located, two of which have opened since the end of the first quarter.  We also license the name “iparty.com” (at www.iparty.com) to a third party in exchange for royalties from Internet sales, which to date have not been significant.  The following table shows the number of stores in operation at March 27, 2004 and March 29, 2003.

	For the three months ended
	Mar 27, 2004	Mar 29, 2003
Beginning of period	38	35
Openings	—	—
Closings	—	—
End of period	38	35

Our stores feature over 20,000 products ranging from greeting cards and balloons to more unique merchandise such as piñatas, tiny toys, masquerade and Hawaiian Luau items.  Our sales are driven by the following events:  Halloween, Christmas, Easter, Valentine’s Day, New Year’s, Independence Day, St. Patrick’s Day, Thanksgiving and Chanukah.  We also focus our business closely on lifetime events such as anniversaries, graduations, birthdays, and bridal or baby showers.  The following table shows a summary of our revenues and the increase (decrease) in revenues from the prior year period.

	For the three months ended
	Mar 27, 2004	Mar 29, 2003
Revenues	$12,036,066	$10,287,577

Increase (decrease) in revenues	17.0%	-2.8%

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

Results of Operations

Fiscal year 2004 has 52 weeks and ends on December 25, 2004.  Fiscal year 2003 had 52 weeks and ended on December 27, 2003.

The first quarter of fiscal year 2004 had 13 weeks and ended on March 27, 2004.  The first quarter of fiscal year 2003 had 13 weeks and ended on March 29, 2003.

Three Months Ended March 27, 2004 Compared to Three Months Ended March 29, 2003

Revenues

Our consolidated revenues for the first quarter of fiscal 2004 were $12,036,066, an increase of $1,748,489, or 17.0% from the first quarter of the prior fiscal year.  Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.

Sales for the first quarter of fiscal 2004 included sales from three new stores that opened in the second half of 2003, as well as an increase of 10.6% in comparable store sales.  Comparable store sales are defined as sales from those stores open for at least one full year.  Our increase in comparable store sales was largely due to a one-day longer selling period for New Year’s Eve and an increase in parties and gatherings in the New England region relating to the participation of the New England Patriots in the playoffs and the Super Bowl.

Cost of products sold

Our cost of products sold for the first quarter of fiscal 2004 was $7,017,645, or 58.3% of revenues, an increase of $775,949 and a decrease of 2.4 percentage points, as a percentage of revenues, from the first quarter of the prior fiscal year.  Cost of products sold consists of the cost of merchandise sold to customers and the occupancy costs for our stores.  As a percentage of revenues, the decrease was primarily attributable to better pricing from our vendors and leverage gained on fixed occupancy costs from our increase in comparable store sales.

Marketing and sales expense

Our consolidated marketing and sales expense for the first quarter of fiscal 2004 was $4,298,590, or 35.7% of revenues, an increase of $438,165 and a decrease of 1.8 percentage points, as a percentage of revenues, from the first quarter of the prior fiscal year.  Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  As a percentage of revenues, the decrease in marketing and sales expense was primarily attributable to leverage on store payroll costs associated with our increase in comparable store sales.

General and administrative expense

Our consolidated general and administrative (“G&A”) expense for the first quarter of fiscal 2004 was $1,574,906, or 13.1% of revenues, an increase of $277,410 and an increase of 0.5 percentage points, as a percentage of revenues, from the first quarter of the prior fiscal year.  G&A expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  The increase in G&A expense is largely attributable to increased labor costs for positions added to support growth and higher benefits-related insurance costs.

Interest expense

Our interest expense in the first quarter of fiscal 2004 was $27,426, a decrease of $25,379 from the first quarter of fiscal 2003.  Approximately $12,100 of the decrease in interest expense resulted from the expiration of capital leases during 2003.  Approximately $10,800 of the decrease in interest expense was attributable to a reduction in the interest rate on our borrowings under our line of credit, which declined to 4.5% in the first quarter of fiscal 2004 compared to 6.5% in the first quarter of fiscal 2003.

Income taxes

We have not provided a benefit for income taxes for the first quarter of fiscal 2004 or fiscal 2003 due to the uncertainty of future taxable income.

At the end of fiscal 2003 we had estimated net operating loss carryforwards of approximately $23.7 million, which begin to expire in 2018.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards will be subject to annual limitations based upon certain ownership changes of our stock that have occurred or that may occur.

Net loss

Our net loss in the first quarter of fiscal 2004 was $882,321 or $0.04 per basic and diluted share, compared to a loss of $1,164,266, or $0.07 per basic and diluted share, in the first quarter of fiscal 2003.

Liquidity and Capital Resources

Our operating activities used $671,515 in cash in the first quarter of fiscal 2004 compared to $1,129,033 in the first quarter of fiscal 2003, a decrease of $457,518.  Our reduction in net loss, which was $882,321 in the first quarter of fiscal 2004 compared to $1,164,266 in 2003, represented $281,945 of this decrease.

We used $456,447 of net cash in investing activities in the first quarter of fiscal 2004 compared to $102,447 in the first quarter of 2003.  The cash invested in the first quarter of 2004 was predominantly for fixed assets associated with two new stores that were under construction during the period.  The cash invested in the first quarter of fiscal 2003 included the purchase of personal computer software licenses.

We provided $232,739 in net cash by financing activities in the first quarter of 2004 compared to $382,134 in the first quarter of 2003.  We increased our borrowings under our line of credit by $161,107 in the first quarter of 2004 compared to $363,509 in the first quarter of 2003.

We have a line of credit (the “line”) with Wells Fargo Retail Finance II, LLC, which was amended on January 2, 2004.  The amendment extended the maturity date of the line to January 2, 2007, eliminated the minimum interest rate of 6.5%, established a new interest rate at the bank’s base rate plus 50 basis points and added the option to increase the line in increments of $2,500,000 beyond the previous limit of $7,500,000, to a limit of $12,500,000, upon 15 days written notice, as long as we are in compliance with all debt covenants and the other provisions of the loan agreement.  Our inventory and accounts receivable secure our line of credit.

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

The amounts outstanding under our line were $3,921,778 as of March 27, 2004 and $3,760,671 as of December 27, 2003.  The outstanding balances under our line are classified as current liabilities in the accompanying consolidated balance sheets since we are required to apply daily lock-box receipts to reduce the amount outstanding.  At March 27, 2004, we had approximately $1,566,000 of additional availability under the line of credit.

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

Contractual obligations at March 27, 2004, including leases signed for stores yet to open, were as follows:

	Payments Due By Period
	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years	Total
Line of credit	$3,921,778	$—	$—	$—	$3,921,778
Capital lease obligations	2,480	—	—	—	2,480
Operating leases (including retail space leases)	6,411,040	11,703,333	6,993,677	11,283,016	36,391,066
Total contractual obligations	$10,335,298	$11,703,333	$6,993,677	$11,283,016	$40,315,324

Seasonality

Due to the seasonality of our business, sales and operating income are typically higher in our second and fourth quarters.  Our business is highly dependent upon sales of Easter, graduation and summer merchandise in the second quarter and sales of Halloween and Christmas merchandise in the fourth quarter.

Geographic Concentration

At May 3, 2004 we operated a total of 40 stores, 37 of which are located in New England.  As a result, a severe or prolonged regional recession or regional changes in demographics, employment levels, population, weather patterns, real estate market conditions or other factors specific to the New England region may adversely affect us more than a company that is more geographically diverse.

Effects of Inflation

We do not view the effects of inflation to have a material effect upon our business.

Factors That May Affect Future Results

Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, statements contained in this Quarterly Report on Form 10-Q, including, but not limited to, the following:

•                  the success or failure of our efforts to implement our business strategy, including successful site location of new stores and implementation of our new point-of-sale system;

•                  our ability or inability to obtain additional financing, if required;

•                  third-party suppliers’ failure to fulfill their obligations to us;

•                  unseasonable weather;

•                  intense competition;

•                  the availability of retail store space on reasonable lease terms;

•                  the failure of our systems or those of our third-party suppliers;

•                  general economic developments affecting consumer confidence or spending patterns, particularly in the New England region; and

•                  compliance with evolving federal securities, accounting, and stock exchange rules and regulations applicable to publicly-trade companies listed on the American Stock Exchange.

Critical Accounting Policies and Estimates

Our financial statements are based on the application of significant accounting policies, many of which require management to make significant estimates and assumptions (see Note 1 to the consolidated financial statements).  We believe the following accounting policies to be those most important to the portrayal of our financial condition and those that require the most subjective judgment.  If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements.

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

Previous Restatement of Financial Information and Balance Sheet Presentation of Series A-F Convertible Preferred Stock

The holders of our Series A-F convertible preferred stock have the right to a liquidation preference, which previously could have been exercised under certain events not within our control.  In accordance with EITF Topic D-98, we included the respective equity securities outside of permanent stockholders’ deficit in our restated balance sheet as of December 28, 2002, and in our balance sheets through September 27, 2003, at their respective carrying values.

During the fourth quarter of 2003, the composition of our Board of Directors changed such that holders of our convertible preferred stock or the designates of our preferred stockholders no longer constituted a majority of our Board members.  This change in the composition of our Board of Directors has permitted us to present our convertible preferred stock in equity in the accompanying balance sheets as of March 27, 2004 and December 27, 2003 at its respective carrying values, as the redemption is solely within our control.

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

At the beginning of fiscal 2004 we adopted a new policy for estimating the useful life of fixed assets which extended the useful life of equipment, furniture and fixtures and point-of-sale specific computer hardware and software.  Had we not made this change to the estimated life of the assets in these categories as of the beginning of the year we would have had a $40,191 greater operating loss and net loss in the first quarter of 2004.  There would have been no impact on basic and diluted loss per share for the period.

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

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued its Exposure Draft, Share-Based Payment, which is a proposed amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation.  Generally, the approach in the Exposure Draft is similar to the approach described in Statement 123.  However, the Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The FASB expects to issue a final standard late in 2004 that would be effective for public companies (and for nonpublic companies that currently use the fair value method, rather than the minimum value method, for recognition or disclosure purposes) for fiscal years beginning after December 15, 2004.  We are presently studying the Exposure Draft in anticipation of its adoption next year, the impact of which is not known or reasonably estimable at this time.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our market risk exposure since the filing of our Annual Report on Form 10-K.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 27, 2004.  In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on this evaluation, our CEO and CFO concluded that, as of March 27, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls. No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 27, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b) Reports on Form 8-K

On January 28, 2004, we furnished a Current Report on Form 8-K under Item 9 containing a press release announcing the election of one new member to our Board of Directors.

On January 29, 2004, we furnished a Current Report on Form 8-K under Item 9 announcing an amendment to our existing line of credit agreement with Wells Fargo Retail Finance II, LLC.

On February 25, 2004, we furnished a Current Report on Form 8-K under Item 9 containing a press release announcing our financial results for the fourth quarter and year ended December 27, 2003.

On April 28, 2004, we furnished a Current Report on Form 8-K under Item 12 containing a press release announcing our financial results for the fiscal quarter ended March 27, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPARTY CORP.

	By:	/s/ SAL PERISANO
Sal Perisano
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ PATRICK FARRELL
Patrick Farrell
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 10, 2004

EXHIBIT INDEX

Exhibit No.	Description

Ex. 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Executive Officer).

Ex. 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Financial Officer).

Ex. 32.1	Certification pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

Ex. 32.2	Certification pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).