Form 10-Q
period 2004-06-26
IPARTY CORP
filed 2004-08-10
CIK 1078383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 26, 2004

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

As of August 2, 2004, there were 22,055,157 shares of iParty Corp.’s common stock outstanding.

iParty Corp.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

iPARTY CORP.

CONSOLIDATED BALANCE SHEETS

	Jun 26, 2004	Dec 27, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,398,317	$2,442,471
Restricted cash	487,638	533,284
Accounts receivable	666,608	487,934
Inventory, net	9,805,681	9,423,463
Prepaid expenses and other assets	440,644	483,925
Total current assets	13,798,888	13,371,077
Property and equipment, net	3,309,982	1,694,140
Other assets	146,545	86,763
Total assets	$17,255,415	$15,151,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,558,453	$3,095,848
Accrued expenses	2,976,402	2,306,902
Current portion of capital lease obligations	1,765	29,220
Borrowings under line of credit	4,872,255	3,760,671
Total current liabilities	11,408,875	9,192,641

Long-term liabilities:
Capital lease obligations, net of current portion	—	260
Other liabilities	422,166	406,209
Total long-term liabilities	422,166	406,469

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock - $.001 par value; 10,000,000 shares authorized, Series A convertible preferred stock - 1,000,000 shares authorized; 0 and 1,000,000 shares issued and outstanding at Jun 26, 2004 and Dec 27, 2003, respectively	—	1,000,000
Series B convertible preferred stock - 1,150,000 shares authorized; 527,204 and 611,080 shares issued and outstanding at Jun 26, 2004 and Dec 27, 2003, respectively (aggregate liquidation value of $10,544,080 at Jun 26, 2004)	7,844,794	9,092,870
Series C convertible preferred stock - 100,000 shares authorized, issued and outstanding (aggregate liquidation value of $2,000,000 at Jun 26, 2004)	1,492,000	1,492,000
Series D convertible preferred stock - 250,000 shares authorized, issued and outstanding (aggregate liquidation value of $5,000,000 at Jun 26, 2004)	3,652,500	3,652,500
Series E convertible preferred stock - 533,333 shares authorized; 296,667 and 389,439 shares issued and outstanding at Jun 26, 2004 and Dec 27, 2003, respectively (aggregate liquidation value of $1,112,500 at Jun 26, 2004)	1,112,500	1,460,396
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding (aggregate liquidation value of $500,000 at Jun 26, 2004)	500,000	500,000
Total convertible preferred stock	14,601,794	17,197,766

Common stock - $.001 par value; 150,000,000 shares authorized; 21,833,227 and 18,780,204 shares issued and outstanding at Jun 26, 2004 and Dec 27, 2003, respectively	21,833	18,780

Additional paid-in capital	50,152,069	47,554,621
Accumulated deficit	(59,351,322)	(59,218,297)
Total stockholders’ equity	5,424,374	5,552,870

Total liabilities and stockholders’ equity	$17,255,415	$15,151,980

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	Jun 26, 2004	Jun 28, 2003	Jun 26, 2004	Jun 28, 2003
Revenues	$15,360,388	$13,805,555	$27,396,454	$24,093,132
Operating costs:
Cost of products sold	8,539,369	7,849,863	15,557,014	14,091,559
Marketing and sales	4,792,713	4,344,027	9,091,303	8,204,452
General and administrative	1,590,445	1,203,423	3,165,351	2,500,919

Operating income (loss)	437,861	408,242	(417,214)	(703,798)

Other income	354,500	—	354,500	—

Income (loss) before interest and income taxes	792,361	408,242	(62,714)	(703,798)

Interest income	829	409	1,009	988
Interest expense	(43,894)	(56,874)	(71,320)	(109,679)

Income (loss) before income taxes	749,296	351,777	(133,025)	(812,489)

Income taxes	—	—	—	—

Net income (loss)	$749,296	$351,777	$(133,025)	$(812,489)

Income (loss) per share:
Basic	$0.02	$0.01	$(0.01)	$(0.05)
Diluted	$0.02	$0.01	$(0.01)	$(0.05)

Weighted-average shares outstanding:
Basic	37,698,128	36,678,920	20,675,562	17,187,437
Diluted	41,834,415	37,747,614	20,675,562	17,187,437

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	Jun 26, 2004	Jun 28, 2003
Operating activities:

Net loss	$(133,025)	$(812,489)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	207,743	254,789
Deferred rent	15,957	(16,603)
Changes in operating assets and liabilities:
Accounts receivable	(178,674)	96,106
Inventory	(382,218)	(190,276)
Prepaid expenses and other assets	24,128	(346,920)
Accounts payable	462,605	668,822
Accrued expenses and other liabilities	669,500	(94,040)
Net cash provided by (used in) operating activities	686,016	(440,611)

Investing activity:

Purchase of property and equipment	(1,823,585)	(185,031)
Net cash used in investing activity	(1,823,585)	(185,031)

Financing activities:

Net borrowings under line of credit	1,111,584	745,257
Decrease in restricted cash	45,646	(11,666)
Principal payments on capital lease obligations	(27,715)	(111,492)
Deferred financing costs	(40,629)	26,147
Proceeds from exercise of stock options	4,529	1,760
Net cash provided by financing activities	1,093,415	650,006

Net increase (decrease) in cash and cash equivalents	(44,154)	24,364

Cash and cash equivalents, beginning of period	2,442,471	2,326,343

Cash and cash equivalents, end of period	$2,398,317	$2,350,707

Supplemental disclosure of non-cash financing activities:

Conversion of Series A convertible preferred stock to common stock	$1,000,000	$—
Conversion of Series B convertible preferred stock to common stock	1,248,077	533,240
Conversion of Series E convertible preferred stock to common stock	347,895	—
Total conversion of convertible preferred stock to common stock	$2,595,972	$533,240

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 26, 2004

(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

The interim consolidated financial statements as of June 26, 2004 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles.  The consolidated balance sheet at December 27, 2003 has been derived from the audited consolidated financial statements at that date.  Operating results for the three months and six months ended June 26, 2004 and June 28, 2003 may not be indicative of the results for the entire year due, in part, to the seasonality of the Company’s business.  Historically, higher revenues and operating income have been experienced in the second and fourth fiscal quarters.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2003.

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

The Company uses controlled disbursement banking arrangements as part of its cash management program.  Outstanding checks, which were included in accounts payable, totaled $972,647 at June 26, 2004 and $989,816 at December 27, 2003.  The Company had sufficient funds available to fund the outstanding checks when they were presented for payment.

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

Net income per diluted share is computed by dividing net income by the weighted-average number of common shares outstanding, plus the common share equivalents of all outstanding Series A, B, C, D, E and F convertible preferred stock, plus the common share equivalents of the “in the money” stock options and warrants as computed by the treasury method.  For the periods with net losses, the Company excludes those common share equivalents since their impact would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share available to common stockholders:

	For the three months ended		For the six months ended
	Jun 26, 2004	Jun 28, 2003	Jun 26, 2004	Jun 28, 2003
Net income (loss) available to common stockholders	$749,296	$351,777	$(133,025)	$(812,489)

Basic and diluted net income (loss) per share available to common stockholders	$0.02	$0.01	$(0.01)	$(0.05)

Weighted-average shares outstanding:
Common shares	21,123,453	17,374,939	20,675,562	17,187,437
Common share equivalents of Series B-F convertible preferred stock	16,574,675	19,303,981	—	—
Basic weighted-average shares outstanding	37,698,128	36,678,920	20,675,562	17,187,437

Common share equivalents of Series A convertible preferred stock	—	1,000,000	—	—
Common share equivalents of “in the money” stock options	4,136,288	61,339	—	—
Common share equivalents of “in the money” warrants	—	—	—	—
Diluted weighted-average shares outstanding	41,834,415	37,740,259	20,675,562	17,187,437

On January 13, 2004, all 1,000,000 shares of Series A convertible stock were converted into 1,000,000 shares of common stock.  The common share equivalents of “out of the money” stock options and warrants which were excluded from the computation of diluted net income per share available to common stockholders for the three months ended June 26, 2004 were 2,003,880 and 13,561,216, respectively, because to do so would have been anti-dilutive.  The common share equivalents of “out of the money” stock options and warrants which were excluded from the computation of diluted net income per share available to common stockholders for the three months ended June 28, 2003 were 7,910,808 and 13,563,212, respectively, because to do so would have been anti-dilutive.

Stock Option Compensation Expense

The Company accounts for its stock option compensation agreements with employees under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation.

The Company has computed the value of options using the Black-Scholes option pricing model prescribed by SFAS No. 123.  The weighted-average fair value of the options granted was $0.78 per share during the second quarter of fiscal 2004 and $0.19 per share during the second quarter of fiscal 2003, using the following assumptions:  no dividend yield, volatility of 117% to 118% in 2004 and 120% to 122% in 2003, a risk-free interest rate of 3.72% to 4.00% in the second quarter of fiscal 2004 and 2.13% to 2.88% in the second quarter of fiscal 2003 and an expected life of five years from the date of the grant.  Had compensation cost for the Company’s stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been the following pro forma amounts:

	For the three months ended		For the six months ended
	Jun 26, 2004	Jun 28, 2003	Jun 26, 2004	Jun 28, 2003
Net income (loss):
Reported	$749,296	$351,777	$(133,025)	$(812,489)
Stock option compensation expense	(386,935)	(108,170)	(535,285)	(217,193)
Pro forma	$362,361	$243,607	$(668,310)	$(1,029,682)

Net income (loss) per share:
Reported
Basic:	$0.02	$0.01	$(0.01)	$(0.05)
Diluted:	$0.02	$0.01	$(0.01)	$(0.05)
Pro forma
Basic:	$0.01	$0.01	$(0.03)	$(0.06)
Diluted:	$0.01	$0.01	$(0.03)	$(0.06)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and are depreciated on the straight-line method over the estimated useful lives of the assets.  At the beginning of fiscal 2004 the Company adopted a new policy for estimating the useful life of fixed assets which extended the useful life of equipment, furniture and fixtures and point-of-sale specific computer hardware and software.  Changing the estimated life of the assets in these categories as of the beginning of the year reduced depreciation expense for the second quarter and first six months of fiscal 2004 by approximately $29,000 and $69,000, respectively.  Expenditures for maintenance and repairs are charged to operations as incurred.  A listing of the estimated useful life of the various categories of property and equipment is as follows:

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

Forward Looking Statements

This Quarterly Report on Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and our management’s beliefs and assumptions.  In addition, other written or oral statements that constitute forward-looking statements may be made by or on our behalf.  Words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, estimate”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict.  We have included important factors in the cautionary statements below under the heading “Factors That May Affect Future Results” that we believe could cause our actual results to differ materially from the forward-looking statements we make.  We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We believe we are a leading brand in the party industry in the markets we serve and a leading resource in those markets for consumers seeking party goods, party planning advice and relevant information.  We are a party goods retailer operating stores throughout New England, where 37 of our 41 retail stores are located.  Our other four stores are in Florida, one of which, in Citrus Park, FL, has opened since the end of the second quarter.  We also license the name “iparty.com” (at www.iparty.com) to a third party in exchange for royalties from Internet sales, which to date have not been significant.  The following table shows the number of stores in operation at June 26, 2004 and June 28, 2003.

	For the three months ended		For the six months ended
	Jun 26, 2004	Jun 28, 2003	Jun 26, 2004	Jun 28, 2003
Beginning of period	38	35	38	35
Openings	2	—	2	—
Closings	—	—	—	—
End of period	40	35	40	35

Our stores feature over 20,000 products ranging from greeting cards and balloons to more unique merchandise such as piñatas, tiny toys, masquerade and Hawaiian Luau items.  Our sales are driven by the following events:  Halloween, Christmas, Easter, Valentine’s Day, New Year’s, Independence Day, St. Patrick’s Day, Thanksgiving and Chanukah.  We also focus our business closely on lifetime events such as anniversaries, graduations, birthdays, and bridal or baby showers.  The following table shows a summary of our revenues and the increase in revenues from the prior year periods.

	For the three months ended		For the six months ended
	Jun 26, 2004	Jun 28, 2003	Jun 26, 2004	Jun 28, 2003
Revenues	$15,360,388	$13,805,555	$27,396,454	$24,093,132

Increase in revenues	11.3%	5.5%	13.7%	1.8%

Our business has a seasonal pattern.  In the past two years we have realized over one-third of our annual revenues in our fourth quarter, which includes Halloween and Christmas, and approximately 25% of our revenues in the second quarter, which includes school graduations.  Also, during these past two years, we have had net income in our second and fourth quarters and generated losses in our first and third quarters.

Results of Operations

Fiscal year 2004 has 52 weeks and ends on December 25, 2004.  Fiscal year 2003 had 52 weeks and ended on December 27, 2003.

The second quarter of fiscal year 2004 had 13 weeks and ended on June 26, 2004.  The second quarter of fiscal year 2003 had 13 weeks and ended on June 28, 2003.

Three Months Ended June 26, 2004 Compared to Three Months Ended June 28, 2003

Revenues

Our consolidated revenues for the second quarter of fiscal 2004 were $15,360,388, an increase of $1,554,833, or 11.3% from the second quarter of the prior fiscal year.  Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.

Sales for the second quarter of fiscal 2004 included sales from five new stores that opened since the end of the second quarter of 2003, as well as an increase of 2.5% in comparable store sales.  Comparable store sales are defined as sales from those stores open for at least one full year.  Our increase in comparable store sales was led by the performance of our graduation and summer merchandise categories, which are our two most important seasonal businesses during our second fiscal quarter.  We also generated strong sales increases during this period in our Halloween category, as we have increased our assortment of costumes and related accessories available for sale throughout the year in many of our stores.

Cost of products sold

Our cost of products sold for the second quarter of fiscal 2004 was $8,539,369, or 55.6% of revenues, an increase of $689,504 and a decrease of 1.3 percentage points, as a percentage of revenues, from the second quarter of the prior fiscal year.  Cost of products sold consists of the cost of merchandise sold to customers and the occupancy costs for our stores.  As a percentage of revenues, the decrease was attributable to better terms with our vendors and reductions in inventory reserves associated with reduced exposure to slow moving inventory.

Marketing and sales expense

Our consolidated marketing and sales expense for the second quarter of fiscal 2004 was $4,792,713, or 31.2% of revenues, an increase of $448,686 and a decrease of 0.3 percentage points, as a percentage of revenues, from the second quarter of the prior fiscal year.  Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  As a percentage of revenues, the decrease in marketing and sales expense was primarily attributable to tight control of store payroll and lower advertising costs, in absolute dollars, than in the second quarter of 2003.

General and administrative expense

Our consolidated general and administrative (“G&A”) expense for the second quarter of fiscal 2004 was $1,590,445, or 10.4% of revenues, an increase of $387,022 and an increase of 1.7 percentage points, as a percentage of revenues, from the second quarter of the prior fiscal year.  G&A expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  The increase in G&A expense is largely attributable to increased labor costs for positions added to support growth, higher benefits-related insurance costs, increased occupancy costs for our new corporate office and increased training and other expenses associated with installing new point-of-sale equipment and software in all of our stores, which was completed in early July 2004.

Other income

In the second quarter of fiscal 2004 we reached a settlement with a third party in connection with the special charge previously recorded in fiscal year 2002.  We recorded the net settlement of $354,500 as other income.

Interest expense

Our interest expense in the second quarter of fiscal 2004 was $43,894, a decrease of $12,980 from the second quarter of fiscal 2003.  Approximately $8,900 of the decrease in interest expense resulted from the expiration of capital leases during 2003.  The interest rate on our borrowings under our line of credit declined to 4.5% in the second quarter of fiscal 2004 compared to 6.5% in the second quarter of fiscal 2003, which reduced interest expense by approximately $13,200.  Our average loan balance was approximately $3,750,000 during the second quarter of fiscal 2004 compared to $2,961,000 in the second quarter of fiscal 2003, which increased interest expense by approximately $9,200.

Income taxes

We have not provided a benefit for income taxes for the first six months of fiscal 2004 or fiscal 2003 due to the uncertainty of future taxable income.

At the end of fiscal 2003 we had estimated net operating loss carryforwards of approximately $23.7 million, which begin to expire in 2018.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards will be subject to annual limitations based upon certain ownership changes of our stock that have occurred or that may occur.

Net income

Our net income in the second quarter of fiscal 2004 was $749,296 or $0.02 per basic and diluted share, compared to a $351,777, or $0.01 per basic and diluted share, in the second quarter of fiscal 2003.

Six months ended June 26, 2004 compared to six months ended June 28, 2003

Revenues

Our consolidated revenues for the first six months of fiscal 2004 were $27,396,454, an increase of $3,303,322, or 13.7% from the first six months of the prior fiscal year.  Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.

Sales for the first six months of fiscal 2004 included sales from five new stores that opened since the end of the second quarter of 2003, as well as an increase of 6.0% in comparable store sales.  Comparable store sales are defined as sales from those stores open for at least one full year.  Our increase in comparable store sales was led by the performance of our Halloween, graduation, summer, Super Bowl related merchandise and New Year’s categories.  We generated strong sales increases during this period in our Halloween category, as we have increased our assortment of costumes and related accessories available for sale throughout the year in many of our stores.

Cost of products sold

Our cost of products sold for the first six months of fiscal 2004 was $15,557,014, or 56.8% of revenues, an increase of $1,465,455 and a decrease of 1.7 percentage points, as a percentage of revenues, from the first six months of the prior fiscal year.  Cost of products sold consists of the cost of merchandise sold to customers and the occupancy costs for our stores.  As a percentage of revenues, the decrease was attributable to better terms with our vendors and lower inventory charges resulting from reduced exposure to slow moving inventory.

Marketing and sales expense

Our consolidated marketing and sales expense for the first six months of fiscal 2004 was $9,091,303, or 33.2% of revenues, an increase of $886,851 and a decrease of 0.9 percentage points, as a percentage of revenues, from the first six months of the prior fiscal year.  Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  As a percentage of revenues, the decrease in marketing and sales expense was primarily attributable to tight control of store payroll and lower advertising costs, in absolute dollars, than in the first six months of 2003.

General and administrative expense

Our consolidated general and administrative (“G&A”) expense for the first six months of fiscal 2004 was $3,165,351, or 11.6% of revenues, an increase of $664,432 and an increase of 1.2 percentage points, as a percentage of revenues, from the first six months of the prior fiscal year.  G&A expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  The increase in G&A expense is largely attributable to increased labor costs for positions added to support growth, higher benefits-related insurance costs, increased occupancy costs for our new corporate office and increased training and other expenses associated with installing new point-of-sale equipment and software in all of our stores, which was completed in early July 2004.

Other income

In the second quarter of fiscal 2004 we reached a settlement with a third party in connection with the special charge previously recorded in fiscal year 2002.  We recorded the net settlement of $354,500 as other income.

Interest expense

Our interest expense in the first six months of fiscal 2004 was $71,320, a decrease of $38,359 from the first six months of fiscal 2003.  Approximately $21,000 of the decrease in interest expense resulted from the expiration of capital leases during 2003.  The interest rate on our borrowings under our line of credit declined to 4.5% in the first six months of fiscal 2004 compared to 6.5% in the first six months of fiscal 2003, which reduced interest expense by approximately $24,000.  Our average loan balance was approximately $3,003,000 during the first six months of fiscal 2004 compared to $2,619,000 in the first six months of fiscal 2003, which increased interest expense by approximately $9,000.

Income taxes

We have not provided a benefit for income taxes for the first six months of fiscal 2004 or fiscal 2003 due to the uncertainty of future taxable income.

At the end of fiscal 2003 we had estimated net operating loss carryforwards of approximately $23.7 million, which begin to expire in 2018.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards will be subject to annual limitations based upon certain ownership changes of our stock that have occurred or that may occur.

Net loss

Our net loss in the first six months of fiscal 2004 was $133,025 or $0.01 per basic and diluted share, compared to $812,489, or $0.05 per basic and diluted share, in the first six months of fiscal 2003.

Liquidity and Capital Resources

Our operating activities provided $686,016 in cash in the first six months of fiscal 2004 compared to using $440,611 in the first six months of fiscal 2003, an increase of $1,126,627.  Our reduction in net loss, which was $133,025 in the first six months of fiscal 2004 compared to $812,489 in the first six months of 2003, represented $679,464 of this increase.  We also reduced prepaid inventory in the first six months of fiscal 2004 by $420,887, associated with early deliveries of Halloween merchandise, compared to the first six months of fiscal 2003.

We used $1,823,585 of net cash in investing activities in the first six months of fiscal 2004 compared to $185,031 in the first six months of 2003.  The cash invested in the first six months of 2004 included $849,328 for our new point-of-sale equipment and software and $763,432 for fixed assets associated with new stores.  The cash invested in the first six months of fiscal 2003 included the purchase of personal computer software licenses and new fixtures for existing stores.

We provided $1,093,415 in net cash by financing activities in the first six months of 2004 compared to $650,006 in the first six months of 2003.  We increased our borrowings under our line of credit by $1,111,584 in the first six months of 2004, largely to fund our fixed asset additions, compared to $745,257 in the first six months of 2003.

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

The amounts outstanding under our line were $4,872,255 as of June 26, 2004 and $3,760,671 as of December 27, 2003.  The outstanding balances under our line are classified as current liabilities in the accompanying consolidated balance sheets since we are required to apply daily lock-box receipts to reduce the amount outstanding.  At June 26, 2004, we had approximately $905,100 of additional availability under the line of credit.  Subsequent to the end of the quarter, we established a letter of credit for $356,000 with Wells Fargo Bank, N.A. associated with the leasing of our new point-of-sale equipment and software.

Our prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, economic conditions, and contractual matters.  We expect our capital expenditures for 2004 to be primarily related to new stores, a new retail point-of-sale computer system, store improvements and other technology advancements in support of growth and operational enhancement.

Contractual obligations at June 26, 2004, including leases signed for stores yet to open, were as follows:

	Payments Due By Period
	Within 1 Year	Within 2 - 3 Years	Within 4 - 5 Years	After 5 Years	Total
Line of credit	$4,872,255	$—	$—	$—	$4,872,255
Capital lease obligations	1,765	—	—	—	1,765
Operating leases (including retail space leases)	6,816,971	12,202,153	7,585,915	13,441,792	40,046,831
Total contractual obligations	$11,690,991	$12,202,153	$7,585,915	$13,441,792	$44,920,851

Seasonality

Due to the seasonality of our business, sales and operating income are typically higher in our second and fourth quarters.  Our business is highly dependent upon sales of Easter, graduation and summer merchandise in the second quarter and sales of Halloween and Christmas merchandise in the fourth quarter.

Geographic Concentration

At August 2, 2004 we operated a total of 41 stores, 37 of which are located in New England.  As a result, a severe or prolonged regional recession or regional changes in demographics, employment levels, population, weather patterns, real estate market conditions or other factors specific to the New England region may adversely affect us more than a company that is more geographically diverse.

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

•                  general economic and other developments affecting consumer confidence or spending patterns, particularly in the New England region; and

•                  compliance with evolving federal securities, accounting, and stock exchange rules and regulations applicable to publicly-trade companies listed on the American Stock Exchange.

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

During the fourth quarter of 2003, the composition of our Board of Directors changed such that holders of our convertible preferred stock or the designates of our preferred stockholders no longer constituted a majority of our Board members.  This change in the composition of our Board of Directors has permitted us to present our convertible preferred stock in equity in the accompanying balance sheets as of June 26, 2004 and December 27, 2003 at its respective carrying values, as the redemption is deemed under EITF Topic D-98 to be solely within our control under these changed circumstances.

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

At the beginning of fiscal 2004 we adopted a new policy for estimating the useful life of fixed assets which extended the useful life of equipment, furniture and fixtures and point-of-sale specific computer hardware and software.  Had we not made this change to the estimated life of the assets in these categories as of the beginning of the year we would have had approximately a $69,000 greater operating loss and net loss in the first six months of 2004.  There would have been no impact on basic and diluted loss per share for the period.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of

June 26, 2004.  In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on this evaluation, our CEO and CFO concluded that, as of June 26, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls. No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 26, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

On June 10, 2004, the Company held its Annual Meeting of Stockholders.  There were a total of 37,033,124 votes entitled to be cast at the meeting.  Of this total, 33,267,121, or approximately 89.8% of the total number of votes eligible to be cast, were represented either in person or by proxy.  At the meeting, the stockholders elected seven (7) Directors to the Company’s Board of Directors.  The holder of Series D convertible preferred stock was entitled to vote alone for the election of a Series D Director.  Christine Weaver-Vest was the designee of the holder of the Series D convertible preferred stock.  Set forth below are (i) the names of the persons elected to serve on the Company’s Board of Directors until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified and (ii) the results of the voting for the nominees.

	Votes For		Withheld
Director	Number	% of Total	Number	% of Total
Sal Perisano	33,233,986	99.9%	33,135	0.1%
Lorenzo Roccia	33,232,486	99.9%	34,635	0.1%
Daniel De Wolf	33,233,986	99.9%	33,135	0.1%
Frank Haydu	33,234,486	99.9%	32,635	0.1%
Eric Schindler	33,234,486	99.9%	32,635	0.1%
Joseph Vassalluzzo	33,233,986	99.9%	33,135	0.1%
Christina Weaver-Vest	3,500,000	100.0%	—	0.0%

The stockholders also ratified the appointment of Ernst & Young LLP as the Company’s independent public auditors for the current fiscal year ending December 25, 2004.  Set forth below is the results of that vote.

	Votes For		Votes Against		Votes Abstained
	Number	% of Total	Number	% of Total	Number	% of Total
Ratification of appointment of Ernst & Young LLP as Company’s independent public auditor	33,192,863	99.8%	62,208	0.2%	12,050	0.0%

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

On July 28, 2004, we furnished a Current Report on Form 8-K under Item 12 containing a press release announcing our financial results for the fiscal quarter ended June 26, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPARTY CORP.

	By:	/s/ SAL PERISANO
Sal Perisano
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ PATRICK FARRELL
Patrick Farrell
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 10, 2004

EXHIBIT INDEX

Exhibit No.	Description

Ex. 10.1	Amended and Restated Employment Agreement between iParty Corp. and Sal Perisano

Ex. 10.2	Amended and Restated Employment Agreement between iParty Corp. and Patrick Farrell

Ex. 10.3	Amended and Restated Employment Agreement between iParty Corp. and Dorice Dionne

Ex. 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Executive Officer).

Ex. 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Financial Officer).

Ex. 32.1	Certification pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

Ex. 32.2	Certification pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer)