Form 10-Q
period 2004-09-25
IPARTY CORP
filed 2004-11-09
CIK 1078383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 25, 2004

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

As of November 1, 2004, there were 22,087,331 shares of iParty Corp.’s common stock outstanding.

iParty Corp.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

iPARTY CORP.

CONSOLIDATED BALANCE SHEETS

	Sep 25, 2004	Dec 27, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$843,362	$2,442,471
Restricted cash	592,315	533,284
Accounts receivable	838,228	487,934
Inventory, net	14,971,738	9,423,463
Prepaid expenses and other assets	833,949	483,925
Total current assets	18,079,592	13,371,077
Property and equipment, net	4,129,013	1,694,140
Other assets	106,737	86,763
Total assets	$22,315,342	$15,151,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,793,604	$3,095,848
Accrued expenses	3,119,325	2,306,902
Current portion of capital lease obligations	241,433	29,220
Borrowings under line of credit	6,260,579	3,760,671
Total current liabilities	17,414,941	9,192,641

Long-term liabilities:
Capital lease obligations, net of current portion	606,517	260
Other liabilities	444,932	406,209
Total long-term liabilities	1,051,449	406,469

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock - $.001 par value; 10,000,000 shares authorized,
Series A convertible preferred stock - 1,000,000 shares authorized; 0 and 1,000,000 shares issued and outstanding at September 25, 2004 and Dec 27, 2003, respectively (aggregate liquidation value of $0 at September 25, 2004)	—	1,000,000
Series B convertible preferred stock - 1,150,000 shares authorized; 507,460 and 611,080 shares issued and outstanding at September 25, 2004 and Dec 27, 2003, respectively (aggregate liquidation value of $10,149,200 at September 25, 2004)	7,551,002	9,092,870
Series C convertible preferred stock - 100,000 shares authorized, issued and outstanding (aggregate liquidation value of $2,000,000 at September 25, 2004)	1,492,000	1,492,000
Series D convertible preferred stock - 250,000 shares authorized, issued and outstanding (aggregate liquidation value of $5,000,000 at September 25, 2004)	3,652,500	3,652,500
Series E convertible preferred stock - 533,333 shares authorized; 296,667 and 389,439 shares issued and outstanding at September 25, 2004 and Dec 27, 2003, respectively (aggregate liquidation value of $1,112,500 at September 25, 2004)	1,112,500	1,460,396
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding (aggregate liquidation value of $500,000 at September 25, 2004)	500,000	500,000
Total convertible preferred stock	14,308,002	17,197,766

Common stock - $.001 par value; 150,000,000 shares authorized; 22,087,331 and 18,780,204 shares issued and outstanding at September 25, 2004 and Dec 27, 2003, respectively	22,087	18,780

Additional paid-in capital	50,445,607	47,554,621
Accumulated deficit	(60,926,744)	(59,218,297)
Total stockholders’ equity	3,848,952	5,552,870

Total liabilities and stockholders’ equity	$22,315,342	$15,151,980

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	Sep 25, 2004	Sep 27, 2003	Sep 25, 2004	Sep 27, 2003
Revenues	$13,157,546	$11,878,460	$40,554,000	$35,971,592
Operating costs:
Cost of products sold	7,897,580	7,060,170	23,454,594	21,151,729
Marketing and sales	5,276,532	4,507,919	14,367,835	12,712,371
General and administrative	1,509,548	1,279,623	4,674,898	3,780,542

Operating loss	(1,526,114)	(969,252)	(1,943,327)	(1,673,050)

Other income	28,000	—	382,500	—

Loss before interest and income taxes	(1,498,114)	(969,252)	(1,560,827)	(1,673,050)

Interest income	271	273	1,280	1,261
Interest expense	(77,580)	(65,748)	(148,900)	(175,427)

Loss before income taxes	(1,575,423)	(1,034,727)	(1,708,447)	(1,847,216)

Income taxes	—	—	—	—

Net loss	$(1,575,423)	$(1,034,727)	$(1,708,447)	$(1,847,216)

Basic and diluted net loss per share	$(0.07)	$(0.06)	$(0.08)	$(0.11)

Weighted-average shares outstanding:
Basic and diluted	22,019,408	17,687,448	21,123,511	17,354,107

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	Sep 25, 2004	Sep 27, 2003
Operating activities:

Net loss	$(1,708,447)	$(1,847,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	406,576	386,022
Deferred rent	38,723	5,691
Changes in operating assets and liabilities:
Accounts receivable	(350,294)	(100,463)
Inventory	(5,548,275)	(3,452,354)
Prepaid expenses and other assets	29,682	(33,501)
Accounts payable	4,697,756	3,517,920
Accrued expenses and other liabilities	143,980	(65,546)
Net cash used in operating activities	(2,290,299)	(1,589,447)

Investing activities:

Purchase of property and equipment	(1,648,300)	(714,292)
Net cash used in investing activities	(1,648,300)	(714,292)

Financing activities:

Net borrowings under line of credit	2,499,908	2,746,453
Increase in restricted cash	(59,031)	(281,837)
Principal payments on capital lease obligations	(72,995)	(167,772)
Deferred financing costs	(32,921)	39,220
Proceeds from exercise of stock options	4,529	1,760
Net cash provided by financing activities	2,339,490	2,337,824

Net increase (decrease) in cash and cash equivalents	(1,599,109)	34,085

Cash and cash equivalents, beginning of period	2,442,471	2,326,343

Cash and cash equivalents, end of period	$843,362	$2,360,428

Supplemental disclosure of non-cash financing activities:

Conversion of Series A convertible preferred stock to common stock	$1,000,000	$—
Conversion of Series B convertible preferred stock to common stock	1,541,869	761,276
Conversion of Series E convertible preferred stock to common stock	347,895	289,604
Total conversion of convertible preferred stock to common stock	$2,889,764	$1,050,880

Acquisition of assets under capital lease	$891,465	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 25, 2004

(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

The interim consolidated financial statements as of September 25, 2004 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles.  The consolidated balance sheet at December 27, 2003 has been derived from the audited consolidated financial statements at that date.  Operating results for the three months and nine months ended September 25, 2004 and September 27, 2003 may not be indicative of the results for the entire year due, in part, to the seasonality of the Company’s business.  Historically, higher revenues and operating income have been experienced in the second and fourth fiscal quarters.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2003.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany transactions and balances.

Revenues Recognition

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents.  Cash equivalents consist primarily of money market accounts and are carried at cost plus accrued interest, which approximates fair value.

The Company uses controlled disbursement banking arrangements as part of its cash management program.  Outstanding checks, which were included in accounts payable, totaled $768,145 at September 25, 2004 and $989,816 at December 27, 2003.  The Company had sufficient funds available to fund the outstanding checks when they were presented for payment.

Restricted cash represents money deposited in blocked accounts established for the benefit of and under the control of Wells Fargo Retail Finance II, LLC, the Company’s lender under its line of credit, and constitutes collateral for amounts outstanding under the Company’s line of credit.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments.  The fair value of borrowings under its line of credit approximates carrying value because the debt bears interest at a variable market rate.  The fair value of capital lease obligations for point-of-sale equipment and software approximates carrying value because the obligations were incurred during the third quarter of fiscal 2004 at prevailing interest rates for such leases.

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

On January 13, 2004, all 1,000,000 shares of Series A convertible stock were converted into 1,000,000 shares of common stock.  As of September 25, 2004, there were 38,832,488 potential additional common share equivalents outstanding, which were not included in the above calculation because their effect would be anti-dilutive.  These include 15,613,425 shares upon the conversion of immediately convertible preferred stock, 13,561,216 shares upon the exercise of warrants with a weighted-average exercise price of $1.43 and 9,657,847 shares upon the exercise of stock options with a weighted-average exercise price of $0.97.

Stock Option Compensation Expense

The Company accounts for its stock option compensation agreements with employees under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation.

The Company has computed the value of options using the Black-Scholes option pricing model prescribed by SFAS No. 123.  The weighted-average fair value of the options granted was $0.59 per share during the third quarter of fiscal 2004 and $0.33 per share during the third quarter of fiscal 2003, using the following assumptions:  no dividend yield, volatility of 117% in 2004 and 119% to 121% in 2003, a risk-free interest rate of 3.26% in the third quarter of fiscal 2004 and 2.49% to 3.51% in the third quarter of fiscal 2003 and an expected life of five years from the date of the grant.  Had compensation cost for the Company’s stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS 123, the Company’s net loss and net loss per share would have been the following pro forma amounts:

	For the three months ended		For the nine months ended
	Sep 25, 2004	Sep 27, 2003	Sep 25, 2004	Sep 27, 2003
Net loss:
Reported	$(1,575,423)	$(1,034,727)	$(1,708,447)	$(1,847,216)
Stock option compensation expense	(117,460)	(144,324)	(652,745)	(361,517)
Pro forma	$(1,692,883)	$(1,179,051)	$(2,361,192)	$(2,208,733)

Basic and diluted net loss per share:
Reported	$(0.07)	$(0.06)	$(0.08)	$(0.11)
Pro forma	$(0.08)	$(0.07)	$(0.11)	$(0.13)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and are depreciated on the straight-line method over the estimated useful lives of the assets.  At the beginning of fiscal 2004 the Company adopted a new policy for estimating the useful life of fixed assets which extended the useful life of equipment, furniture and fixtures and point-of-sale specific computer hardware and software.  Changing the estimated life of the assets in these categories as of the beginning of the year reduced depreciation expense for the third quarter and first nine months of fiscal 2004 by approximately $31,840 and $100,753, respectively.  The net loss per share on the basic and diluted would have been $.07 for the third quarter and $.09 for the nine months of fiscal 2004 if this change in estimating the useful life of fixed assets had not been adopted.  Expenditures for maintenance and repairs are charged to operations as incurred.  A listing of the estimated useful life of the various categories of property and equipment is as follows:

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

Overview

We believe we are a leading brand in the party industry in the markets we serve and a leading resource in those markets for consumers seeking party goods, party planning advice and party-related information.  We are a party goods retailer operating stores throughout New England, where 40 of our 44 retail stores are located.  Our other four stores are located in Florida.  Two new stores were opened during the third quarter, in Citrus Park (Tampa), Florida and Augusta, Maine.  Two new stores were opened subsequent to the end of the third quarter, in Sturbridge, Massachusetts and Plymouth, Massachusetts.  We also license the name “iparty.com” (at www.iparty.com) to a third party in exchange for royalties from Internet sales, which to date have not been significant.  The following table shows the number of stores in operation at September 25, 2004 and September 27, 2003.

	For the three months ended		For the nine months ended
	Sep 25, 2004	Sep 27, 2003	Sep 25, 2004	Sep 27, 2003
Beginning of period	40	35	38	35
Openings	2	2	4	2
Closings	—	—	—	—
End of period	42	37	42	37

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

	For the three months ended		For the nine months ended
	Sep 25, 2004	Sep 27, 2003	Sep 25, 2004	Sep 27, 2003
Revenues	$13,157,546	$11,878,460	$40,554,000	$35,971,592

Increase in revenues	10.8%	9.0%	12.7%	4.0%

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

The third quarter of fiscal year 2004 had 13 weeks and ended on September 25, 2004.  The third quarter of fiscal year 2003 had 13 weeks and ended on September 27, 2003.

Three Months Ended September 25, 2004 Compared to Three Months Ended September 27, 2003

Revenues

Our consolidated revenues for the third quarter of fiscal 2004 were $13,157,546, an increase of $1,279,086, or 10.8% from the third quarter of the prior fiscal year.  Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.

Sales for the third quarter of fiscal 2004 included sales from five new stores that we opened since the end of the third quarter of 2003, as well as an increase of 0.8% in comparable store sales.  Comparable store sales are defined as sales from those stores open for at least one full year.  Comparable store sales were up slightly this year following a 6.2% increase in the third quarter of last year.  Hurricanes in Florida caused some disruption to our business during the third quarter of 2004 but we believe that weather did not have a material effect on our reported sales for the quarter.

Cost of products sold

Our cost of products sold for the third quarter of fiscal 2004 was $7,897,580, or 60.0% of revenues, an increase of $837,410 and an increase of 0.6 percentage points, as a percentage of revenues, from the third quarter of the prior fiscal year.  Cost of products sold consists of the cost of merchandise sold to customers and the occupancy costs for our stores.  We had higher occupancy costs, as a percentage of sales, primarily due to the five new stores we opened since the end of the third quarter of 2003.

Marketing and sales expense

Our consolidated marketing and sales expense for the third quarter of fiscal 2004 was $5,276,532, or 40.1% of revenues, an increase of $768,613 and an increase of 2.1 percentage points, as a percentage of revenues, from the third quarter of fiscal 2003.  Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  Most of this increase, as a percentage of revenues, was due to higher store payroll and related fringe benefit expenses resulting from increased labor hours associated with preparing for the upcoming Halloween season and for training of our store associates on our new point-of-sale system.  We completed the initial roll-out of the new system to all of our stores in July 2004.

General and administrative expense

Our consolidated general and administrative (“G&A”) expense for the third quarter of fiscal 2004 was $1,509,548, or 11.5% of revenues, an increase of $229,925 and an increase of 0.7 percentage points, as a percentage of revenues, from the third quarter of the prior fiscal year.  G&A expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  The increase in G&A expense is largely attributable to increased labor costs for positions added to support growth, higher benefits-related insurance costs, increased occupancy costs for our new corporate office and increased expenses associated with supporting the installation of and enhancements to our new point-of-sale equipment and software.

Other income

In the second quarter of fiscal 2004 we reached a settlement with a third party in connection with the special charge previously recorded in fiscal year 2002.  We had recorded a net settlement of $354,500 in the second quarter and we recorded a final adjustment of $28,000, relating to this previously recorded amount, in the third quarter of fiscal 2004 as other income.

Interest expense

Our interest expense in the third quarter of fiscal 2004 was $77,580, an increase of $11,832 from the third quarter of fiscal 2003.  Approximately $8,500 of the increase in interest expense resulted from interest on capital leases for our new point-of-sale system.  The interest rate on our borrowings under our line of credit declined to 5.0% in the third quarter of fiscal 2004 compared to 6.5% in the third quarter of fiscal 2003, which reduced interest expense by approximately $15,600.  Our average loan balance was approximately $4,881,000 during the third quarter of fiscal 2004 compared to $3,450,000 in the third quarter of fiscal 2003, which increased interest expense by approximately $18,000.

Income taxes

We have not provided a benefit for income taxes for the first nine months of fiscal 2004 or fiscal 2003 due to the uncertainty of future taxable income.

At the end of fiscal 2003 we had estimated net operating loss carryforwards of approximately $23.7 million, which begin to expire in 2018.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards will be subject to annual limitations based upon certain ownership changes of our stock that have occurred or that may occur.

Net income

Our net loss in the third quarter of fiscal 2004 was $1,575,423 or $.07 per basic and diluted share, compared to a net loss of $1,034,727, or $.06 per basic and diluted share, in the third quarter of fiscal 2003.

Nine months ended September 25, 2004 compared to nine months ended September 27, 2003

Revenues

Our consolidated revenues for the first nine months of fiscal 2004 were $40,554,000, an increase of $4,582,408, or 12.7% from the first nine months of the prior fiscal year.  Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.

Sales for the first nine months of fiscal 2004 included sales from five new stores that we opened since the end of the third quarter of 2003, as well as an increase of 4.3% in comparable store sales.  Comparable store sales are defined as sales from those stores open for at least one full year.  Our increase in comparable store sales was led by the performance of our juvenile birthday, Halloween, graduation, summer, Super Bowl related merchandise and New Year’s categories.

Cost of products sold

Our cost of products sold for the first nine months of fiscal 2004 was $23,454,594, or 57.8% of revenues, an increase of $2,302,865 and a decrease of 1.0 percentage point, as a percentage of revenues, from the first nine months of the prior fiscal year.  Cost of products sold consists of the cost of merchandise sold to customers and the occupancy costs for our stores.  As a percentage of revenues, the decrease was attributable to better terms with our vendors and lower inventory charges resulting from reduced exposure to slow moving inventory.

Marketing and sales expense

Our consolidated marketing and sales expense for the first nine months of fiscal 2004 was $14,367,835, or 35.4% of revenues, an increase of $1,655,464 and an increase of 0.1 percentage point, as a percentage of revenues, from the first nine months of the prior fiscal year.  Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  Lower advertising costs, in absolute dollars and as a percentage of revenues, were offset by higher store payroll and related fringe benefits expenses and higher pre-opening expenses from opening four stores this year compared with two stores in the prior fiscal year.

General and administrative expense

Our consolidated general and administrative (“G&A”) expense for the first nine months of fiscal 2004 was $4,674,898, or 11.5% of revenues, an increase of $894,356 and an increase of 1.0 percentage point, as a percentage of revenues, from the first nine months of the prior fiscal year.  G&A expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  The increase in G&A expense is largely attributable to increased labor costs for positions added to support growth, higher benefits-related insurance costs, increased occupancy costs for our new corporate office and increased expenses associated with supporting the installation of and enhancements to our new point-of-sale equipment and software.  We completed the initial roll-out of the new system to all of our stores in July 2004.

Other income

In the second quarter of fiscal 2004 we reached a settlement with a third party in connection with the special charge previously recorded in fiscal year 2002.  We recorded the net settlement of $382,500 as other income.

Interest expense

Our interest expense in the first nine months of fiscal 2004 was $148,900, a decrease of $26,527 from the first nine months of fiscal 2003.  A decrease of approximately $12,500 in interest expense resulted from the expiration of capital leases during 2003, which was partially offset by interest on capital leases for our new point-of-sale system.  The interest rate on our borrowings under our line of credit declined to 4.7% in the first nine months of fiscal 2004 compared to 6.5% in the first nine months of fiscal 2003, which reduced interest expense by approximately $40,000.  Our average loan balance was approximately $3,641,000 during the first nine months of fiscal 2004 compared to $2,896,000 in the first nine months of fiscal 2003, which increased interest expense by approximately $27,000.

Income taxes

We have not provided a benefit for income taxes for the first nine months of fiscal 2004 or fiscal 2003 due to the uncertainty of future taxable income.

At the end of fiscal 2003 we had estimated net operating loss carryforwards of approximately $23.7 million, which begin to expire in 2018.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards will be subject to annual limitations based upon certain ownership changes of our stock that have occurred or that may occur.

Net loss

Our net loss in the first nine months of fiscal 2004 was $1,708,447 or $0.08 per basic and diluted share, compared to $1,847,216, or $0.11 per basic and diluted share, in the first nine months of fiscal 2003.

Liquidity and Capital Resources

Our operating activities used $2,290,299 in cash in the first nine months of fiscal 2004 compared to using $1,589,447 in the first nine months of fiscal 2003, an increase of $700,852.  The increase was primarily related to the increase in inventory, due to new store openings.

In the third quarter of fiscal 2004, we financed $309,000 of premiums related to property and casualty insurance at a fixed interest rate of 4.25% with a maturity date of May 2005.  During the period we also financed $129,200 of premiums related to directors and officers insurance at a fixed interest rate of 5.62% with a maturity date of January 2005.  The remaining insurance premium payments and annual insurance expenses are recorded in accrued expenses and prepaid expenses.

We used $1,648,300 of net cash in investing activities in the first nine months of fiscal 2004 compared to $714,292 in the first nine months of 2003.  The cash invested in the first nine months of 2004 included approximately $1,144,000 for fixed assets associated with new stores, $291,000 in store improvements and $156,000 for our new point-of-sale system.

We provided $2,339,490 in net cash by financing activities in the first nine months of 2004 compared to $2,337,824 in the first nine months of 2003.  Net borrowings under our line of credit in the first nine months of fiscal 2004 were consistent with fiscal 2003.

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

The amounts outstanding under our line were $6,260,579 as of September 25, 2004 and $3,760,671 as of December 27, 2003.  The outstanding balances under our line are classified as current liabilities in the accompanying consolidated balance sheets since we are required to apply daily lock-box receipts to reduce the amount outstanding.  At September 25, 2004, we had approximately $397,000 of additional availability under the line of credit.  Our seasonal build-up of Halloween inventory led to this relatively low level of additional availability at September 25, 2004.  In the third quarter of fiscal 2004, we established a letter of credit for $356,000 with Wells Fargo Bank, N.A. associated with the leasing of our new point-of-sale system.

As of September 25, 2004, we recorded additions to property plant and equipment of approximately $1,349,000 for new point-of-sale equipment and software for our stores.  We invested approximately $156,000 of cash in these fixed assets, financed $891,465 of these fixed assets under capital leases and accrued approximately $302,000 for fixed assets whose capital leases were not yet signed as of September 25, 2004.

Our prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, economic conditions, and contractual matters.  We expect our capital expenditures for the remainder of 2004 and for 2005 to be primarily related to new stores, store improvements and other technology advancements in support of growth and operational enhancement.

Contractual obligations at September 25, 2004, including leases signed for stores yet to open, were as follows:

	Payments Due By Period
	Within 1 Year	Within 2 - 3 Years	Within 4 - 5 Years	After 5 Years	Total
Line of credit	$6,260,579	$—	$—	$—	$6,260,579
Capital lease obligations	241,433	606,517	—	—	847,950
Financed insurance premiums	366,759	—	—	—	366,759
Operating leases (including retail space leases)	6,899,485	11,653,508	7,521,777	13,587,003	39,661,773
Total contractual obligations	$13,768,256	$12,260,025	$7,521,777	$13,587,003	$47,137,061

Seasonality

Due to the seasonality of our business, sales and operating income are typically higher in our second and fourth quarters.  Our business is highly dependent upon sales of Easter, graduation and summer merchandise in the second quarter and sales of Halloween and Christmas merchandise in the fourth quarter.

Geographic Concentration

At November 9, 2004 we operated a total of 44 stores, 40 of which are located in New England.  As a result, a severe or prolonged regional recession or regional changes in demographics, employment levels, population, weather patterns, real estate market conditions or other factors specific to the New England region may adversely affect us more than a company that is more geographically diverse.

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

•                  general economic and other developments affecting consumer confidence or spending patterns, particularly in the New England region; and

•                  compliance with evolving federal securities, accounting, and stock exchange rules and regulations applicable to publicly-traded companies listed on the American Stock Exchange.

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

Revenues Recognition

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

During the fourth quarter of 2003, the composition of our Board of Directors changed such that holders of our convertible preferred stock or the designates of our preferred stockholders no longer constituted a majority of our Board members.  This change in the composition of our Board of Directors has permitted us to present our convertible preferred stock in equity in the accompanying balance sheets as of September 25, 2004 and December 27, 2003 at its respective carrying values, as the redemption is deemed under EITF Topic D-98 to be solely within our control under these changed circumstances.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and are depreciated on the straight-line method over the estimated useful lives of the assets.  At the beginning of fiscal 2004 we adopted a new policy for estimating the useful life of fixed assets which extended the useful life of equipment, furniture and fixtures and point-of-sale specific computer hardware and software.  Expenditures for maintenance and repairs are charged to operations as incurred.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Our actual results could differ from our estimates.

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

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued its Exposure Draft, Share-Based Payment, which is a proposed amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation.  Generally, the approach in the Exposure Draft is similar to the approach described in Statement 123.  However, the Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The FASB expects to issue a final standard late in 2004 that would be effective for public companies (and for nonpublic companies that currently use the fair value method, rather than the minimum value method, for recognition or disclosure purposes) for interim or annual fiscal periods beginning after June 15, 2005.  We are presently studying the Exposure Draft in anticipation of its adoption next year, the impact of which is not known or reasonably estimable at this time.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our market risk exposure since the filing of our Annual Report on Form 10-K.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 25, 2004.  In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on this evaluation, our CEO and CFO concluded that, as of September 25, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls.  No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 25, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

On November 3, 2004, we furnished a Current Report on Form 8-K under Item 2.02 containing a press release announcing our financial results for the fiscal quarter ended September 25, 2004 and sales for October 2004.

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

Dated: November 9, 2004

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