Form 10-K
period 2004-12-25
IPARTY CORP
filed 2005-03-25
CIK 1078383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 25, 2004

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

On June 26, 2004, the aggregate market value of the voting common equity of the registrant (consisting of common stock, $.001 par value (the “common stock”)) held by nonaffiliates of the registrant was approximately $14,091,685 based on the closing price for such common stock on said date as reported by the American Stock Exchange.  On March 21, 2005 there were 22,115,239 shares of common stock, $.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual stockholders’ meeting to be held June 8, 2005 are incorporated by reference into Part III.

PART I

ITEM 1.  BUSINESS

General

We believe we are a leading brand in the party industry in the markets we serve and a leading resource in those markets for consumers seeking party goods, party planning advice and relevant information.  We are a party goods retailer operating stores throughout New England, where 41 of our 45 retail stores are located.  We also license the name iParty.com (at www.iparty.com) to a third party in exchange for royalties, which to date have not been significant.  We generated $64.3 million in total revenues and $1.0 million of net income in fiscal 2004.

Our 45 retail stores are located predominantly in New England with 23 stores in Massachusetts, 7 in Connecticut, 5 in New Hampshire, 3 in Rhode Island, 2 in Maine and 1 in Vermont.  We also operate 4 stores in Florida.  Our stores range in size from approximately 8,000 square feet to 20,300 square feet and average approximately 9,800 square feet in size.  We lease our properties, typically for 10 years and usually with options from our landlords to renew our leases for an additional 5 or 10 years.

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

Our business has a seasonal pattern.  In the past two years we have realized approximately 37% of our annual revenues in our fourth quarter, which includes Halloween and Christmas, and approximately 24% of our revenues in the second quarter, which includes school graduations.  Also, during these past two years, we have had net income in our second and fourth quarters and generated losses in our first and third quarters.

Our executive offices are located at 270 Bridge Street, Suite 301, Dedham, Massachusetts, 02026.  Our phone number is (781) 329-3952.  Our licensed website is located at www.iparty.com.  The information on our licensed website is not a part of this Annual Report.

Where a reference is made in this Annual Report to a particular year or years, it is a reference to our 52-week fiscal year, unless the context indicates otherwise.  For example, “2004” refers to our 52-week fiscal year ended December 25, 2004, “2003” refers to our 52-week fiscal year ended December 27, 2003 and “2002” refers to our 52-week fiscal year ended December 28, 2002.

Organization

While we are presently a party goods retail chain operating 45 stores, when we were first incorporated as iParty Corp. (“iParty”) on March 12, 1998 we were an Internet-based merchant of party goods and services.  On July 2, 1998, iParty Corp. merged into WSI Acquisitions, Corp. and began trading on the OTC Bulletin Board under ticker symbol “IPTY”.  On January 2, 2000, iParty Corp. was listed on the American Stock Exchange under ticker symbol “IPT”.

On August 3, 2000, iParty Retail Stores Corp. (“iParty Retail”) was incorporated as a wholly-owned subsidiary of iParty Corp. to operate a chain of retail stores selling party goods.  On August 15, 2000, iParty Retail acquired inventory, fixed assets and the leases of 33 retail stores from The Big Party Corporation (“The Big Party”), a privately-held company which was operating under bankruptcy protection, in exchange for cash and the assumption of certain liabilities.  This acquisition was approved on August 16, 2000 by the United States Bankruptcy Court for the District of Delaware.  We subsequently opened an additional 11 stores through December 25, 2004 and one store since the end of fiscal 2004.

On July 8, 2003, we signed an agreement with Taymark, Inc. (“Taymark”) to license the iParty.com name to Taymark.  In return, Taymark pays us a 15% royalty on all net sales realized through its operation of www.iparty.com.  The term of this agreement is for a period of two (2) years, unless sooner terminated.  If this agreement is not terminated, it is automatically renewed for successive one-year periods.  Previously, we operated the website with Taymark under a fulfillment agreement.

Capital Structure

Our capital structure currently consists of common stock and five series of convertible preferred stock.  We have also issued warrants and we have a stock option plan.

Our common stock has a par value of $0.001 per share.  We have 150,000,000 shares of common stock authorized, 22,092,717 of which were issued and outstanding as of December 25, 2004.  These shares are listed on the American Stock Exchange and trade under the symbol “IPT”.

We currently have five different series of convertible preferred stock, Series B-F.  On January 13, 2004 all 1,000,000 shares of our Series A convertible preferred stock were converted into 1,000,000 shares of common stock.  Each share of Series B convertible preferred stock is presently convertible into 12.870 shares of common stock.  Each share of Series C convertible preferred stock is presently convertible into 13.106 shares of common stock.  Each share of Series D convertible preferred stock is presently convertible into 14.055 shares of common stock.  Each share of Series E convertible preferred stock is presently convertible into 10.359 shares of common stock.  Each share of Series F convertible preferred stock is presently convertible into 10.367 shares of common stock.  We had a total of 1,268,413 shares of convertible preferred stock outstanding as of December 25, 2004, which were convertible into 15,613,426 shares of common stock at that date.  Our convertible preferred stock is presented on our balance sheet at its carrying value, which was $14,308,002 at December 25, 2004.

We also have a stockholder rights plan (the “rights plan”).  The rights plan associates rights to our capital stock, such that each share of our common stock is entitled to one right and each share of our preferred stock is entitled to such number of rights equal to the number of common shares into which it is convertible.  The rights will become exercisable only in the event that, with certain exceptions, an acquiring party accumulates 10 percent or more of our voting stock or if a party announces an offer to acquire 15 percent or more of our voting stock.  When exercisable, each right entitles the holder to purchase from us one one-hundredth of a share of a new series of Series G junior preferred stock at an initial purchase price of $2.00, subject to adjustment.  In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either iParty Corp. stock or shares in an “acquiring entity” at half of market value.

The holders of our convertible preferred stock have a liquidation preference senior to the holders of our common stock.  In the event of liquidation, our convertible preferred stockholders would be entitled to a liquidation value, which was $18,761,700 at December 25, 2004.  This amount is in excess of the carrying value of the preferred stock due to amounts allocated to warrants, which were issued in connection with certain issuances of our convertible preferred stock.  The difference of approximately $4.5 million is being accreted when and if a liquidation event occurs.  The holders of our Series B-F convertible preferred stock are also entitled to anti-dilution protection in the event we issue common stock, or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock, at a price below their conversion prices.

The Series B-F preferred stockholders are entitled to participate in dividends when and if declared by our Board of Directors.

We have also issued warrants in connection with the issuance of certain convertible preferred stock and certain licensing and marketing arrangements.  At December 25, 2004 we had 8,431,651 warrants outstanding, which were exercisable for 13,011,215 shares of our common stock.  Substantially all of the warrants contain anti-dilution provisions.  Their conversion prices would be adjusted in the event we issue common stock, or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock, at a price below their exercise prices.  There are 7,903,441 warrants scheduled to expire in August 2005, representing 94% of the total warrants outstanding at December 25, 2004.

Under our stock option plan we are authorized to grant options to purchase up to 11,000,000 shares of our common stock.  At December 25, 2004, we had options outstanding that were exercisable for the purchase of 10,031,817 shares of common stock.

The following chart summarizes our capital structure at December 25, 2004.

	Number of Shares/ Warrants/ Options Outstanding	Conversion/ Exercise Ratios	Total Common Shares Issued and Issuable (1)	Weighted Average Exercise Price per Common Share Issuable	Liquidation Value
Common stock	22,092,717		22,092,717		$—

Series B convertible preferred stock	507,460	12.870	6,531,105		10,149,200
Series C convertible preferred stock	100,000	13.106	1,310,600		2,000,000
Series D convertible preferred stock	250,000	14.055	3,513,750		5,000,000
Series E convertible preferred stock	296,667	10.359	3,073,168		1,112,500
Series F convertible preferred stock	114,286	10.367	1,184,803		500,000
Total convertible preferred stock	1,268,413		15,613,426		18,761,700

Warrants	528,210	1.000	528,210	$3.79	—
Warrants	5,223,512	1.600	8,357,619	1.25	—
Warrants	500,000	1.600	800,000	1.25	—
Warrants	929,929	1.600	1,487,886	1.25	—
Warrants	1,250,000	1.470	1,837,500	1.36	—
Total warrants	8,431,651		13,011,215		—

Stock options	10,031,817	1.000	10,031,817	$0.96	—

Total			60,749,175		$18,761,700

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

Barriers to entry are minimal.  New competitors can open new stores and/or launch new Internet sites at a relatively low cost.  However, we believe that the costs to remain competitive in the party supplies retailing business can be significant.  These costs include the hiring of human resources with industry knowledge and the marketing costs associated with building a widely recognized brand.

Certain Risks Associated with the Party Supplies Industry and Our Business

Party supplies businesses are often affected by general economic developments affecting consumer confidence or spending patterns, especially the conditions in existence during the Halloween season, which is usually the most important season for the party supplies industry, the availability of retail store space on reasonable lease terms, the cost and availability of labor, availability of products and the type, number and location of competing retailers.  In addition, factors such as increased cost of goods, increased cost of raw materials, such as petroleum based products, which are important components of our vendors’ costs, increased cost of gasoline, which affects freight costs, unseasonable weather and the potential scarcity of experienced management and hourly employees may also adversely affect the party supplies industry in general and our results of operations and financial condition in particular.  We are subject to all of these risks, particularly as they relate to the New England region, since 41 of our stores are located in this area.  For a more complete list of the risk factors affecting our business, please see the Cautionary Statements and Risk Factors text within Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations, within this Annual Report.

Intellectual Property

We hold trademarks for “iParty” and “iParty.com” issued by the U.S. Patent and Trademark Office.  Trademark registrations for “iParty” were issued on February 19, 2002 and August 26, 2003 under U.S. registration No. 2,541,025 and No. 2,756,735.  The trademark registration for “iParty.com” was issued on November 12, 2002 under U.S. registration No. 2,649,801.

Employees

As of March 1, 2005 we had 249 full-time employees and 598 part-time employees.  None of these employees are represented by a labor union, and we consider our relationship with our employees to be good.

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

ITEM 2.  PROPERTIES

The following table identifies the number of our stores operating as of December 25, 2004, December 27, 2003 and December 28, 2002, by state.

	Number of Stores, for the fiscal year ended
	Dec 25, 2004			Dec 27, 2003			Dec 28, 2002
States	End of Period	Closings	Openings	End of Period	Closings	Openings	End of Period	Closings	Openings
Connecticut	6	—	—	6	—	1	5	—	—
Florida	4	—	1	3	—	—	3	—	—
Maine	2	—	1	1	—	—	1	—	—
Massachusetts	23	—	2	21	—	2	19	—	1
New Hampshire	5	—	1	4	—	—	4	—	1
Rhode Island	3	—	—	3	—	—	3	—	—
Vermont	1	—	1	—	—	—	—	—	—
Total	44	—	6	38	—	3	35	—	2

Since the end of 2004 we have opened one additional store, bringing our store count up to 45.  Our stores range in size from approximately 8,000 square feet to approximately 20,300 square feet and average approximately 9,800 square feet.  We lease all of our retail stores.  The leases generally provide for fixed minimum rentals, which typically increase periodically during the life of the lease, and, in some instances, contingent rentals based on a percentage of sales in excess of specified minimum sales levels, as well as related occupancy costs, such as property taxes and common area maintenance.  We lease our properties, typically for 10 years and usually with options from our landlords to renew our leases for an additional 5 or 10 years.

In addition to our 45 stores, we lease office space at 270 Bridge Street, Suite 301, Dedham, Massachusetts, 02026.  The lease, which expires November 30, 2011, is for 10,600 square feet of space and the monthly rent is $17,500.  We also lease office and retail space at 1457 VFW Parkway, West Roxbury, Massachusetts, 02132.  This lease, which expires December 31, 2012, is for 20,000 square feet of space.  The retail store at our West Roxbury location uses 10,688 square feet and the remainder is used primarily for our corporate training center.  The total monthly rent for the retail store and corporate office space is $17,100, subject to certain Consumer Price Index escalation clauses.  We believe that these spaces are adequate for our immediate needs.  However, we are currently evaluating whether we need to add approximately 3,000 square feet of office space within the next 12 months to support the growth of our business.

We believe that all properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings other than ordinary routine matters incidental to our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2004.

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

The following table sets forth the range of high and low sales prices on the American Stock Exchange for our common stock for each of the fiscal quarters of 2004 and 2003:

MARKET PRICE OF COMMON STOCK

Period	High	Low
2004
Fourth quarter	$0.89	$0.65
Third quarter	0.97	0.58
Second quarter	1.32	0.81
First quarter	1.63	0.78
2003
Fourth quarter	$1.34	$0.53
Third quarter	0.74	0.23
Second quarter	0.32	0.20
First quarter	0.26	0.13

The approximate number of record holders of our common stock as of March 21, 2005 was 117.  The number of record owners was determined from our stockholder records, and does not include beneficial owners of our common stock whose shares are held in the names of various security holders, dealers and clearing agencies.  We believe that the number of beneficial owners of our common stock held by others as or in nominee names exceeds 500 in number.

We have never paid a cash dividend on our shares of common stock and have no expectation of doing so for the foreseeable future.  Our existing line of credit agreement with Wells Fargo Retail Finance II, LLC generally prohibits the payment of any dividends or other distributions to any of our classes of capital stock.

ITEM 6.  SELECTED FINANCIAL DATA

	2004	2003	2002	2001	2000
Statement of Operations Data:
Revenues	$64,276,225	$56,697,246	$52,177,923	$47,983,404	$18,619,877
Operating costs:
Cost of products sold	35,826,820	31,758,625	30,420,475	28,966,573	11,734,011
Marketing and sales	21,176,925	18,363,193	16,527,832	15,345,744	18,456,073
General and administrative	6,335,067	5,516,273	5,245,867	5,522,688	3,502,169
Amortization of fulfillment partner warrant	—	—	—	—	4,532,930
Restructuring expenses	—	—	—	—	1,093,328
Loss resulting from abandonment of assets	—	—	—	—	5,784
Special charge	—	—	396,465	—	—
Stock option compensation expense	—	—	—	320,373	812,510

Operating income (loss)	937,413	1,059,155	(412,716)	(2,171,974)	(21,516,928)

Other income	382,500	—	—	—	—

Income (loss) before interest and taxes	1,319,913	1,059,155	(412,716)	(2,171,974)	(21,516,928)

Interest income	1,354	1,262	9,045	117,431	733,163
Interest expense	(225,074)	(212,227)	(280,898)	(381,763)	(149,346)

Income (loss) before taxes	1,096,193	848,190	(684,569)	(2,436,306)	(20,933,111)

Income taxes	105,000	97,233	—	—	—

Net income (loss)	$991,193	$750,957	$(684,569)	$(2,436,306)	$(20,933,111)

Net income (loss) available to common stockholders	$991,193	$750,957	$(774,719)	$(2,436,306)	$(23,182,465)

Income (loss) per share:
Basic	$0.03	$0.02	$(0.04)	$(0.18)	$(1.85)
Diluted	$0.02	$0.02	$(0.04)	$(0.18)	$(1.85)

Net income (loss) per share available to common stockholders
Basic	$0.03	$0.02	$(0.05)	$(0.18)	$(2.05)
Diluted	$0.02	$0.02	$(0.05)	$(0.18)	$(2.05)

Weighted-average shares outstanding:
Basic	37,649,400	36,683,142	16,219,436	13,411,866	11,321,578
Diluted	41,517,036	38,868,484	16,219,436	13,411,866	11,321,578

Other Data:
Net cash provided by (used in) operating activities	$129,690	$1,368,798	$581,930	$(2,616,844)	$(14,159,135)
Net cash used in investing activities	(2,121,134)	(1,166,258)	(775,147)	(210,738)	(4,086,471)
Net cash provided by (used in) financing activities	1,306,130	(86,412)	120,476	224,412	4,574,556
Capital expenditures (1)	2,121,134	1,166,258	775,147	210,738	202,059

	Dec 25, 2004	Dec 27, 2003	Dec 28, 2002	Dec 29, 2001	Dec 30, 2000
Balance Sheet Data:
Working capital	$3,236,148	$4,178,436	$4,021,692	$4,841,696	$6,455,832
Total assets	19,479,937	15,151,980	13,815,883	14,533,218	16,343,053
Total long-term liabilities and convertible preferred stock (2)	1,268,452	406,469	19,266,414	20,929,419	23,458,131

(1)  Capital expenditures exclude assets acquired under capital leases.

(2)  The holders of our Series A-F convertible preferred stock have the right to a liquidation preference, which was not considered under our control in 2002, 2001 and 2000.  Therefore their carrying values have been excluded from stockholders’ equity for these periods.  Their carrying values are included in stockholders’ equity in 2004 and 2003 as redemption is deemed to be solely within our control.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related Notes included below.

Overview

At the end of 2004 we operated 44 retail stores, including 40 in New England and 4 in Florida, and for the year we had net income of approximately $1.0 million, our second consecutive year of being profitable.  We opened six new stores in 2004, twice as many as we had opened in 2003.  In 2004 we also achieved a 4.6% increase in comparable stores sales, defined as sales from those stores open for at least one full year.  This marks our third consecutive year of solid comparable store sales growth.

The year began positively, with a 10.6% increase in comparable store sales in our first quarter.  The New England Patriots run to the Super Bowl in January 2004 elevated interest in the game within the New England region beyond normal levels and we took advantage of this opportunity by supplementing our regular inventory of party supplies with special New England Patriots and Super Bowl merchandise, all of which sold well.  The year also ended on a positive note, with a 5.1% increase in comparable store sales in the fourth quarter, when most of our Halloween season business occurs.  We were pleased by these results because this year’s Halloween season followed a positive Halloween season in 2003, which led to a 12.6% increase in comparable store sales in the fourth quarter of that year.  Halloween is our most important season and our organization met or exceeded our management’s expectations in order to achieve these positive results.

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

In early 2004 we began the development of a new point-of-sale system.  The new system was rolled out to our stores in the June-July timeframe and the system was in operation for our Halloween season.  The new system is designed to allow us to achieve greater operating efficiencies and improve customer service.  We believe that it allowed us to handle the peak sales volumes we experienced during the Halloween season better than the system it replaced.

We believe that all of these accomplishments have positioned us for continued success.  Our goals in 2005 include opening as many as seven new stores during the year, including the one new store that we opened since the end of fiscal 2004.

Cautionary Statements and Risk Factors

Certain statements in this Annual Report, and particularly this management discussion and analysis, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The words “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  Forward-looking statements included in this Annual Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (“SEC”), reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements.  Such future results are based upon our best estimates based upon current conditions and the most recent results of operations.

Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this Annual Report.  These include, but are not limited to, the following:

•                  the success or failure of our efforts to implement our business strategy

•                  our inability to obtain additional financing, if required

•                  third-party suppliers’ failure to fulfill their obligations to us

•                  unseasonable weather

•                  intense competition

•                  the availability of retail store space on reasonable lease terms

•                  the failure of any of our systems, including, without limitation, our newly-installed point-of-sale system and our merchandise management system, the latter of which was developed by a vendor who is no longer in business

•                  any problems affecting our third-party suppliers and

•                  general economic and other developments affecting consumer confidence or spending patterns, particularly in the New England region and particularly during the Halloween season, which is our single most important season.

Fiscal 2004 Compared to Fiscal 2003

Revenues

Our consolidated revenues for 2004 were $64,276,225, an increase of $7,578,979, or 13.4% from the prior year.  Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.  This increase was due to an increase of 4.6% in comparable stores sales, sales from six new stores that opened in 2004 and sales from three new stores that opened in 2003 which were not included in comparable stores sales in 2004 until they had been open for one full year.  The increase in comparable stores sales was largely attributable to a stronger Halloween season compared to the prior year.

Cost of products sold

In 2004 our consolidated cost of products sold was 55.7% of revenues, a decrease of 0.3 percentage points from the prior year.  Cost of products sold consists of the cost of merchandise sold to customers and the occupancy costs for our stores.  This decrease was primarily attributable to the elimination of costs of products sold for our Internet business, which was licensed to a third party in 2003 in exchange for royalties under a license agreement.

Marketing and sales expense

Our consolidated marketing and sales expense for 2004 was $21,176,925 or 32.9% of revenues, an increase of $2,813,732, or 0.5 percentage points, as a percentage of revenues, from the prior year.  Marketing and sales expense consists primarily of all store payroll and related expenses for personnel engaged in marketing and selling activities, as well as advertising, public relations and promotional expenditures.

This increase, as a percentage of revenues, was due to store payroll and other expenses related to marketing and sales in our new stores, which run at a higher than normal rate until they reach maturity.  Our experience has been that it usually takes about eighteen months after opening for a store to reach maturity.

General and administrative expense

Our consolidated general and administrative (“G&A”) expense for 2004 was $6,335,067 or 9.9% of revenue, an increase of $818,794, or 0.1 percentage points, as a percentage of revenues, from the prior year.  G&A expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.

The increase in G&A costs was attributable to rate increases in payroll-related costs, such as unemployment insurance, health insurance and workers’ compensation insurance, and start-up costs associated with implementing our new point-of-sale system.

Other income

In 2004 we reached a settlement with a third party in connection with the special charge previously recorded in fiscal year 2002.  We recorded the net settlement of $382,500 as other income.

Interest expense

Our interest expense was $225,074 in 2004, an increase of $12,847 from the prior year.  This increase was due to higher average borrowings that were largely offset by lower interest rates.

Income taxes

In 2004 our provision for income taxes was $105,000, which included $20,000 for federal alternative minimum taxes and $85,000 for state income taxes.  We were able to utilize approximately $923,000 of net operating loss carryforwards for federal income tax purposes in 2004, which were fully reserved for in the prior year due to the uncertainty of future taxable income.

At the end of 2004 we had estimated net operating loss carryforwards of approximately $23.0 million, which begin to expire in 2018.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards may be subject to annual limitations based upon certain ownership changes of our stock that may have occurred or that may occur.

Fiscal 2003 Compared to Fiscal 2002

Revenues

Our consolidated revenues for 2003 were $56,697,246, an increase of $4,519,323, or 8.7% from the prior year.  Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.  This increase was due to an increase of 4.8% in comparable stores sales, sales from three new stores that opened in 2003 and sales from two new stores that opened in 2002 which were not included in comparable stores sales in 2003 until they had been open for one full year.  The increase in comparable stores sales was largely attributable to a stronger Halloween season compared to the prior year.

Cost of products sold

In 2003 our consolidated cost of products sold was 56.0% of revenues, a decrease of 2.3 percentage points from the prior year.  Cost of products sold consists of the cost of merchandise sold to customers and the occupancy costs for our stores.  This decrease was primarily attributable to improved vendor pricing and terms.

In 2003, we refined our methodology for accounting for vendor rebates, discounts and freight.  We also continued to refine our methodology for estimating an appropriate allowance for obsolete and excess inventory.  The net impact of these adjustments increased 2003 pre-tax income by $141,757, net income by $125,455 and had no impact on basic and diluted earnings per share.

Marketing and sales expense

Our consolidated marketing and sales expense for 2003 was $18,363,193 or 32.4% of revenues, an increase of $1,835,361, or 0.7 percentage points, as a percentage of revenues, from the prior year.  Marketing and sales expense consists primarily of advertising, public relations and promotional expenditures, as well as all store payroll and related expenses for personnel engaged in marketing and selling activities.

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

General and administrative expense

Our consolidated general and administrative (“G&A”) expense for 2003 was $5,516,273 or 9.7% of revenue, an increase of $270,406 and decrease of 0.3 percentage points, as a percentage of revenues, from the prior year.  G&A expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.

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

Income taxes

In 2003 our provision for income taxes was $97,233, which included $30,000 for federal alternative minimum taxes and $67,233 for state income taxes.  When we filed our 2003 Annual Report on Form 10-K we reported that we were able to utilize approximately $997,000 of net operating loss carryforwards for federal income tax purposes in 2003, which were fully reserved for in the prior year due to the uncertainty of future taxable income. This amount was based on preliminary projections of tax liability and it was revised to $792,000 upon subsequent completion of our final tax returns for 2003.

When we filed our 2003 Annual Report on Form 10-K we reported that at the end of 2003 we had estimated net operating loss carryforwards of approximately $23.7 million, which begin to expire in 2018.  This amount was based on preliminary projections of tax liability and it was revised to $23.9 million upon subsequent completion of our final tax returns for 2003.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards may be subject to annual limitations based upon certain ownership changes of our stock that may have occurred or that may occur.

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

During each interim reporting period we estimate the impact on cost of products sold associated with inventory shortage.  The actual inventory shortage is determined upon reconciliation of the annual physical inventory, which occurs shortly after our year ends, and an adjustment to cost of products sold is recorded at the end of the fourth quarter to recognize the difference between the estimated and actual inventory shortage for the full year.  The adjustment in the fourth quarter of 2004 included an estimated reduction of $149,316 to the cost of products sold during the previous three quarters.  The adjustment in the fourth quarter of 2003 included an estimated reduction of $145,983 to the cost of products sold during the previous three quarters.

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

In 2003, we refined our methodology for accounting for vendor rebates, discounts and freight and for estimating an appropriate allowance for obsolete and excess inventory.  The net impact of these adjustments increased pre-tax income by $141,757, net income by $125,455 and had no impact on basic and diluted earnings per share.

Revenue Recognition

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.  We estimate returns based upon historical return rates and such amounts have not been significant.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and are depreciated on the straight-line method over the estimated useful lives of the assets.  At the beginning of fiscal 2004 we adopted a new policy for estimating the useful life of fixed assets which extended the useful life of equipment and furniture and fixtures.  Changing the estimated life of the assets in these categories as of the beginning of the year reduced depreciation expense by approximately $130,885.  Net income in 2004 would have been $0.02 per basic and diluted share if this change in estimating the useful life of fixed assets had not been adopted.  Expenditures for maintenance and repairs are charged to operations as incurred.

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

We review each store for impairment indicators annually, considering operating results and cash flows.  We are not aware of any impairment indicators for any of our stores at December 25, 2004.

Income Taxes

Historically, we have not recognized an income tax benefit for our losses.  Accordingly we record a valuation allowance against our deferred tax assets because of the uncertainty of future taxable income and the realizability of the deferred tax assets.  Should we determine that we will be able to realize our deferred tax assets in the future, an adjustment to our deferred tax assets would increase income in the period we made such a determination.  The value of our deferred tax assets was $9,675,000 at December 25, 2004, which has been fully reserved.

Previous Restatement of Financial Information and Balance Sheet Presentation of Series A-F Convertible Preferred Stock

The holders of our various series of convertible preferred stock have the right to a liquidation preference, which previously could have been exercised under certain events not within our control.  In accordance with EITF Topic D-98, we have included the respective equity securities outside of permanent stockholders’ deficit in our accompanying table of selected financial data as of December 28, 2002, December 29, 2001 and December 30, 2000 at their respective carrying values.

During the fourth quarter of 2003, the composition of our Board of Directors changed such that holders of our convertible preferred stock or the designates of our preferred stockholders no longer constituted a majority of our Board members.  This change in the composition of our Board of Directors has permitted us to present our convertible preferred stock in equity in the accompanying balance sheets as of December 25, 2004 and December 27, 2003, at their respective carrying values as the redemption is deemed to be solely within our control.

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

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123.  However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.

We must adopt SFAS 123(R) no later than July 1, 2005.  Early adoption will be permitted in periods in which financial statements have not yet been issued.  We expect to adopt SFAS 123(R) on July 1, 2005.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•                  A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

•                  A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We have not yet determined which method we will use.

As permitted by SFAS 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options.  Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position.  The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and net loss per share in Note 2 to the consolidated financial statements.

In February 2005, the Chief Accountant of the SEC issued a letter clarifying his staff’s interpretation of certain accounting issues and their application under generally accepted accounting principles (“GAAP”) relating to operating leases.  In summary, their interpretation is that (1) leasehold improvements should be amortized by the lessee over the shorter of their economic lives or the lease term, which could include lease renewal terms when the renewals are “reasonably assured,” (2) free or reduced rents should be recognized by the lessee on a straight-line basis over the lease term (including any free or reduced rent period) and (3) the statement of cash flows should reflect cash received from the lessor that is accounted for as a lease incentive within operating activities and the acquisition of leasehold improvements for cash within investing activities.  These positions are based upon existing accounting literature.  We believe that our present accounting policies are consistent with the positions described by the Chief Accountant and his staff in this letter.  Our policy is to amortize leasehold improvements for 10 years or the life of the lease, whichever period is shorter.  Our policy is to amortize free or reduced rent on a straight-line basis over the lease term (including any free or reduced rent periods).  We generally do not enter into agreements that involve receiving cash from lessors/landlords.

Liquidity and Capital Resources

Our operating activities provided $129,690 in net cash in 2004 compared to $1,368,798 in 2003, a decrease of $1,239,108, which was due to our growth in inventory, partially offset by an increase in net income.  The increase in net cash used in inventory was primarily for the six new stores we opened in 2004.

In 2004, we financed $309,000 of premiums related to property and casualty insurance at a fixed interest rate of 4.25% with a maturity date of May 2005.  During the period we also financed $129,200 of premiums related to directors and officers insurance at a fixed interest rate of 5.62% with a maturity date of January 2005.  The remaining insurance premium payments and annual insurance expenses are recorded in accrued expenses and prepaid expenses.

We invested cash in property and equipment, including new store capital expenditures, totaling $2,121,134 in 2004 and $1,166,258 in 2003.  The cash invested in 2004 included approximately $1,587,000 for fixed assets associated with new stores, $347,000 for improvements to other stores and $187,000 for all other capital expenditures.  The increase in capital expenditures was largely due to the addition of six new stores in 2004 compared to three new stores in 2003.

During 2004 we also acquired assets under capital leases totaling $1,302,681 for a new point-of-sale system.  The capital lease obligations outstanding at December 25, 2004 were $1,162,367.

We generated $1,306,130 in net cash from financing activities in 2004 compared to using $86,412 in net cash in financing activities in 2003.  We increased our borrowings under our line of credit by $1,497,019 in 2004 compared to an increase of $283,933 in 2003, largely to finance capital expenditures for new stores.

At December 25, 2004 we had a line of credit (“the line”) with Wells Fargo Retail Finance II, LLC.  The line was amended on January 2, 2004.  The amendment extended the maturity date of our line to January 2, 2007, eliminated the minimum interest rate of 6.5%, established a new interest rate at the bank’s base rate plus 50 basis points and added an option to increase the line in increments of $2,500,000 beyond the previous limit of $7,500,000, to a limit of $12,500,000, upon 15 days written notice, as long as we are in compliance of debt covenants and the provisions of the loan agreement.  Our inventory and accounts receivable secure our line.

The amended agreement includes a financial covenant requiring us to maintain a minimum availability under the line in the amount of 5% of the credit limit, which at the current limit of $7,500,000, is $375,000.  If we adjust the credit limit in the future, the minimum availability would be 5% of the adjusted credit limit.  The amended agreement also has a covenant that requires us to limit our capital expenditures to within 110% of those amounts included in our business plan, which may be updated from time to time.  At December 25, 2004, we were in compliance with these financial covenants.  The line generally prohibits the payment of any dividends or other distributions to any of our classes of capital stock.

The amount outstanding under our line was $5,257,690 as of December 25, 2004 and $3,760,671 on December 27, 2003.  The interest rate on these borrowings was 5.75% at December 25, 2004 and 6.5% at December 27, 2003.  The outstanding balances under the line are classified as current liabilities in the accompanying consolidated balance sheets since we are required to apply daily lock box receipts to reduce the amount outstanding.  At December 25, 2004, we had approximately $305,000 of additional availability under the line.  In the third quarter of fiscal 2004, we established a letter of credit for $356,000 with Wells Fargo Bank, N.A. associated with the leasing of our new point-of-sale system.  This $356,000 letter of credit was outstanding at December 25, 2004.

Our prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, economic conditions, and contractual matters.  We expect our capital expenditures for 2005 to be primarily related to new stores, store improvements and other technology advancements in support of growth and operational enhancements.

Contractual obligations at December 25, 2004 were as follows:

	Payments Due By Period
	Within 1 Year	Within 2 - 3 Years	Within 4 - 5 Years	After 5 Years	Total
Line of credit	$5,257,690	$—	$—	$—	$5,257,690
Capital lease obligations	365,674	796,693	—	—	1,162,367
Operating leases (including retail space leases)	7,223,873	12,591,761	8,398,162	14,601,593	42,815,389
Total contractual obligations	$12,847,237	$13,388,454	$8,398,162	$14,601,593	$49,235,446

In addition, at December 25, 2004, we had outstanding purchase orders totaling approximately $216,000 for the acquisition of inventory that was scheduled for delivery after December 25, 2004.

We believe, based on our current operating plan, that anticipated cash from operations and borrowings available under the existing line of credit will be sufficient to fund our operations and working capital requirements for the next 12 months.  Our current operating plan includes the opening of up to seven additional new stores in 2005, including the one new store that we opened since the end of fiscal 2004.

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

Acquisitions

We operate in a largely un-branded business arena that has many small players.  As a result, we may consider growing our business through acquisitions of other entities.  Any determination to make an acquisition will be based upon a variety of factors, including, without limitation, the purchase price and other financial terms of the transaction, the business prospects, geographical location and the extent to which any acquisition would enhance our prospects.  We presently have no plans, agreements, understandings, or arrangements with respect to any acquisitions.

Stockholder Rights Plan

On November 9, 2001, we announced that our Board of Directors adopted a stockholder rights plan (the “rights plan”).  Under the rights plan each share of our capital stock outstanding at the close of business on November 9, 2001 and each share of our capital stock issued subsequent to that date has a right associated with it, such that each share of our common stock is entitled to one right and each share of our preferred stock is entitled to such number of rights equal to the number of common shares into which it is convertible.  The rights will become exercisable only in the event that, with certain exceptions, an acquiring party accumulates 10 percent or more of our voting stock or if a party announces an offer to acquire 15 percent or more of our voting stock.  The rights expire on November 9, 2011.  When exercisable, each right entitles the holder to purchase from us one one-hundredth of a share of a new series of Series G junior preferred stock at an initial purchase price of $2.00, subject to adjustment.  In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either iParty Corp. stock or shares in an “acquiring entity” at half of market value.  We generally will be entitled to redeem the rights at $0.001 per right at any time until the date on which a 10 percent position in our voting stock is acquired by any person or group.  Until a right is exercised, the holder of a right will have no rights as a stockholder of iParty solely by virtue of being a rights holder, including, without limitation, the right to vote or receive dividends.

Effects of Inflation

We do not view the effects of inflation to have a material effect upon our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 25, 2004.  In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on this evaluation, our CEO and CFO concluded that, as of December 25, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and

CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Attestation Report of the Registered Public Accounting Firm.  We are not an accelerated filer, as such term is defined in Rule 12b-2 under the Securities Exchange Act.  Accordingly, the attestation report of our independent registered public accounting firm on our management's assessment of our internal control over financial reporting is not required to be included in this Annual Report on Form 10-K.

(c)  Changes in Internal Controls.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended December 25, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to our directors is incorporated herein by reference to the sections entitled “Proposal 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Company’s definitive proxy statement which will be filed no later than 120 days after December 25, 2004.

We have adopted a written code of business conduct and ethics that applies to all our directors, officers and employees.  We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics on the Investor Relations page of our website which is located at www.iparty.com.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by Item 11 is incorporated herein by reference to the Sections entitled “Proposal 1—Election of Directors—Director Compensation” and “Executive Compensation” of our definitive proxy statement which will be filed no later than 120 days after December 25, 2004.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information related to security ownership required by Item 12 is incorporated herein by reference to the Section entitled “Stock Ownership” of our definitive proxy statement which will be filed no later than 120 days after December 25, 2004.

Securities authorized under equity compensation plans as of December 25, 2004, were as follows:

EQUITY COMPENSATION PLAN INFORMATION

	Column a	Column b	Column c
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuances under Equity Compensation Plans (Excluding Securities Reflected in Column a)
Equity compensation plans approved by security holders	10,031,817	$0.96	595,013
Equity compensation plans not approved by security holders	—	—	—
Total	10,031,817	$0.96	595,013

Under the iParty. Corp. Amended and Restated 1998 Incentive and Nonqualified Stock Option Plan we are authorized to grant options for the purchase of up to 11,000,000 shares of our common stock.  As of December 25, 2004, 373,170 shares had been issued pursuant to the exercise of previously issued stock options.  As of December 25, 2004, there were options outstanding to purchase 10,031,817 shares of our common stock.  Consequently, as of December 25, 2004, options for the purchase of up to 595,013 common shares remain available for future grants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 is incorporated herein by reference to the section entitled “Executive Compensation–Certain Relationships and Related Transactions” of our definitive proxy statement which will be filed no later than 120 days after December 25, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated herein by reference to the section entitled “Independent Public Accountants” of our definitive proxy statement which will be filed no later than 120 days after December 25, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)                      1. Financial statements:

For a listing of consolidated financial statements which are included in this document, see page F–1.

2. Financial Statement Schedules:

All schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3. Exhibits:

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference.

(b)                     Exhibits:

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference.

(c)                      Financial Statement Schedules:

Included in Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPARTY CORP.

By:	/s/ SAL PERISANO
Sal Perisano
Chairman of the Board and
Chief Executive Officer

Dated: March 25, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ SAL PERISANO	Chairman of the Board and	March 25, 2005
Sal Perisano	Chief Executive Officer
(Principal Executive Officer)

/s/ PATRICK FARRELL	President and Chief Financial Officer	March 25, 2005
Patrick Farrell	(Principal Financial Officer and Principal
Accounting Officer)

/s/ DANIEL DE WOLF	Director	March 25, 2005
Daniel De Wolf

/s/ FRANK HAYDU	Director	March 25, 2005
Frank Haydu

/s/ LORENZO ROCCIA	Director	March 25, 2005
Lorenzo Roccia

/s/ ERIC SCHINDLER	Director	March 25, 2005
Eric Schindler

/s/ JOSEPH VASSALLUZZO	Director	March 25, 2005
Joseph Vassalluzzo

/s/ CHRISTINA WEAVER-VEST	Director	March 25, 2005
Christina Weaver-Vest

iPARTY CORP.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

iParty Corp.

We have audited the accompanying consolidated balance sheets of iParty Corp. and subsidiaries as of December 25, 2004 and December 27, 2003, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iParty Corp. and subsidiaries at December 25, 2004 and December 27, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 25, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 24, 2005

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED BALANCE SHEETS

	Dec 25, 2004	Dec 27, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,757,157	$2,442,471
Restricted cash	561,407	533,284
Accounts receivable	700,961	487,934
Inventory, net	11,400,971	9,423,463
Prepaid expenses and other assets	476,046	483,925
Total current assets	14,896,542	13,371,077
Property and equipment, net	4,483,705	1,694,140
Other assets	99,690	86,763
Total assets	$19,479,937	$15,151,980

LIABILITIES AND STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,421,195	$3,095,848
Accrued expenses	2,615,835	2,306,902
Current portion of capital lease obligations	365,674	29,220
Borrowings under line of credit	5,257,690	3,760,671
Total current liabilities	11,660,394	9,192,641

Long-term liabilities:
Capital lease obligations, net of current portion	796,693	260
Other liabilities	471,759	406,209
Total long-term liabilities	1,268,452	406,469

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock - $.001 par value; 10,000,000 shares authorized,
Series A convertible preferred stock - 1,000,000 shares authorized, 0 and 1,000,000 issued and outstanding at December 25, 2004 and December 27, 2003, respectively (aggregate liquidation value of $0 at December 25, 2004)	—	1,000,000
Series B convertible preferred stock - 1,150,000 shares authorized; 507,460 and 611,080 shares issued and outstanding at December 25, 2004 and December 27, 2003, respectively (aggregate liquidation value of $10,149,200 at December 25, 2004)	7,551,002	9,092,870
Series C convertible preferred stock - 100,000 shares authorized, issued and outstanding (aggregate liquidation value of $2,000,000 at December 25, 2004)	1,492,000	1,492,000
Series D convertible preferred stock - 250,000 shares authorized, issued and outstanding (aggregate liquidation value of $5,000,000 at December 25, 2004)	3,652,500	3,652,500
Series E convertible preferred stock - 533,333 shares authorized; 296,667 and 389,439 shares issued and outstanding at December 25, 2004 and December 27, 2003, respectively (aggregate liquidation value of $1,112,500 at December 25, 2004)	1,112,500	1,460,396
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding (aggregate liquidation value of $500,000 at December 25, 2004)	500,000	500,000
Total convertible preferred stock	14,308,002	17,197,766

Common stock - $.001 par value; 150,000,000 shares authorized; 22,092,717 and 18,780,204 shares issued and outstanding at December 25, 2004 and December 27, 2003, respectively	22,093	18,780

Additional paid-in capital	50,448,100	47,554,621
Accumulated deficit	(58,227,104)	(59,218,297)
Total stockholders’ equity	6,551,091	5,552,870

Total liabilities and stockholders’ equity	$19,479,937	$15,151,980

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the twelve months ended
	Dec 25, 2004	Dec 27, 2003	Dec 28, 2002
Revenues	$64,276,225	$56,697,246	$52,177,923
Operating costs:
Cost of products sold	35,826,820	31,758,625	30,420,475
Marketing and sales	21,176,925	18,363,193	16,527,832
General and administrative	6,335,067	5,516,273	5,245,867
Special charge	—	—	396,465

Operating income (loss)	937,413	1,059,155	(412,716)

Other income	382,500	—	—

Income (loss) before income taxes	1,319,913	1,059,155	(412,716)

Interest income	1,354	1,262	9,045
Interest expense	(225,074)	(212,227)	(280,898)

Income (loss) before income taxes	1,096,193	848,190	(684,569)

Income taxes	105,000	97,233	—

Net income (loss)	$991,193	$750,957	$(684,569)

Net income (loss) available to common stockholders	$991,193	$750,957	$(774,719)

Income (loss) per share:
Basic	$0.03	$0.02	$(0.04)
Diluted	$0.02	$0.02	$(0.04)

Income (loss) per share available to common stockholders:
Basic	$0.03	$0.02	$(0.05)
Diluted	$0.02	$0.02	$(0.05)

Weighted-average shares outstanding:
Basic	37,649,400	36,683,142	16,219,436
Diluted	41,517,036	38,868,484	16,219,436

The accompanying notes are an integral part of these Consolidated Financial Statements.

IPARTY CORP.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

			Stockholders’ Equity (Deficit)
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance December 29, 2001	3,274,372	$20,092,667	—	$—	15,122,675	$15,123	$44,395,314	$(59,194,535)	$(14,784,098)

Issuance of common stock upon conversion of Series B convertible preferred stock	(119,786)	(1,257,886)	—	—	1,197,860	1,198	1,256,688	—	1,257,886
Issuance of common stock upon conversion of Series E convertible preferred stock	(66,666)	(250,000)	—	—	666,660	667	249,333	—	250,000
Series B convertible preferred stock adjustment	(313,974)	(314)	—	—	—	—	314	—	314
Series C convertible preferred stock adjustment	(45,198)	(45)	—	—	—	—	45	—	45
Series D convertible preferred stock adjustment	(112,996)	(113)	—	—	—	—	113	—	113
Equity portion of special charge	—	—	—	—	—	—	171,465	—	171,465
Exercise of stock options	—	—	—	—	9,375	9	4,679	—	4,688
Convertible preferred stock beneficial conversion dividend	—	—	—	—	—	—	90,150	(90,150)	—
Net loss	—	—	—	—	—	—	—	(684,569)	(684,569)
Balance December 28, 2002	2,615,752	18,584,309	—	—	16,996,570	16,997	46,168,101	(59,969,254)	(13,784,156)

Issuance of common stock upon conversion of Series B convertible preferred stock	(73,719)	(1,096,939)			948,690	948	1,095,991	—	1,096,939
Issuance of common stock upon conversion of Series E convertible preferred stock	(77,228)	(289,604)			823,944	824	288,780	—	289,604
Reclassification of Series A convertible preferred stock (Note 1)	(1,000,000)	(1,000,000)	1,000,000	1,000,000					1,000,000
Reclassification of Series B convertible preferred stock (Note 1)	(611,080)	(9,092,870)	611,080	9,092,870					9,092,870
Reclassification of Series C convertible preferred stock (Note 1)	(100,000)	(1,492,000)	100,000	1,492,000					1,492,000
Reclassification of Series D convertible preferred stock (Note 1)	(250,000)	(3,652,500)	250,000	3,652,500					3,652,500
Reclassification of Series E convertible preferred stock (Note 1)	(389,439)	(1,460,396)	389,439	1,460,396					1,460,396
Reclassification of Series F convertible preferred stock (Note 1)	(114,286)	(500,000)	114,286	500,000					500,000
Exercise of stock options	—	—	—	—	11,000	11	1,749	—	1,760
Net income	—	—	—	—	—	—	—	750,957	750,957
Balance December 27, 2003	—	—	2,464,805	17,197,766	18,780,204	18,780	47,554,621	(59,218,297)	5,552,870

Issuance of common stock upon conversion of Series A convertible preferred stock	—	—	(1,000,000)	(1,000,000)	1,000,000	1,000	999,000		—
Issuance of common stock upon conversion of Series B convertible preferred stock	—	—	(103,620)	(1,541,869)	1,333,693	1,333	1,540,536		—
Issuance of common stock upon conversion of Series E convertible preferred stock	—	—	(92,772)	(347,895)	961,025	961	346,934		—
Exercise of stock options	—	—	—	—	17,795	19	7,009		7,028
Net income	—	—	—	—	—	—	—	991,193	991,193
Balance December 25, 2004	—	$—	1,268,413	$14,308,002	22,092,717	$22,093	$50,448,100	$(58,227,104)	$6,551,091

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the twelve months ended
	Dec 25, 2004	Dec 27, 2003	Dec 28, 2002
Operating activities:

Net income (loss)	$991,193	$750,957	$(684,569)
Adjustments to reconcile net income (loss) to net cash provided by used in operating activities:
Depreciation and amortization	634,250	601,015	633,173
Non-cash portion of special charge	—	—	171,465
Deferred rent	65,550	(22,723)	102,518
Changes in operating assets and liabilities:
Accounts receivable	(213,027)	(41,946)	95,715
Inventory	(1,977,508)	(506,799)	366,188
Prepaid expenses and other assets	191,345	55,351	36,541
Accounts payable	325,347	343,537	116,151
Accrued expenses and other liabilities	112,540	189,406	(255,252)
Net cash provided by operating activities	129,690	1,368,798	581,930

Investing activities:

Purchase of property and equipment	(2,121,134)	(1,166,258)	(775,147)
Net cash used in investing activities	(2,121,134)	(1,166,258)	(775,147)

Financing activities:

Net borrowings under line of credit	1,497,019	283,933	121,761
Decrease (increase) in restricted cash	(28,123)	(161,332)	296,005
Principal payments on capital lease obligations	(169,794)	(210,773)	(301,978)
Proceeds from exercise of stock options	7,028	1,760	4,688
Net cash provided by (used in) financing activities	1,306,130	(86,412)	120,476

Net increase (decrease) in cash and cash equivalents	(685,314)	116,128	(72,741)

Cash and cash equivalents, beginning of year	2,442,471	2,326,343	2,399,084

Cash and cash equivalents, end of year	$1,757,157	$2,442,471	$2,326,343

Supplemental disclosure of non-cash financing activities:

Conversion of Series A convertible preferred stock to common stock	$1,000,000	$—	$—
Conversion of Series B convertible preferred stock to common stock	1,541,869	1,096,939	1,257,886
Conversion of Series E convertible preferred stock to common stock	347,895	289,604	250,000
Total conversion of convertible preferred stock to common stock	$2,889,764	$1,386,543	$1,507,886

Acquisition of assets under capital lease	$1,302,681	$—	$7,881

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 25, 2004

1.  THE COMPANY

Background

The Company’s efforts are devoted to the sale of party goods and services through its retail stores.  At the end of fiscal 2004 the Company had 40 retail stores located throughout New England, with four additional stores located in Florida.  In 2003, the Company licensed its Internet business to a third party in exchange for royalties under a license agreement, which to date have not been significant.  Previously, the Company operated the Internet business with the same party under a fulfillment agreement.

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

Management’s Plans

The Company believes, based on its current operating plan, that anticipated revenues from operations and borrowings available under the existing line of credit will be sufficient to fund its operations and working capital requirements through the next twelve months.  The Company’s current operating plan includes opening up to seven additional new stores in 2005, including the one new store that the Company opened since the end of fiscal 2004.  In the event that the Company’s operating plan changes or proves inaccurate due to decreased revenues, unanticipated expenses, increased competition, unfavorable economic conditions or other unforeseen circumstances, the Company’s liquidity may be negatively impacted.  Accordingly, the Company would be required to adjust its expenditures in 2005 to conserve working capital or raise additional capital to fund operations.  There can be no assurance, however, that, should the Company require additional financing, such financing will be available on terms and conditions acceptable to the Company.

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

The Company uses controlled disbursement banking arrangements as part of its cash management program.  Outstanding checks, which were included in accounts payable, totaled $950,156 at December 25, 2004 and $989,816 at December 27, 2003.  The Company had sufficient funds available to fund the outstanding checks when they were presented for payment.

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

In 2003, the Company refined its methodology for accounting for vendor rebates, discounts and freight.  The net impact of these adjustments increased pre-tax income by $141,757, net income by $125,455 and had no impact on net income per basic and diluted share.

Advertising

Advertising costs are expensed upon first showing.  Advertising costs amounted to $3,174,446, $2,706,596, and $2,705,330 for the years ended December 25, 2004, December 27, 2003 and December 28, 2002, respectively.

Deferred Rent

Certain operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreements using the straight-line method, and are included in other liabilities in the accompanying consolidated balance sheet.  Deferred rent was $471,759 at December 25, 2004 and $406,209 at December 27, 2003.

Net Income (Loss) per Share

Net income per basic share is computed by dividing net income by the weighted-average number of common shares outstanding plus the common share equivalents of Series B-F preferred stock.  The common share equivalents of Series B-F are included in the calculation of net income per basic share in accordance with EITF Topic D-95, Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share, since the preferred stockholders are entitled to participate in dividends when and if declared by the Board of Directors.  For the periods with net losses, the Company excludes those common share equivalents since their impact would be anti-dilutive.

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

The following table sets forth the computation of net income (loss) per basic and diluted share available to common stockholders:

	2004	2003	2002
Net income (loss)	$991,193	$750,957	$(684,569)
Preferred stock beneficial conversion feature	—	—	(90,150)

Net income (loss) available to common stockholders	$991,193	$750,957	$(774,719)

Net income (loss) per share available to common stockholders
Basic	$0.03	$0.02	$(0.05)
Diluted	$0.02	$0.02	$(0.05)

Weighted-average shares outstanding:
Common shares	21,364,673	17,652,805	16,219,436
Common share equivalents of Series B-F convertible preferred stock	16,284,727	19,030,337	—
Basic weighted-average shares outstanding	37,649,400	36,683,142	16,219,436

Common share equivalents of Series A convertible preferred stock	48,077	1,000,000	—
Common share equivalents of “in the money” stock options	3,819,559	1,185,342	—
Common share equivalents of “in the money” warrants	—	—	—
Diluted weighted-average shares outstanding	41,517,036	38,868,484	16,219,436

The common share equivalents of “out of the money” stock options and warrants which were excluded from the computation of net income per diluted share available to common stockholders were 3,309,630 and 13,011,215 in 2004, respectively, and 2,157,980 and 13,563,212 in 2003, respectively.

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

The Company has computed the value of options using the Black-Scholes option pricing model prescribed by SFAS No. 123.  The weighted-average fair value of the options granted was $0.73 per share in 2004, $0.38 per share during 2003 and $0.29 per share during 2002, using the Black-Scholes option-pricing model with the following assumptions:  no dividend yield, volatility of 116% to 119% in 2004, 119% to 125% in 2003, and 125% in 2002, a risk-free interest rate of 2.71% to 4.00% in 2004, 2.13% to 3.51% in 2003 and 4.86% to 5.95% in 2002, and an expected life of five years from date of the grant.  Had compensation cost for the Company’s stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS 123, the Company’s net income (loss) and net income (loss) per share and net income (loss) available to common stockholders and net income (loss) per share available to common stockholders would have been the following pro forma amounts:

	2004	2003	2002
Net income (loss):
Reported	$991,193	$750,957	$(684,569)
Stock option compensation expense	(668,223)	(480,268)	(671,029)
Pro forma	$322,970	$270,689	$(1,355,598)

Net income (loss) per basic share:
Reported	$0.03	$0.02	$(0.04)
Pro forma	$0.01	$0.01	$(0.08)

Net income (loss) per diluted share:
Reported	$0.02	$0.02	$(0.04)
Pro forma	$0.01	$0.01	$(0.08)

Net income (loss) available to common stockholders:
Reported	$991,193	$750,957	$(774,719)
Stock option compensation expense	(668,223)	(480,268)	(671,029)
Pro forma	$322,970	$270,689	$(1,445,748)

Net income (loss) per basic share available to common stockholders:
Reported	$0.03	$0.02	$(0.05)
Pro forma	$0.01	$0.01	$(0.09)

Net income (loss) per diluted share available to common stockholders:
Reported	$0.02	$0.02	$(0.05)
Pro forma	$0.01	$0.01	$(0.09)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and are depreciated on the straight-line method over the estimated useful lives of the assets.  At the beginning of fiscal 2004 the Company adopted a new policy for estimating the useful life of fixed assets which extended the useful life of equipment and furniture and fixtures.  Changing the estimated life of the assets in these categories as of the beginning of the year reduced depreciation expense by approximately $130,885.  Net income in 2004 would have been $0.02 per basic and diluted share if this change in estimating the useful life of fixed assets had not been adopted.  Expenditures for maintenance and repairs are charged to operations as incurred.  A listing of the estimated useful life of the various categories of property and equipment is as follows:

Asset Classification	Estimated Useful Life
Leasehold improvements	Lesser of term of lease or 10 years
Furniture and fixtures	7 years
Equipment	5 years
Computer hardware and software	3 years

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

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123.  However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.

SFAS 123(R) must be adopted by the Company no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued.  The Company expects to adopt SFAS 123(R) on July 1, 2005.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•                  A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

•                  A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company has not yet determined which method it will use.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position.  The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and net loss per share discussed above.

Reclassifications

Certain reclassifications have been made to prior year’s amounts to conform to the current year presentation.

3.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	Dec 25, 2004	Dec 27, 2003
Leasehold improvements	$2,017,339	$996,460
Furniture and fixtures	1,798,389	860,982
Equipment under capital leases	1,321,160	289,737
Computer hardware and software	728,946	401,598
Equipment	446,680	339,922

Property and equipment	6,312,514	2,888,699
Less accumulated depreciation	(1,828,809)	(1,194,559)

Property and equipment, net	$4,483,705	$1,694,140

4.  LEASES:

The Company conducts its operations in leased facilities with certain leased equipment accounted for as operating and capital leases.  Real estate leases generally provide for fixed minimum rentals, which typically increase periodically during the life of the lease, and, in some instances, contingent rentals based on a percentage of sales in excess of specified minimum sales levels, as well as occupancy costs, such as property taxes and common area maintenance.  The leases are typically for 10 years, usually with options from the Company’s landlords to renew the Company’s leases for an additional 5 or 10 years.

The original cost of assets under capital leases at December 25, 2004 and December 27, 2003 was $1,321,161 and $289,737, respectively. The accumulated depreciation of assets under capital leases at December 25, 2004 and December 27, 2003 was $132,631 and $286,847, respectively.  The amortization related to those assets under capital lease is included in depreciation expense.

At December 25, 2004 the minimum rental commitments under all non-cancelable capital and operating leases with initial or remaining terms of more than one year were as follows:

Year	Capital	Operating
2005	$490,561	$7,223,873
2006	501,942	6,949,341
2007	323,784	5,642,420
2008	—	4,293,303
2009	—	4,104,859
Thereafter	—	14,601,593
Total future minimum lease payments	1,316,287	$42,815,389

Less amount representing interest	153,920

Present value of minimum lease payments	1,162,367
Less current portion of obligation under capital leases	365,674

Long-term obligation under capital leases	$796,693

The Company’s rental expense under operating leases amounted to $6,431,752 in 2004, $5,323,409 in 2003 and $4,746,886 in 2002.  Included in these amounts are contingent rentals totaling $45,039 in 2004, $37,948 in 2003 and $24,941 in 2002.

5.  ACCRUED EXPENSES:

There was no accrued expense which exceeded 5% of current liabilities on the balance sheet at December 25, 2004.  The only accrued expense which exceeded 5% of current liabilities on the balance sheet at December 27, 2003 was accrued payroll and benefits of $461,204.

6.  INCOME TAXES:

A reconciliation of the effective rate with the federal statutory rate is as follows:

	2004	2003	2002
Federal statutory rate	34.0%	34.0%	-34.0%
State income taxes, net of federal benefit	5.1%	5.2%	-6.0%
Permanent differences	1.7%	1.1%	10.0%
Change in valuation allowance	-31.2%	-28.8%	30.0%
Effective tax rate	9.6%	11.5%	0.0%

Deferred tax assets consist of the following:

	2004	2003
Net operating loss carryforwards	$8,732,000	$9,436,000
Inventory reserves	503,000	557,000
Deferred rent	186,000	162,000
Accrued vacation	103,000	90,000
Other	91,000	40,000
Excess book over tax depreciation and amortization	60,000	156,000
	9,675,000	10,441,000
Less valuation allowance	(9,675,000)	(10,441,000)
Net deferred tax asset	$—	$—

The Company has recorded a valuation allowance against its deferred tax assets because of the uncertainty regarding the realizability of these assets against future taxable income.

The Company used approximately $923,000 and $792,000 of net operating loss carryforwards in 2004 and 2003, respectively.

As of December 25, 2004, the Company has estimated net operating loss carryforwards of approximately $23.0 million, which begin to expire in 2018.  In accordance with Section 382 of the Internal Revenue Code, the use of some of these carryforwards will be subject to annual limitations based upon ownership changes of the Company’s stock which may have occurred or that may occur.

The Company made cash payments for state income taxes of $157,752 in 2004, $77,279 in 2003 and $16,500 in 2002.  The Company made cash payments for federal income taxes of $35,000 in 2004, $0 in 2003 and $0 in 2002.

7.  CONTRACTUAL ARRANGEMENTS:

License Arrangement

On July 8, 1999, the Company entered into a product fulfillment agreement with Taymark, a direct marketer of party supplies, to utilize the direct marketer’s inventory and fulfillment services to deliver merchandise ordered on the Company’s website, or directly through a toll-free telephone number, to consumers.

On July 8, 2003 the Company signed a new agreement with Taymark to license the iParty.com name to Taymark, which now operates the website at www.iparty.com.  In return, Taymark pays the Company a 15% royalty on all net sales realized through its operation of www.iparty.com.  The term of this agreement is for a period of two (2) years, unless sooner terminated.  If this agreement is not terminated, it shall be automatically renewed for successive one-year periods.

Earn-out agreement

The Company purchased from The Big Party, Debtor and Debtor-in-Possession (the “sellers”) in 2000 inventory, fixed assets and the leases of 33 retail stores in consideration of cash and assumption of certain liabilities.  In addition, the Company agreed to pay the sellers, no later than March 31, 2004, an amount equivalent to the greater of $250,000, or a percentage of the aggregate operating results of the 33 acquired locations.  In connection with the Company’s purchase accounting in 2000, the Company accrued the guaranteed amount of $250,000, which based on actual results is the minimum and final amount due as of December 27, 2003, and paid this amount during the first quarter of 2004.

8.  RELATED PARTY TRANSACTIONS:

On August 26, 1999 the Company granted Mr. Sal Perisano, its Chief Executive Officer, options to purchase an aggregate of 434,730 shares of the Company’s common stock pursuant to the Company’s stock option plan with an exercise price of $2.00, which was below the then-current market price of $3.38.  As of December 29, 2001 all such options had vested.  These options were fully expensed as of December 29, 2001.  The Company charged $273,971 related to this stock option grant to stock option compensation expense in 2001, the final year of vesting.

On September 7, 1999, the Company and Mr. Stuart Moldaw, who served as a Director of the Company from 1999 to 2003, entered into a consulting agreement that had a term of three years.  Upon the expiration of this agreement, the Company and Mr. Moldaw entered into an oral agreement that Mr. Moldaw would continue to provide consulting services to the Company.  On November 6, 2003 the Compensation Committee of the Company’s Board of Directors approved a stock option grant to Mr. Moldaw, vesting immediately, with the strike price set at the closing price of the Company’s common stock on that day, to purchase 50,000 shares of common stock, for consulting services performed by Mr. Moldaw in 2003.  The fair value of the options granted to Mr. Moldaw on November 6, 2003 was $25,000.  On January 31, 2005 the Compensation Committee of the Company’s Board of Directors approved a stock option grant to Mr. Moldaw, vesting immediately, with the strike price set at the closing price of the Company’s common stock on that day, to purchase 50,000 shares of common stock, for consulting services performed by Mr. Moldaw in 2004.  The fair value of the options granted on January 31, 2005 was $28,500.  The committee approved this grant, but noted that Mr. Moldaw would not receive any additional stock option grants for consulting services in the future.

9.  LINE OF CREDIT:

On January 2, 2004 the Company amended its existing line of credit (“the line”) with Wells Fargo Retail Finance II, LLC.  The amendment extended the maturity date of the line to January 2, 2007, eliminated the minimum interest rate of 6.5%, established a new interest rate at the bank’s base rate plus 50 basis points and added the option to increase the line in increments of $2,500,000 beyond the previous limit of $7,500,000, to a limit of $12,500,000, upon 15 days written notice, as long as the Company is in compliance of all debt covenants and the provisions of the loan agreement.  Inventory and accounts receivable secure the Company’s line.

The amended agreement includes a financial covenant requiring the Company to maintain a minimum availability under the line of 5% of the credit limit, which at the current limit of $7,500,000, is $375,000.  If the Company adjusts the credit limit in the future, the minimum availability would be 5% of the adjusted credit limit.  The amended agreement also has a covenant that requires the Company to limit its capital expenditures to within 110% of those amounts included in its business plan, which may be updated from time to time. At December 25, 2004, the Company was in compliance with these financial covenants.  The line generally prohibits the payment of any dividends or other distributions to any of the Company’s classes of capital stock.

At December 27, 2003 the line had a maturity date of July 31, 2004 and a minimum interest rate of 6.5%.  The line allowed for borrowings equal to the lesser of $7,500,000 or the borrowing base, as defined.  Inventory and other assets secured the line.  The Company was required to maintain a minimum availability under the line in the amount of $300,000.

The amounts outstanding under the line as of December 25, 2004 and December 27, 2003 were $5,257,690 and $3,760,671, respectively.  The interest rate on these borrowings was 5.75% at December 25, 2004 and 6.5% at December 27, 2003.  The outstanding balances under the line are classified as current liabilities in the accompanying consolidated balance sheets since the Company is required to apply daily lock box receipts to reduce the amount outstanding.  At December 25, 2004, the Company had approximately $305,000 of additional availability under the line.  In the third quarter of fiscal 2004, the Company established a letter of credit for $356,000 with Wells Fargo Bank, N.A. associated with the leasing of its new point-of-sale system.  This $356,000 letter of credit was outstanding at December 25, 2004.

The Company made cash payments for interest of $218,765 in 2004, $217,268 in 2003, and $285,515 in 2002.

10.  PREFERRED STOCK:

The following table summarizes the changes in the number of shares of convertible preferred stock during the past two years.

	Shares Issued and Outstanding as of 12/25/04	Conversions to Common Stock	Shares Issued and Outstanding as of 12/27/03	Conversions to Common Stock	Shares Historically Reported as Issued and Outstanding as of 12/28/02
Series A convertible preferred stock	—	(1,000,000)	1,000,000	—	1,000,000
Series B convertible preferred stock	507,460	(103,620)	611,080	(73,719)	684,799
Series C convertible preferred stock	100,000	—	100,000	—	100,000
Series D convertible preferred stock	250,000	—	250,000	—	250,000
Series E convertible preferred stock	296,667	(92,772)	389,439	(77,228)	466,667
Series F convertible preferred stock	114,286	—	114,286	—	114,286
Total	1,268,413	(1,196,392)	2,464,805	(150,947)	2,615,752

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

Series A Convertible Preferred Stock

On January 13, 2004, all shares of Series A convertible preferred stock were converted into 1,000,000 shares of common stock on a 1.00 to 1.00 ratio.  Holders of Series A convertible preferred stock had a liquidation preference senior to the Company’s common stockholders, and were pari passu with the Company’s Series B, C, D, E and F convertible preferred stock.  Until their shares of Series A convertible preferred stock were converted into shares of common stock, holders of Series A convertible preferred stock were not entitled to any dividends or to vote on matters submitted to a vote of the Company’s stockholders, except to the extent otherwise expressly provided by the General Corporation Law of Delaware.

Series B Convertible Preferred Stock

The shares of Series B convertible preferred stock are immediately convertible into 6,531,105 shares of common stock on a 1.000 to 12.870 ratio at December 25, 2004, and carry an aggregate liquidation value of $10,149,200 ($1.55 per common share issuable upon conversion) at December 25, 2004.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Certificate of Incorporation as amended at a price below the conversion price.  The Series B convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the Company consummates a secondary public offering resulting in gross proceeds to the Company of at least $10,000,000.

In the event of liquidation, the holders of Series B convertible preferred stock have preference to holders of the Company’s common stock, and are pari passu with the Company’s Series C, D, E and F convertible preferred stock.

Holders of Series B convertible preferred stock are entitled to 12 votes per share (i.e., one vote for each whole number of shares of common stock into which each such share is presently convertible) on all matters submitted to a vote of the Company’s stockholders and are entitled to participate in dividends when and if declared by the Board of Directors.

Series C Convertible Preferred Stock

The shares of Series C convertible preferred stock are immediately convertible into 1,310,600 shares of common stock on a 1.000 to 13.106 ratio at December 25, 2004, and carry an aggregate liquidation value of $2,000,000 ($1.53 per common share issuable upon conversion) at December 25, 2004.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Preferred Stock Charter at a price below the conversion price.  The Series C convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the Company consummates a secondary public offering resulting in gross proceeds to the Company of at least $10,000,000.

In the event of liquidation, the holders of Series C convertible preferred stock have preference to holders of the Company’s common stock, and are pari passu with the Company’s Series B, D, E and F convertible preferred stock.

Holders of Series C convertible preferred stock are entitled to 13 votes per share (i.e., one vote for each whole number of shares of common stock into which each such share is presently convertible) on all matters submitted to a vote of the Company’s stockholders and are entitled to participate in dividends when and if declared by the Board of Directors.

Series D Convertible Preferred Stock

The shares of Series D convertible preferred stock are immediately convertible into 3,513,750 shares of common stock on a 1.000 to 14.055 ratio at December 25, 2004, and carry an aggregate liquidation value of

$5,000,000 ($1.42 per common share issuable upon conversion) at December 25, 2004.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Preferred Stock Charter at a price below the conversion price.  The Series D convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the Company consummates a secondary public offering resulting in gross proceeds to the Company of at least $10,000,000.

In the event of liquidation, the holders of Series D convertible preferred stock have preference to holders of the Company’s common stock, and are pari passu with the Company’s Series B, C, E and F convertible preferred stock.

Holders of Series D convertible preferred stock are entitled to 14 votes per share (i.e., one vote for each whole number of shares of common stock into which each such share is presently convertible) on all matters submitted to a vote of the Company’s stockholders and are entitled to participate in dividends when and if declared by the Board of Directors.

Series E Convertible Preferred Stock

The shares of Series E convertible preferred stock are immediately convertible into 3,073,168 shares of common stock on a 1.000 to 10.359 ratio at December 25, 2004, and carry an aggregate liquidation value of $1,112,500 ($0.36 per common share issuable upon conversion) at December 25, 2004.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Preferred Stock Charter at a price below the conversion price.  The Series E convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the average closing bid price of the common stock equals or exceeds $10.00 per share for 20 days within any 30-day period.

In the event of liquidation, the holders of Series E convertible preferred stock have preference to holders of the Company’s common stock, and are pari passu with the Company’s Series B, C, D and F convertible preferred stock.

Holders of Series E convertible preferred stock are entitled to 10 votes per share (i.e., one vote for each whole number of shares of common stock into which each such share is presently convertible) on all matters submitted to a vote of the Company’s stockholders and are entitled to participate in dividends when and if declared by the Board of Directors.

Series F Convertible Preferred Stock

The shares of Series F convertible preferred stock are immediately convertible into 1,184,803 shares of common stock on a 1.000 to 10.367 ratio at December 25, 2004, and carry an aggregate liquidation value of $500,000 ($0.42 per common share issuable upon conversion) at December 25, 2004.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Preferred Stock Charter at a price below the conversion price.  The Series F convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the average closing bid price of the common stock equals or exceeds $10.00 per share for 20 days within any 30-day period.

In the event of liquidation, the holders of Series F convertible preferred stock have preference to holders of the Company’s common stock, and are pari passu with the Company’s Series B, C, D and E convertible preferred stock.

Holders of Series F preferred stock are entitled to 10 votes per share (i.e., one vote for each whole number of shares of common stock into which each such share is presently convertible) on all matters submitted to a vote of the Company’s stockholders and are entitled to participate in dividends when and if declared by the Board of Directors.

Accretion of Dividends in the Event of Liquidation

The carrying values of Series B-F convertible preferred stock have been determined based on their fair market values at the original dates of issuance.  In certain cases, warrants were issued, which the Company allocated value to and included in additional paid in capital.  Should such a liquidation event occur, the difference between the carrying value of the convertible preferred stock and their liquidation value will be accreted.  This amount was $4,453,698 on December 25, 2004.

11.  WARRANTS:

At December 25, 2004, there were various warrants outstanding for shares of the Company’s common stock.  These warrants were issued in connection with certain preferred stock financings and certain licensing and marketing arrangements.  Substantially all of the warrant agreements contain certain anti-dilution provisions, which protect the warrant holders against dilution upon the occurrence of certain events, including the sale of common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock, as defined in the warrant agreement for less than fair market value or less than the exercise price of the previously issued warrants.  If such an event occurs, this can result in additional shares being available to the warrant holder and a reduction in the exercise price for each share.

The following table summarizes the Company’s outstanding warrants, including the impact of anti-dilution events which occurred in previous years, at December 25, 2004:

Number of Warrants	Total Common Shares Issuable	Exercise Price per Common Share Issuable	Expiration Date
528,210	528,210	$2.63 - $5.13	04/16/09 - 08/15/09
5,223,512	8,357,619	1.25	08/26/05
500,000	800,000	1.25	08/26/05
929,929	1,487,886	1.25	08/26/05
1,250,000	1,837,500	1.36	08/26/05
8,431,651	13,011,215	1.37

Commencing one year from the issue date, the Company may, at its option, on a 30-day notice, redeem certain common stock warrants at a price of $0.05 per warrant if the average closing bid price of the common stock equals or exceeds $8.00 per share for 20 days within any 30-day period.

12.  STOCK OPTION PLAN:

Under the Company’s Amended and Restated 1998 Incentive and Nonqualified Stock Option Plan (the “1998 Plan”) options to acquire 11,000,000 shares of common stock may be granted to officers, directors, key employees and consultants.  The exercise price for qualified incentive options cannot be less than the fair market value of the stock on the grant date and the exercise price of nonqualified options can be fixed by the Board.  Qualified incentive options to purchase the Company’s common stock under the 1998 Plan have been granted to employees, directors and consultants of the Company at fair market value at the date of grant.  Generally, the options become exercisable over periods of up to four years, and expire ten years from the date of grant.

A summary of the Company’s stock options is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Price Range
Outstanding - December 29, 2001	7,522,964	$1.07	$0.10	-	$5.38
Granted	863,457	0.33	0.21	-	0.67
Expired/Forfeited	(133,862)	0.31	0.10	-	0.50
Exercised	(9,375)	0.50	0.50	-	0.50

Outstanding - December 28, 2002	8,243,184	1.01	0.11	-	5.38
Granted	455,555	0.45	0.15	-	1.06
Expired/Forfeited	(170,021)	0.29	0.15	-	0.44
Exercised	(11,000)	0.16	0.16	-	0.16

Outstanding - December 27, 2003	8,517,718	0.99	0.11	-	5.38
Granted	1,801,300	0.89	0.69	-	1.33
Expired/Forfeited	(269,406)	1.50	0.11	-	4.00
Exercised	(17,795)	0.39	0.20	-	0.50

Outstanding - December 25, 2004	10,031,817	$0.96	$0.13	-	$5.38

Exercisable - December 25, 2004	8,210,070	$1.01	$0.13	-	$5.38

Available for grant - December 25, 2004	595,013

The following table summarizes information for options outstanding and exercisable at December 25, 2004:

Price Range			Number of Stock Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
$0.11	-	$0.20	244,860	6.9	$0.18	187,396	$0.18
0.21	-	0.30	3,832,882	6.2	0.25	3,592,078	0.25
0.31	-	0.50	1,092,768	7.2	0.35	980,726	0.35
0.51	-	1.00	2,882,177	8.1	0.80	1,497,515	0.74
1.01	-	3.50	989,130	4.7	2.17	962,355	2.19
3.51	-	5.38	990,000	4.4	3.82	990,000	3.82
Total			10,031,817	6.5	$0.96	8,210,070	$1.01

The Company has reserved 38,656,458 shares of common stock for issuance in connection with the conversion of convertible preferred stock and the exercise of warrants and stock options.

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

14.  PROFIT SHARING 401(k) PLAN:

The iParty 401(k) Plan is a qualified profit sharing plan covering substantially all of its employees.  Contributions to this plan are at the discretion of the Board of Directors.  The Company’s expense, including matching contributions and any discretionary amounts was $111,799 in 2004, $95,405 in 2003 and $88,532 in 2002.

15.  SEGMENT REPORTING:

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders.

In the past the Company had determined that its reportable segments consisted of a retail stores operation and an Internet operation.  As of 2003, with the transition of the Internet operation to a license arrangement and the insignificance of the revenues prior to the transition (less than 2%) and results of operations (less than 5%) to the overall business, the Company no longer reports Internet operating segment information.

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

The Company performed the calculations to compute the correct number of shares of Affected Preferred Stock and Affected Warrants that should be issued and outstanding as of December 28, 2002, along with the appropriate conversion ratios in effect at December 28, 2002.  The Company notified each holder of Affected Preferred Stock as of December 2, 2002.  The Company also instructed its transfer agent to apply any Affected Stock conversions using the corrected ratios and prices.  The Company has presented its earnings per share and all footnotes information for 2002, in accordance with the corrected information.  The accounting implications of this situation are as follows:

•                  Beginning in September 2000, the Company believed and treated holders of Affected Preferred Stock as if they were entitled to approximately 2.3 million more common shares upon conversion of their Affected Preferred Stock than they were in fact entitled to.  Of this overstated amount, 590,327 common shares were issued upon conversions of shares of Affected Preferred Stock and sold in the public market (the “Overissued Shares”) beginning in October 2000.  On October 31, 2002, the Company’s Board of Directors ratified the issuance of the Overissued Shares.

•                  Beginning in September 2000, the Company believed and treated holders of Affected Warrants as if they were entitled to 116,291 fewer common shares upon exercise of their Affected Warrants than they were in fact entitled to.  None of the Affected Warrants have been exercised as of March 21, 2005.

The impact of these matters did not require the Company to make any changes to its previously reported earnings per share.  The impact of the common stock equivalents did not affect quarterly or annual loss per diluted share, since such the inclusion of such shares would have been anti-dilutive.  The impact of common stock equivalents did not impact quarterly net income per diluted share in such periods of profit, given the minimal amount of net income in comparison to the weighted-average shares outstanding.

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

In 2004 the Company reached a settlement with a third party in connection with the special charge previously recorded in fiscal year 2002.  The Company recorded the net settlement of $382,500 as other income.

17.  QUARTERLY FINANCIAL DATA (UNAUDITED):

QUARTERLY FINANCIAL DATA

	Mar 27, 2004	Jun 26, 2004	Sep 25, 2004	Dec 25, 2004
Revenues	$12,036,066	$15,360,388	$13,157,546	$23,722,225
Cost of products sold (1), (2)	6,973,329	8,482,813	7,849,135	12,521,543
Operating income (loss)	(810,759)	494,417	(1,477,668)	2,731,423
Net income (loss)	(838,005)	805,852	(1,526,977)	2,550,323

Net income (loss) per share
Basic	$(0.04)	$0.02	$(0.07)	$0.07
Diluted	$(0.04)	$0.02	$(0.07)	$0.06

Weighted-average shares outstanding:
Basic	20,227,671	37,698,128	22,019,408	37,649,400
Diluted	20,227,671	41,834,415	22,019,408	41,468,959

	Mar 27, 2003	Jun 28, 2003	Sep 27, 2003	Dec 27, 2003
Revenues	$10,287,577	$13,805,555	$11,878,460	$20,725,654
Cost of products sold (1), (3)	6,241,696	7,849,863	7,060,170	10,606,896
Operating income (loss)	(1,112,040)	408,242	(969,252)	2,732,205
Net income (loss)	(1,164,266)	351,777	(1,034,727)	2,598,173

Net income (loss) per share
Basic	$(0.07)	$0.01	$(0.06)	$0.07
Diluted	$(0.07)	$0.01	$(0.06)	$0.06

Weighted-average shares outstanding:
Basic	16,999,935	36,678,915	17,687,448	36,688,228
Diluted	16,999,935	37,747,608	17,687,448	41,091,732

(1)  Cost of products sold consists of the cost of merchandise sold to customers and the occupancy costs for stores.

(2)  The fourth quarter of 2004 included an estimated reduction of $149,316 to the cost of products sold during the previous three quarters due to the completion of physical inventories, for which shortage had been estimated during the year.

(3)  The fourth quarter of 2003 included an estimated reduction of $145,983 to the cost of products sold during the previous three quarters due to the completion of physical inventories, for which shortage had been estimated during the year.

EXHIBIT INDEX

EXHIBIT NUMBER			DESCRIPTION

3.1	(1)		Restated Certificate of Incorporation of WSI Acquisition Corp. and Certificate of Merger by iParty Corp. into WSI Acquisition Corp.
3.2	(1)		Certificate of Designation of Series A Preferred Stock of WSI Acquisitions, Corp.
3.3	(2)		Certificate of Designation of Series B Preferred Stock of iParty Corp.
3.4	(2)		Certificate of Designation of Series C Preferred Stock of iParty Corp.
3.5	(4)		Certificate of Designation of Series D Preferred Stock of iParty Corp.
3.6	(6)		Certificate of Designation of Series E Preferred Stock of iParty Corp.
3.7	(12)		Certificate of Correction to Certificate of Designation of Series E Preferred Stock of iParty Corp.
3.8	(7)		Certificate of Designation of Series F Preferred Stock of iParty Corp.
3.9	(9)		Certificate of Designation of Series G Junior Preferred Stock of iParty Corp.
3.10	(1)		By-Laws of WSI Acquisition Corp., as amended.
4.1	(2)		Warrant Agreement between iParty Corp., Continental Stock Transfer & Trust Company and Commonwealth Associates, LP.
4.2	(2)		Warrant Agreement between iParty Corp., Continental Stock Transfer & Trust Company and Commonwealth Associates, LP.
4.3	(5)		Taymark Warrant Certificate.
10.1	(1)		Agreement and Plan of Merger between iParty Corp. and WSI Acquisitions Corp.
10.2	(1)		1998 Incentive and Non-Qualified Stock Option Plan.
10.3	(11)		Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan.
10.4	(14)	##	Employment Agreement between iParty Corp. and Sal Perisano, dated May 14, 2004.
10.5	(14)	##	Employment Agreement between iParty Corp. and Patrick Farrell, dated May 14, 2004.
10.6	(14)	##	Employment Agreement between iParty Corp. and Dorice Dionne, dated May 14, 2004.
10.7	(3)		Fulfillment Agreement between iParty Corp. and Taymark.
10.8	(11)		Extension to Fulfillment Agreement between iParty Corp. and Taymark.
10.9	(12)		Web Site License Agreement between iParty Corp. and Taymark, Inc.
10.10	(8)		Rights Agreement between iParty Corp. and Continental Stock Transfer & Trust, as Rights Agent.
10.11	(11)		Loan and Security Agreement between iParty Retail Stores Corp. and Paragon Capital LLC.
10.12	(10)		First Amendment to Loan and Security Agreement by and among iParty Corp., iParty Retail Stores Corp. and Wells Fargo Retail Finance, LLC.
10.13	(13)		Second Amendment to Loan and Security Agreement by and among iParty Corp., iParty Retail Stores Corp. and Wells Fargo Retail Finance II, LLC.
10.14	(11)		Trademark Security Agreement between iParty Retail Stores Corp. and Paragon Capital LLC.
10.15	(11)		Trademark Security Agreement between iParty Corp. and Wells Fargo Retail Finance, LLC.
10.16	(6)		Stock Purchase Agreement by and among iParty Corp., Ajmal Khan and Robert Lessin.
10.17	(7)		Stock Purchase Agreement between iParty Corp. and Patriot Capital Ltd.
10.18	(3)		Funding Agreement among iParty Corp., Robert Lessin and Ajmal Khan.
21.1	**		Subsidiaries of Registrant.
23.1	**		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	**		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.
31.2	**		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.
32.1	**		Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.
32.2	**		Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

**	Filed herewith.
##	Management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to iParty’s Registration Statement on Form 10-SB, Registration No. 0-25507, as filed with the SEC on March 8, 1999 and incorporated herein by reference.
(2)	Filed as an exhibit to Amendment No. 2 to iParty’s Registration Statement on Form 10-SB, Registration No. 0-25507, as filed with the SEC on October 19, 1999 and incorporated herein by reference.
(3)	Filed as an exhibit to Amendment No. 1 to iParty’s Registration Statement on Form 10-SB, Registration No. 0-25507, as filed with the SEC on July 12, 1999 and incorporated herein by reference.

(4)	Filed as an exhibit to iParty’s Annual Report on Form 10-KSB for the year ended December 31, 1999, as filed with the SEC on April 14, 2000 and incorporated herein by reference.
(5)	Filed as an exhibit to iParty’s Registration Statement on Form SB-2, Registration No. 333-40568, as filed with the SEC on June 30, 2000 and incorporated herein by reference.
(6)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on August 30, 2000 and incorporated herein by reference.
(7)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on September 15, 2000 and incorporated herein by reference.
(8)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on November 16, 2001 and incorporated herein by reference.
(9)	Included as an exhibit (Exhibit C) to Exhibit 99.2 to iParty’s Current Report on Form 8-K, filed with the SEC on November 16, 2001 and incorporated herein by reference.
(10)	Filed as an exhibit to iParty’s Quarterly Report on Form 10-QSB for the quarterly period ended June 29, 2002, as filed with the SEC on August 13, 2002 and incorporated herein by reference.
(11)	Filed as an exhibit to iParty’s Annual Report on Form 10-KSB for the year ended December 28, 2002, filed with the SEC on March 28, 2003 and incorporated herein by reference.
(12)	Filed as an exhibit to iParty’s Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2003 and incorporated herein by reference.
(13)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on January 29, 2004 and incorporated herein by reference.
(14)	Filed as an exhibit to iParty’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2004 and incorporated herein by reference.