Form 10-Q
period 2005-03-26
IPARTY CORP
filed 2005-05-09
CIK 1078383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2005

or

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 0-25507

iPARTY CORP.

(Exact name of registrant as specified in its charter)

Delaware	76-0547750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

270 Bridge Street, Suite 301, Dedham, Massachusetts	02026
(Address of principal executive offices)	(Zip Code)

(781) 329-3952

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 2, 2005, there were 22,115,239 shares of common stock, $.001 par value, outstanding.

iPARTY CORP.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

iPARTY CORP.

CONSOLIDATED BALANCE SHEETS

	Mar 26, 2005	Dec 25, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,270,319	$1,757,157
Restricted cash	581,101	561,407
Accounts receivable	603,192	700,961
Inventory, net	11,543,180	11,400,971
Prepaid expenses and other assets	352,176	476,046
Total current assets	14,349,968	14,896,542
Property and equipment, net	4,598,904	4,483,705
Other assets	92,643	99,690
Total assets	$19,041,515	$19,479,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,117,059	$3,421,195
Accrued expenses	2,012,304	2,615,835
Current portion of capital lease obligations	374,251	365,674
Borrowings under line of credit	6,497,214	5,257,690
Total current liabilities	13,000,828	11,660,394

Long-term liabilities:
Capital lease obligations, net of current portion	691,668	796,693
Other liabilities	514,207	471,759
Total long-term liabilities	1,205,875	1,268,452

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock - $.001 par value; 10,000,000 shares authorized,
Series B convertible preferred stock - 1,150,000 shares authorized; 505,710 and 507,460 shares issued and outstanding at March 26, 2005 and Dec 25, 2004, respectively (aggregate liquidation value of $10,114,200 at March 26, 2005)	7,524,962	7,551,002
Series C convertible preferred stock - 100,000 shares authorized, issued and outstanding (aggregate liquidation value of $2,000,000 at March 26, 2005)	1,492,000	1,492,000
Series D convertible preferred stock - 250,000 shares authorized, issued and outstanding (aggregate liquidation value of $5,000,000 at March 26, 2005)	3,652,500	3,652,500
Series E convertible preferred stock - 296,667 shares authorized, issued and outstanding (aggregate liquidation value of $1,112,500 at March 26, 2005)	1,112,500	1,112,500
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding (aggregate liquidation value of $500,000 at March 26, 2005)	500,000	500,000
Total convertible preferred stock	14,281,962	14,308,002

Common stock - $.001 par value; 150,000,000 shares authorized; 22,115,239 and 22,092,717 shares issued and outstanding at March 26, 2005 and Dec 25, 2004, respectively	22,115	22,093

Additional paid-in capital	50,502,618	50,448,100
Accumulated deficit	(59,971,883)	(58,227,104)
Total stockholders’ equity	4,834,812	6,551,091

Total liabilities and stockholders’ equity	$19,041,515	$19,479,937

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	Mar 26, 2005	Mar 27, 2004
Revenues	$13,159,763	$12,036,066
Operating costs:
Cost of goods sold and occupancy costs	8,165,569	7,017,645
Marketing and sales	4,835,847	4,298,590
General and administrative	1,800,950	1,574,906

Operating loss	(1,642,603)	(855,075)

Interest income	172	180
Interest expense	(102,348)	(27,426)

Loss before income taxes	(1,744,779)	(882,321)

Income taxes	—	—

Net loss	$(1,744,779)	$(882,321)

Net loss available to common stockholders	$(1,744,779)	$(882,321)

Basic and diluted net loss per share	$(0.08)	$(0.04)

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	Mar 26, 2005	Mar 27, 2004
Operating activities:

Net Loss	$(1,744,779)	$(882,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	233,151	98,326
Deferred rent	42,448	6,493
Changes in operating assets and liabilities:
Accounts receivable	97,769	52,464
Inventory	(142,209)	(309,586)
Prepaid expenses and other assets	193,672	(553,408)
Accounts payable	695,864	1,454,212
Accrued expenses and other liabilities	(644,833)	(537,695)
Net cash used in operating activities	(1,268,917)	(671,515)

Investing activities:

Purchase of property and equipment	(348,350)	(456,447)
Net cash used in investing activities	(348,350)	(456,447)

Financing activities:

Net borrowings under line of credit	1,239,524	161,107
Decrease (increase) in restricted cash	(19,694)	140,245
Principal payments on capital lease obligations	(96,448)	(27,000)
Deferred financing costs	7,047	(44,869)
Proceeds from exercise of stock options	—	3,256
Net cash provided by financing activities	1,130,429	232,739

Net decrease in cash and cash equivalents	(486,838)	(895,223)

Cash and cash equivalents, beginning of period	1,757,157	2,442,471

Cash and cash equivalents, end of period	$1,270,319	$1,547,248

Supplemental disclosure of non-cash financing activities:

Conversion of Series A convertible preferred stock to common stock	$—	$1,000,000
Conversion of Series B convertible preferred stock to common stock	26,040	869,349
Conversion of Series E convertible preferred stock to common stock	—	85,396
Total conversion of convertible preferred stock to common stock	$26,040	$1,954,745

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 26, 2005

(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

The interim consolidated financial statements as of March 26, 2005 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles.  The consolidated balance sheet at December 25, 2004 has been derived from the audited consolidated financial statements at that date.  Operating results for the three months ended March 26, 2005 and March 27, 2004 may not be indicative of the results for the entire year due, in part, to the seasonality of the Company’s business.  Historically, higher revenues and operating income have been experienced in the second and fourth fiscal quarters.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2004.

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

The Company uses controlled disbursement banking arrangements as part of its cash management program.  Outstanding checks, which were included in accounts payable, totaled $377,454 at March 26, 2005 and $950,156 at December 25, 2004.  The Company had sufficient funds available to fund the outstanding checks when they were presented for payment.

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

Inventories

Inventories consist of party supplies and are valued at the lower of moving weighted-average cost or market.  Inventory has been reduced by an allowance for obsolete and excess inventory, which is based on management’s review of inventories on hand compared to estimated future sales.  The activity in the allowance for obsolete and excess inventory is as follows:

	Mar 26, 2005	Dec 25, 2004
Beginning balance	$1,296,855	$1,400,262
Increases to reserve	75,000	200,000
Write-offs against reserve	(4,232)	(303,407)
Ending balance	$1,367,623	$1,296,855

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

Net income per diluted share is computed by dividing net income by the weighted-average number of common shares outstanding, plus the common share equivalents of all outstanding Series B, C, D, E and F convertible preferred stock, plus the common share equivalents of the “in the money” stock options and warrants as computed by the treasury method.  For the periods with net losses, the Company excludes those common share equivalents since their impact would be anti-dilutive.

During the first quarter of fiscal 2005, 1,750 shares of Series B convertible stock were converted into 22,522 shares of common stock.  During the first quarter of 2004, 1,000,000 shares of Series A, 58,424 shares of Series B and 22,772 shares of Series E convertible stock were converted into 1,987,802 shares of common stock.  As of March 26, 2005, there were 38,677,546 potential additional common share equivalents outstanding, which were not included in the above calculation because their effect would be anti-dilutive.  These include 15,590,904 shares upon the conversion of immediately convertible preferred stock, 13,011,215 shares upon the exercise of warrants with a weighted-average exercise price of $1.37 and 10,075,427 shares upon the exercise of stock options with a weighted-average exercise price of $.96.

Stock Option Compensation Expense

The Company accounts for its stock option compensation agreements with employees under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation.

The Company has computed the value of options using the Black-Scholes option pricing model prescribed by SFAS No. 123.  The weighted-average fair value of the options granted was $0.56 per share during the first quarter of fiscal 2005 and $0.82 per share during the first quarter of fiscal 2004, using the following assumptions:  no dividend yield, volatility of 115-116% in 2005 and 119% in 2004, a risk-free interest rate of 3.69-4.16% in the first quarter of fiscal 2005 and 2.71-3.02% in the first quarter of fiscal 2004 and an expected life of five years from the date of the grant.  Had compensation cost for the Company’s stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS 123, the Company’s net loss and net loss per share would have been the following pro forma amounts:

	For the three months ended
	Mar 26, 2005	Mar 27, 2004
Net loss:
Reported	$(1,744,779)	$(882,321)
Stock option compensation expense	(115,063)	(148,350)
Pro forma	$(1,859,842)	$(1,030,671)

Net loss per share:
Reported
Basic and diluted:	$(0.08)	$(0.04)
Pro forma
Basic and diluted:	$(0.08)	$(0.05)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and are depreciated on the straight-line method over the estimated useful lives of the assets.  Expenditures for maintenance and repairs are charged to operations as incurred.  A listing of the estimated useful life of the various categories of property and equipment is as follows:

Asset Classification	Estimated Useful Life
Leasehold improvements	Lesser of term of lease or 10 years
Furniture and fixtures	7 years
Computer hardware and software	3 years
Equipment	5 years

Accounting for the Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  Our review considers store operating results, future sales growth and cash flows.

Item 2.  Management’s Discussion and Analysis

This information should be read in conjunction with the unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Item 7, Management’s Discussion and Analysis, contained in our Annual Report on Form 10-K for the fiscal year ended December 25, 2004.

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

Overview

We believe we are a leading brand in the party industry in the markets we serve and a leading resource in those markets for consumers seeking party goods, party planning advice and party-related information.  We are a party goods retailer operating stores throughout New England, where 41 of our 45 retail stores are located.  Our other four stores are located in Florida.  One new store was opened during the first quarter, in East Hartford, Connecticut.  We also license the name “iparty.com” (at www.iparty.com) to a third party in exchange for royalties from Internet sales, which to date have not been significant.  The following table shows the number of stores in operation at March 26, 2005 and March 27, 2004.

	For the three months ended
	Mar 26, 2005	Mar 27, 2004
Beginning of period	44	38
Openings	1	—
Closings	—	—
End of period	45	38

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

	For the three months ended
	Mar 26, 2005	Mar 27, 2004
Revenues	$13,159,763	$12,036,066
Increase in revenues	9.3%	17.0%

Our business has a seasonal pattern.  In the past three years we have realized over one-third of our annual revenues in our fourth quarter, which includes Halloween and Christmas, and approximately 25% of our revenues in the second quarter, which includes school graduations.  Also, during the past three years, we have had net income in our second and fourth quarters and generated losses in our first and third quarters.

Results of Operations

Fiscal year 2005 has 53 weeks and ends on December 31, 2005.  Fiscal year 2004 had 52 weeks and ended on December 25, 2004.

The first quarter of fiscal year 2005 had 13 weeks and ended on March 26, 2005.  The first quarter of fiscal year 2004 had 13 weeks and ended on March 27, 2004.

Three Months Ended March 26, 2005 Compared to Three Months Ended March 27, 2004

Revenues

Our consolidated revenues for the first quarter of fiscal 2005 were $13,159,763, an increase of $1,123,697, or 9.3% from the first quarter of the prior fiscal year.  Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.

Sales for the first quarter of fiscal 2005 included sales from 7 new stores that opened subsequent to the first quarter of 2004, as well as a decrease of 0.7% in comparable store sales.  Comparable store sales are defined as sales from those stores open for at least one full year.  The decrease in comparable store sales was primarily due to severe weather that impacted our New England region stores throughout the quarter. Comparable sales in our New England stores were down 1.3% but in Florida where severe weather was not a factor comparable sales increased by 7.5% during the first quarter.

Cost of goods sold and occupancy costs

Our cost of goods sold and occupancy costs for the first quarter of fiscal 2005 was $8,165,569, or 62.0% of revenues, an increase of $1,147,924 and an increase of 3.7 percentage points, as a percentage of revenues, from the first quarter of the prior fiscal year.  Cost of goods sold and occupancy costs consists of the cost of merchandise sold to customers and the occupancy costs for our stores.  As a percentage of revenues, the increase was attributable to our new stores, which operate at a higher occupancy to sales ratio until they reach maturity, and increases in our product costs charged to us by certain key vendors.

Marketing and sales expense

Our consolidated marketing and sales expense for the first quarter of fiscal 2005 was $4,835,847, or 36.7% of revenues, an increase of $537,257 and an increase of 1.0 percentage points, as a percentage of revenues, from the first quarter of the prior fiscal year.  Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  As a percentage of revenues, the increase in marketing and sales expense was primarily due to an increase in depreciation expense related to the acquisition of fixed assets for new stores and our new point-of-sale system.

General and administrative expense

Our consolidated general and administrative (“G&A”) expense for the first quarter of fiscal 2005 was $1,800,950, or 13.7% of revenues, an increase of $226,044 and an increase of 0.6 percentage points, as a percentage of revenues, from the first quarter of the prior fiscal year.  G&A expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  The increase in G&A expense is largely attributable to increased professional fees, primarily related to Sarbanes-Oxley compliance work that we undertook this quarter, which will continue throughout the remainder of 2005, and support for our new point-of-sale system implemented in 2004.

Interest expense

Our interest expense in the first quarter of fiscal 2005 was $102,348, an increase of $74,922 from the first quarter of fiscal 2004.  The increase was due to a higher average loan balance in the first quarter of 2005 and additional interest expense resulting from capital leases associated with our new point-of-sale system that were executed during 2004.

Income taxes

We have not provided a benefit for income taxes for the first quarter of fiscal 2005 or fiscal 2004 due to the uncertainty of future taxable income.

At the end of fiscal 2004 we had estimated net operating loss carryforwards of approximately $23.0 million, which begin to expire in 2018.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards will be subject to annual limitations based upon certain ownership changes of our stock that have occurred or that may occur.

Net loss

Our net loss in the first quarter of fiscal 2005 was $1,744,779, or $0.08 per basic and diluted share, compared to a loss of $882,321, or $0.04 per basic and diluted share, in the first quarter of fiscal 2004.

Liquidity and Capital Resources

Our operating activities used $1,268,917 in cash in the first quarter of fiscal 2005 compared to $671,515 in the first quarter of fiscal 2004, an increase of $597,402.  Our net loss of $1,744,779 in the first quarter of fiscal 2005 compared to a loss of $882,321 in the first quarter of fiscal 2004, represented $862,458 of this increase.  The increase in net loss was partially offset by the increase in depreciation expense and the change in deferred rent.

We used $348,350 of net cash in investing activities in the first quarter of fiscal 2005 compared to $456,447 in the first quarter of 2004.  The cash invested in the first quarter of 2005 was primarily for fixed assets associated with our new store that opened during the period.  The cash invested in the first quarter of fiscal 2004 was predominantly for fixed assets associated with two new stores that were under construction during the period.

We provided $1,130,429 in net cash by financing activities in the first quarter of 2005 compared to $232,739 in the first quarter of 2004.  We increased our borrowings under our line of credit by $1,239,524 in the first quarter of 2005 compared to $161,107 in the first quarter of 2004.  This increase was primarily used to fund the net operating loss in the first quarter of 2005.

We have a line of credit (the “line”) with Wells Fargo Retail Finance II, LLC, which was amended on January 2, 2004.  The amendment extended the maturity date of the line to January 2, 2007, eliminated the minimum interest rate of 6.5%, established a new interest rate at the bank’s base rate plus 50 basis points and added the option to increase the line in increments of $2,500,000 beyond the previous limit of $7,500,000, to a limit of $12,500,000, upon 15 days written notice, as long as we are in compliance with all debt covenants and the other provisions of the loan agreement.  Our inventory and accounts receivable secure our line of credit. We borrow against these assets at agreed upon advance rates, which may vary at different times of the year.

Our inventory consists of party supplies which are valued at the lower of weighted-average cost or market and are reduced by an allowance for obsolete and excess inventory and other adjustments, including vendor rebates, discounts and freight costs.  Our line of credit availability calculation allows us to borrow against “acceptable inventory at cost,” which takes our inventory at cost and reflects adjustments that our lender has approved which may be different than adjustments we use for valuing our inventory in our financial statements, such as the adjustment to reserve for inventory shortage.  The amount of “acceptable inventory at cost” was $12,993,992 at March 26, 2005.

Our accounts receivable consists primarily of vendor rebates receivables and credit card receivables.  Our line of credit availability calculation allows us to borrow against “eligible credit card receivables,” which are the credit card receivables for the previous three days of business.  The amount of “eligible credit card receivables” was $275,121 at March 26, 2005.

The total borrowing base is then determined by adding the “acceptable inventory at cost” times an agreed upon advance rate plus the “eligible credit card receivables” times an agreed upon advance rate but not to exceed our established credit limit.  The total borrowing base at March 26, 2005 was $7,500,000.  Under the terms of our line of credit, this amount was then further reduced by (1) a minimum availability block, (2) customer deposits, (3) gift certificates, (4) merchandise credits and (5) outstanding letters of credit.  Therefore, given our line of credit limit of $7,500,000 our additional availability at March 26, 2005 was approximately $137,327.

The amounts outstanding under our line were $6,497,214 as of March 26, 2005 and $5,257,690 as of December 25, 2004.  The outstanding balances under our line are classified as current liabilities in the accompanying consolidated balance sheets since we are required to apply daily lock-box receipts to reduce the amount outstanding.

As of April 11, 2005, we increased our line of credit limit to $10,000,000 to help finance our present operations and this year’s store expansion plan.

Subsequent to the end of the first quarter of fiscal 2005, on April 27, 2005, we amended our existing agreement to allow for a “special subline” that would increase our borrowing base by $500,000.  Upon activation of the “special subline”, the interest rate on the line of credit will be the bank’s base rate plus 75 basis points through the “special sublime” termination date.  The “special subline” can be activated upon 5 days written notice and terminates as of November 1, 2005 or earlier upon written notice.  As of May 2, 2005, we have not activated the “special subline”.

Our prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, economic conditions, and contractual matters.  We expect our capital expenditures for 2005 to be primarily related to new stores, store improvements and other technology advancements in support of growth and operational enhancement.

	Payments Due By Period
	Within 1 Year	Within 2 - 3 Years	Within 4 - 5 Years	After 5 Years	Total
Line of credit	$6,497,214	$—	$—	$—	$6,497,214
Capital lease obligations	374,251	691,668	—	—	1,065,919
Operating leases (including retail space leases)	7,400,302	13,489,147	9,311,205	16,519,260	46,719,914
Total contractual obligations	$14,271,767	$14,180,815	$9,311,205	$16,519,260	$54,283,047

Seasonality

Due to the seasonality of our business, sales and operating income are typically higher in our second and fourth quarters.  Our business is highly dependent upon sales of Easter, graduation and summer merchandise in the second quarter and sales of Halloween and Christmas merchandise in the fourth quarter.

Geographic Concentration

At April 26, 2005 we operated a total of 45 stores, 41 of which are located in New England.  As a result, a severe or prolonged regional recession or regional changes in demographics, employment levels, population, weather patterns, real estate market conditions or other factors specific to the New England region may adversely affect us more than a company that is more geographically diverse.

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

•                  general economic and other developments affecting consumer confidence or spending patterns, particularly in the New England region and particularly during the Halloween season, which is our single most important season and

•                  compliance with evolving federal securities, accounting, and stock exchange rules and regulations applicable to publicly-traded companies listed on the American Stock Exchange.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we perform a review of each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  Our review considers store operating results, future sales growth and cash flows.  The conclusion regarding impairment may differ from current estimates if underlying assumptions or business strategies change.

Income Taxes

Historically, we have not recognized an income tax benefit for our losses.  Accordingly we record a valuation allowance against our deferred tax assets because of the uncertainty of future taxable income and the realizability of the deferred tax assets.  In determining if a valuation allowance against our deferred tax asset is appropriate, we consider both positive and negative evidence.  The positive evidence that we considered included (1) we were profitable for the last two years due to the success of our Halloween seasons and (2) we have achieved positive comparable store sales growth and improved merchandise margins during these two years of profitability.  The negative evidence that we considered included (1) our comparable store sales and merchandise margins decreased during the first quarter of 2005, (2) we have been profitable for only two years and we have been unprofitable for the first nine months of those years,  (3) our future profitability is vulnerable to certain risks, including (a) the risk that we may not be able to generate significant taxable income to fully utilize our net operating loss carryforwards of approximately $23.0 million, (b) the risk of unseasonable weather in a single geographic region, New England, where our stores are concentrated, (c) the risk of being so dependent upon a single season, Halloween, for a significant amount of annual sales and profitability and (d) the risk of rising prices for petroleum products, which are a key raw material for much of our merchandise and which affect our freight costs, (4) the costs for opening new stores will put pressure on our profit margins until these stores reach maturity and (5) the investment in infrastructure required to support our store expansion plan will increase our costs.

The negative evidence is strong enough for us to conclude that the level of our future profitability is uncertain at this time. We believe that it is prudent for us to maintain a valuation allowance until we have a longer track record of profitability and we can reduce our exposure to the risks described above.  Should we determine that we will be able to realize our deferred tax assets in the future, an adjustment to our deferred tax assets would increase income in the period we made such a determination.

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

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.  Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.

On April 14, 2005, the SEC announced that it would provide for a phased-in implementation process for Statement 123(R) for public companies.  As a result, we will not be required to adopt Statement 123(R) until January 1, 2006 (a delay of six months).  Early adoption will be permitted in periods in which financial statements have not yet been issued.  We expect to adopt Statement 123(R) on January 1, 2006.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

•                  A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

•                  A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We have not yet determined which method we will use.

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options.  Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position.  The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss and net loss per share discussed above.

In February 2005, the Chief Accountant of the SEC issued a letter clarifying his staff’s interpretation of certain accounting issues and their application under generally accepted accounting principles (“GAAP”) relating to operating leases.  In summary, their interpretation is that (1) leasehold improvements should be amortized by the lessee over the shorter of their economic lives or the lease term, which could include lease renewal terms when the renewals are “reasonably assured,” (2) free or reduced rents should be recognized by the lessee on a straight-line basis over the lease term (including any free or reduced rent period) and (3) the statement of cash flows should reflect cash received from the lessor that is accounted for as a lease incentive within operating activities and the acquisition of leasehold improvements for cash within investing activities.  These positions are based upon existing accounting literature.  Our present accounting policies are consistent with positions described by the Chief Accountant and his staff in this letter.  Our policy is to amortize leasehold improvements for 10 years or the life of the lease, whichever period is shorter.  Our policy is to amortize free or reduced rent on a straight-line basis over the lease term (including any free or reduced rent periods).  We generally do not enter into agreements that involve receiving cash from lessors/landlords.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our market risk exposure since the filing of our Annual Report on Form 10-K.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 26, 2005.  In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on this evaluation, our CEO and CFO concluded that, as of March 26, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls.  No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 26, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

(b) Reports on Form 8-K

On February 28, 2005, we furnished a Current Report on Form 8-K under Item 2.02 containing a press release announcing our financial results for the fourth quarter and fiscal year ended December 25, 2004.

On April 5, 2005, we furnished a Current Report on Form 8-K under Item 8.01 containing a press release announcing our two year sponsorship agreement with the Boston Red Sox to be their official party supply store.

On April 27, 2005, we furnished a Current Report on Form 8-K under Item 2.02 containing a press release announcing our financial results for the fiscal quarter ended March 26, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPARTY CORP.

By:	/s/ SAL PERISANO
Sal Perisano
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ PATRICK FARRELL
Patrick Farrell
President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 9, 2005

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
Ex. 10.1	Third Amendment to Loan and Security Agreement by and among iParty Corp., iParty Retail Stores Corp. and Wells Fargo Retail Finance II, LLC.
Ex. 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Executive Officer).
Ex. 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (Chief Financial Officer).
Ex. 32.1	Certification pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
Ex. 32.2	Certification pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).