Form 10-K/A
period 2004-12-25
IPARTY CORP
filed 2005-05-27
CIK 1078383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A*

(Amendment No. 1)

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

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).       Yes ☐ No ☒

On June 26, 2004, the aggregate market value of the voting common equity of the registrant (consisting of common stock, $.001 par value (the “common stock”)) held by nonaffiliates of the registrant was approximately $14,091,685 based on the closing price for such common stock on said date as reported by the American Stock Exchange.  As of March 21, 2005 there were 22,115,239 shares of common stock, $.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual stockholders’ meeting to be held June 8, 2005 are incorporated by reference into Part III.

* Amendment to Part II, Item 8 and Part IV, Item 15, as set forth herein.

Explanatory Note to Form 10-K/A

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 25, 2004 to resubmit the Report of Independent Registered Public Accounting Firm so that it complies with PCAOB Auditing Standard No. 1.  We have been advised by the SEC that it is no longer appropriate to refer to auditing standards as “generally accepted” in the United States.  Instead, the audit report should have described the PCAOB’s standards as “the standards of the Public Company Accounting Oversight Board (United States)”.  Also, the first paragraph of the opinion of Ernst & Young LLP has been revised to state that the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit) and cash flows were audited for the three years in the period ended December 25, 2004 as opined by them in the last paragraph.  In accordance with the rules of the SEC, the full text of the affected Item 8 and Item 15 of the original filing on Form 10-K are included in this amendment and the certifications mandated under the Sarbanes-Oxley Act of 2002 are hereby submitted as of the date hereof.

Amendment No. 1 also corrects an inadvertent error in the cover page:  the box for disclosure of delinquent filers pursuant to Item 405 of Regulation S-K should not have been checked.

This Form 10-K/A does not amend, modify or update any other information.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is included in a separate section of this report.  See “Index to Consolidated Financial Statements” on page F-1.

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

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPARTY CORP.

	By:	/s/ SAL PERISANO
Sal Perisano
Chairman of the Board and
Chief Executive Officer

Dated: May 27, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ SAL PERISANO	Chairman of the Board and	May 27, 2005
Sal Perisano	Chief Executive Officer
(Principal Executive Officer)

/s/ PATRICK FARRELL	President and Chief Financial Officer	May 27, 2005
Patrick Farrell	(Principal Financial Officer and Principal
Accounting Officer)

/s/ DANIEL DE WOLF	Director	May 27, 2005
Daniel De Wolf

/s/ FRANK HAYDU	Director	May 27, 2005
Frank Haydu

/s/ LORENZO ROCCIA	Director	May 27, 2005
Lorenzo Roccia

/s/ ERIC SCHINDLER	Director	May 27, 2005
Eric Schindler

/s/ JOSEPH VASSALLUZZO	Director	May 27, 2005
Joseph Vassalluzzo

/s/ CHRISTINA WEAVER-VEST	Director	May 27, 2005
Christina Weaver-Vest

2

iPARTY CORP.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

iParty Corp.

We have audited the accompanying consolidated balance sheets of iParty Corp. and subsidiaries as of December 25, 2004 and December 27, 2003, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 25, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

IPARTY CORP.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY DEFICIT)

			Stockholders’ Equity (Deficit)
	Convertible		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance December 29, 2001	3,274,372	$20,092,667	—	$—	15,122,675	$15,123	$44,395,314	$(59,194,535)	$(14,784,098)

Issuance of common stock upon conversion of Series B convertible preferred stock	(119,786)	(1,257,886)	—	—	1,197,860	1,198	1,256,688	—	1,257,886
Issuance of common stock upon conversion of Series E convertible preferred stock	(66,666)	(250,000)	—	—	666,660	667	249,333	—	250,000
Series B convertible preferred stock adjustment	(313,974)	(314)	—	—	—	—	314	—	314
Series C convertible preferred stock adjustment	(45,198)	(45)	—	—	—	—	45	—	45
Series D convertible preferred stock adjustment	(112,996)	(113)	—	—	—	—	113	—	113
Equity portion of special charge	—	—	—	—	—	—	171,465	—	171,465
Exercise of stock options	—	—	—	—	9,375	9	4,679	—	4,688
Convertible preferred stock beneficial conversion dividend	—	—	—	—	—	—	90,150	(90,150)	—
Net loss	—	—	—	—	—	—	—	(684,569)	(684,569)
Balance December 28, 2002	2,615,752	18,584,309	—	—	16,996,570	16,997	46,168,101	(59,969,254)	(13,784,156)

Issuance of common stock upon conversion of Series B convertible preferred stock	(73,719)	(1,096,939)			948,690	948	1,095,991	—	1,096,939
Issuance of common stock upon conversion of Series E convertible preferred stock	(77,228)	(289,604)			823,944	824	288,780	—	289,604
Reclassification of Series A convertible preferred stock (Note 1)	(1,000,000)	(1,000,000)	1,000,000	1,000,000					1,000,000
Reclassification of Series B convertible preferred stock (Note 1)	(611,080)	(9,092,870)	611,080	9,092,870					9,092,870
Reclassification of Series C convertible preferred stock (Note 1)	(100,000)	(1,492,000)	100,000	1,492,000					1,492,000
Reclassification of Series D convertible preferred stock (Note 1)	(250,000)	(3,652,500)	250,000	3,652,500					3,652,500
Reclassification of Series E convertible preferred stock (Note 1)	(389,439)	(1,460,396)	389,439	1,460,396					1,460,396
Reclassification of Series F convertible preferred stock (Note 1)	(114,286)	(500,000)	114,286	500,000					500,000
Exercise of stock options	—	—	—	—	11,000	11	1,749	—	1,760
Net income	—	—	—	—	—	—	—	750,957	750,957
Balance December 27, 2003	—	—	2,464,805	17,197,766	18,780,204	18,780	47,554,621	(59,218,297)	5,552,870

Issuance of common stock upon conversion of Series A convertible preferred stock	—	—	(1,000,000)	(1,000,000)	1,000,000	1,000	999,000		—
Issuance of common stock upon conversion of Series B convertible preferred stock	—	—	(103,620)	(1,541,869)	1,333,693	1,333	1,540,536		—
Issuance of common stock upon conversion of Series E convertible preferred stock	—	—	(92,772)	(347,895)	961,025	961	346,934		—
Exercise of stock options	—	—	—	—	17,795	19	7,009		7,028
Net income	—	—	—	—	—	—	—	991,193	991,193
Balance December 25, 2004	—	$—	1,268,413	$14,308,002	22,092,717	$22,093	$50,448,100	$(58,227,104)	$6,551,091

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

The following table summarizes the Company’s outstanding warrants, including the impact of anti-dilution events which occurred in previous years, at December 25, 2004:

		Exercise
	Total	Price per
Number	Common	Common
of	Shares	Share	Expiration
Warrants	Issuable	Issuable	Date
528,210	528,210	$ 2.63 - $5.13	04/16/09 - 08/15/09
5,223,512	8,357,619	1.25	08/26/05
500,000	800,000	1.25	08/26/05
929,929	1,487,886	1.25	08/26/05
1,250,000	1,837,500	1.36	08/26/05
8,431,651	13,011,215	1.37

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

A summary of the Company’s stock options is as follows:

	Number	Weighted
	of	Average
	Stock	Exercise	Price
	Options	Price	Range
Outstanding - December 29, 2001	7,522,964	$1.07	$ 0.10 - $ 5.38
Granted	863,457	0.33	0.21 - 0.67
Expired/Forfeited	(133,862)	0.31	0.10 - 0.50
Exercised	(9,375)	0.50	0.50 - 0.50

Outstanding - December 28, 2002	8,243,184	1.01	0.11 - 5.38
Granted	455,555	0.45	0.15 - 1.06
Expired/Forfeited	(170,021)	0.29	0.15 - 0.44
Exercised	(11,000)	0.16	0.16 - 0.16

Outstanding - December 27, 2003	8,517,718	0.99	0.11 - 5.38
Granted	1,801,300	0.89	0.69 - 1.33
Expired/Forfeited	(269,406)	1.50	0.11 - 4.00
Exercised	(17,795)	0.39	0.20 - 0.50

Outstanding - December 25, 2004	10,031,817	$0.96	$ 0.13 - $ 5.38

Exercisable - December 25, 2004	8,210,070	$1.01	$ 0.13 - $ 5.38

Available for grant - December 25, 2004	595,013

The following table summarizes information for options outstanding and exercisable at December 25, 2004:

		Weighted
	Number	Average	Weighted	Number	Weighted
	of	Remaining	Average	of	Average
	Stock	Life	Exercise	Stock	Exercise
Price Range	Options	(Years)	Price	Options	Price
$ 0.11 - $ 0.20	244,860	6.9	$0.18	187,396	$0.18
0.21 - 0.30	3,832,882	6.2	0.25	3,592,078	0.25
0.31 - 0.50	1,092,768	7.2	0.35	980,726	0.35
0.51 - 1.00	2,882,177	8.1	0.80	1,497,515	0.74
1.01 - 3.50	989,130	4.7	2.17	962,355	2.19
3.51 - 5.38	990,000	4.4	3.82	990,000	3.82
Total	10,031,817	6.5	$0.96	8,210,070	$1.01

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

EXHIBIT INDEX

EXHIBIT
NUMBER			DESCRIPTION
3.1	(1)		Restated Certificate of Incorporation of WSI Acquisition Corp. and Certificate of Merger by iParty Corp. into WSI Acquisition Corp.
3.2	(1)		Certificate of Designation of Series A Preferred Stock of WSI Acquisitions, Corp.
3.3	(2)		Certificate of Designation of Series B Preferred Stock of iParty Corp.
3.4	(2)		Certificate of Designation of Series C Preferred Stock of iParty Corp.
3.5	(4)		Certificate of Designation of Series D Preferred Stock of iParty Corp.
3.6	(6)		Certificate of Designation of Series E Preferred Stock of iParty Corp.
3.7	(12)		Certificate of Correction to Certificate of Designation of Series E Preferred Stock of iParty Corp.
3.8	(7)		Certificate of Designation of Series F Preferred Stock of iParty Corp.
3.9	(9)		Certificate of Designation of Series G Junior Preferred Stock of iParty Corp.
3.10	(1)		By-Laws of WSI Acquisition Corp., as amended.
4.1	(2)		Warrant Agreement between iParty Corp., Continental Stock Transfer & Trust Company and Commonwealth Associates, LP.
4.2	(2)		Warrant Agreement between iParty Corp., Continental Stock Transfer & Trust Company and Commonwealth Associates, LP.
4.3	(5)		Taymark Warrant Certificate.
10.1	(1)		Agreement and Plan of Merger between iParty Corp. and WSI Acquisitions Corp.
10.2	(1)		1998 Incentive and Non-Qualified Stock Option Plan.
10.3	(11)		Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan.
10.4	(14)	##	Employment Agreement between iParty Corp. and Sal Perisano, dated May 14, 2004.
10.5	(14)	##	Employment Agreement between iParty Corp. and Patrick Farrell, dated May 14, 2004.
10.6	(14)	##	Employment Agreement between iParty Corp. and Dorice Dionne, dated May 14, 2004.
10.7	(3)		Fulfillment Agreement between iParty Corp. and Taymark.
10.8	(11)		Extension to Fulfillment Agreement between iParty Corp. and Taymark.
10.9	(12)		Web Site License Agreement between iParty Corp. and Taymark, Inc.
10.10	(8)		Rights Agreement between iParty Corp. and Continental Stock Transfer & Trust, as Rights Agent.
10.11	(11)		Loan and Security Agreement between iParty Retail Stores Corp. and Paragon Capital LLC.
10.12	(10)		First Amendment to Loan and Security Agreement by and among iParty Corp., iParty Retail Stores Corp. and Wells Fargo Retail Finance, LLC.
10.13	(13)		Second Amendment to Loan and Security Agreement by and among iParty Corp., iParty Retail Stores Corp. and Wells Fargo Retail Finance II, LLC.
10.14	(11)		Trademark Security Agreement between iParty Retail Stores Corp. and Paragon Capital LLC.
10.15	(11)		Trademark Security Agreement between iParty Corp. and Wells Fargo Retail Finance, LLC.
10.16	(6)		Stock Purchase Agreement by and among iParty Corp., Ajmal Khan and Robert Lessin.
10.17	(7)		Stock Purchase Agreement between iParty Corp. and Patriot Capital Ltd.
10.18	(3)		Funding Agreement among iParty Corp., Robert Lessin and Ajmal Khan.
21.1	(15)		Subsidiaries of Registrant.
23.1	(15)		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	**		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.
31.2	**		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.
32.1	**		Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.
32.2	**		Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

**	Filed herewith.
##	Management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to iParty’s Registration Statement on Form 10-SB, Registration No. 0-25507, as filed with the SEC on March 8, 1999 and incorporated herein by reference.
(2)	Filed as an exhibit to Amendment No. 2 to iParty’s Registration Statement on Form 10-SB, Registration No. 0-25507, as filed with the SEC on October 19, 1999 and incorporated herein by reference.
(3)	Filed as an exhibit to Amendment No. 1 to iParty’s Registration Statement on Form 10-SB, Registration No. 0-25507, as filed with the SEC on July 12, 1999 and incorporated herein by reference.

(4)	Filed as an exhibit to iParty’s Annual Report on Form 10-KSB for the year ended December 31, 1999, as filed with the SEC on April 14, 2000 and incorporated herein by reference.
(5)	Filed as an exhibit to iParty’s Registration Statement on Form SB-2, Registration No. 333-40568, as filed with the SEC on June 30, 2000 and incorporated herein by reference.
(6)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on August 30, 2000 and incorporated herein by reference.
(7)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on September 15, 2000 and incorporated herein by reference.
(8)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on November 16, 2001 and incorporated herein by reference.
(9)	Included as an exhibit (Exhibit C) to Exhibit 99.2 to iParty’s Current Report on Form 8-K, filed with the SEC on November 16, 2001 and incorporated herein by reference.
(10)	Filed as an exhibit to iParty’s Quarterly Report on Form 10-QSB for the quarterly period ended June 29, 2002, as filed with the SEC on August 13, 2002 and incorporated herein by reference.
(11)	Filed as an exhibit to iParty’s Annual Report on Form 10-KSB for the year ended December 28, 2002, filed with the SEC on March 28, 2003 and incorporated herein by reference.
(12)	Filed as an exhibit to iParty’s Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2003 and incorporated herein by reference.
(13)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on January 29, 2004 and incorporated herein by reference.
(14)	Filed as an exhibit to iParty’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2004 and incorporated herein by reference.
(15)	Filed as an exhibit to iParty’s Annual Report on Form 10-K, filed with the SEC on March 25, 2005 and incorporated herein by reference.