Form 10-Q
period 2005-06-25
IPARTY CORP
filed 2005-08-08
CIK 1078383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2005

or

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

Yes ☐ No ☒

As of August 3, 2005, there were 22,159,628 shares of common stock, $.001 par value, outstanding.

iPARTY CORP.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

iPARTY CORP.

CONSOLIDATED BALANCE SHEETS

	Jun 25, 2005	Dec 25, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,765,512	$1,757,157
Restricted cash	471,572	561,407
Accounts receivable	674,820	700,961
Inventory, net	11,827,434	11,400,971
Prepaid expenses and other assets	461,561	476,046
Total current assets	15,200,899	14,896,542
Property and equipment, net	4,648,781	4,483,705
Other assets	87,141	99,690
Total assets	$19,936,821	$19,479,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,147,476	$3,421,195
Accrued expenses	2,100,135	2,615,835
Current portion of capital lease obligations	413,781	365,674
Borrowings under line of credit	7,205,431	5,257,690
Total current liabilities	13,866,823	11,660,394

Long-term liabilities:
Capital lease obligations, net of current portion	676,419	796,693
Other liabilities	525,879	471,759
Total long-term liabilities	1,202,298	1,268,452

Commitments and contingencies

Stockholders’ equity:
Series B convertible preferred stock - 1,150,000 shares authorized; 505,710 and 507,460 shares issued and outstanding at June 25, 2005 and Dec 25, 2004, respectively (aggregate liquidation value of $10,114,200 at June 25, 2005)	7,524,962	7,551,002
Series C convertible preferred stock - 100,000 shares authorized, issued and outstanding (aggregate liquidation value of $2,000,000 at June 25, 2005)	1,492,000	1,492,000
Series D convertible preferred stock - 250,000 shares authorized, issued and outstanding (aggregate liquidation value of $5,000,000 at June 25, 2005)	3,652,500	3,652,500
Series E convertible preferred stock - 296,667 shares authorized, issued and outstanding (aggregate liquidation value of $1,112,500 at June 25, 2005)	1,112,500	1,112,500
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding (aggregate liquidation value of $500,000 at June 25, 2005)	500,000	500,000
Total convertible preferred stock	14,281,962	14,308,002

Common stock - $.001 par value; 150,000,000 shares authorized; 22,115,239 and 22,092,717 shares issued and outstanding at June 25, 2005 and Dec 25, 2004, respectively	22,115	22,093

Additional paid-in capital	50,502,618	50,448,100
Accumulated deficit	(59,938,995)	(58,227,104)
Total stockholders’ equity	4,867,700	6,551,091

Total liabilities and stockholders’ equity	$19,936,821	$19,479,937

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	Jun 25, 2005	Jun 26, 2004	Jun 25, 2005	Jun 26, 2004
Revenues	$16,517,522	$15,360,388	$29,677,285	$27,396,454
Operating costs:
Cost of products sold and occupancy costs	9,544,608	8,539,369	17,710,177	15,557,014
Marketing and sales	5,276,430	4,792,713	10,112,277	9,091,303
General and administrative	1,534,192	1,590,445	3,335,142	3,165,351

Operating income (loss)	162,292	437,861	(1,480,311)	(417,214)

Other income	—	354,500	—	354,500

Income (loss) before interest and income taxes	162,292	792,361	(1,480,311)	(62,714)

Interest income	109	829	281	1,009
Interest expense	(129,513)	(43,894)	(231,861)	(71,320)

Income (loss) before income taxes	32,888	749,296	(1,711,891)	(133,025)

Income taxes	—	—	—	—

Net income (loss)	$32,888	$749,296	$(1,711,891)	$(133,025)

Income (loss) per share:
Basic	$0.00	$0.02	$(0.08)	$(0.01)
Diluted	$0.00	$0.02	$(0.08)	$(0.01)

Weighted-average shares outstanding:
Basic	37,706,143	37,698,128	22,111,403	20,675,562
Diluted	39,937,184	41,834,415	22,111,403	20,675,562

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	Jun 25, 2005	Jun 26, 2004
Operating activities:

Net Loss	$(1,711,891)	$(133,025)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	492,220	207,743
Deferred rent	54,120	15,957
Changes in operating assets and liabilities:
Accounts receivable	26,141	(178,674)
Inventory	(426,463)	(382,218)
Prepaid expenses and other assets	19,484	24,128
Accounts payable	726,281	462,605
Accrued expenses and other liabilities	(487,200)	669,500
Net cash provided by (used in) operating activities	(1,307,308)	686,016

Investing activities:

Purchase of property and equipment	(524,328)	(1,823,585)
Net cash used in investing activities	(524,328)	(1,823,585)

Financing activities:

Net borrowings under line of credit	1,947,741	1,111,584
Increase in restricted cash	89,835	45,646
Principal payments on capital lease obligations	(205,135)	(27,715)
Deferred financing costs	7,550	(40,629)
Proceeds from exercise of stock options	—	4,529
Net cash provided by financing activities	1,839,991	1,093,415

Net increase (decrease) in cash and cash equivalents	8,355	(44,154)

Cash and cash equivalents, beginning of period	1,757,157	2,442,471

Cash and cash equivalents, end of period	$1,765,512	$2,398,317

Supplemental disclosure of non-cash financing activities:

Conversion of Series A convertible preferred stock to common stock	$—	$1,000,000
Conversion of Series B convertible preferred stock to common stock	26,040	1,248,077
Conversion of Series E convertible preferred stock to common stock	—	347,895
Total conversion of convertible preferred stock to common stock	$26,040	$2,595,972

Acquisition of assets under capital lease	$132,968	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 25, 2005

(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

The interim consolidated financial statements as of June 25, 2005 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles.  The consolidated balance sheet at December 25, 2004 has been derived from the audited consolidated financial statements at that date.  Operating results for the Company on a quarterly basis may not be indicative of the results for the entire year due, in part, to the seasonality of the party goods industry.  Historically, higher revenues and operating income have been experienced in the second and fourth fiscal quarters.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 25, 2004.

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

The Company uses controlled disbursement banking arrangements as part of its cash management program.  Outstanding checks, which were included in accounts payable, totaled $853,945 at June 25, 2005 and $950,156 at December 25, 2004.  The Company had sufficient funds available to fund the outstanding checks when they were presented for payment.

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

Inventories

Inventories consist of party supplies and are valued at the lower of moving weighted-average cost or market.  Inventory has been reduced by an allowance for obsolete and excess inventory, which is based on management’s review of inventories on hand compared to estimated future sales.  The activity in the allowance for obsolete and excess inventory is as follows:

	Jun 25, 2005	Dec 25, 2004
Beginning balance	$1,296,855	$1,400,262
Increases to reserve	121,477	200,000
Write-offs against reserve	(4,232)	(303,407)
Ending balance	$1,414,100	$1,296,855

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

The following table sets forth the computation of basic and diluted net income (loss) per share available to common stockholders:

	For the three months ended		For the six months ended
	Jun 25, 2005	Jun 26, 2004	Jun 25, 2005	Jun 26, 2004
Net income (loss) available to common stockholders	$32,888	$749,296	$(1,711,891)	$(133,025)

Basic and diluted net income (loss) per share available to common stockholders	$0.00	$0.02	$(0.08)	$(0.01)

Weighted-average shares outstanding:
Common shares	22,115,239	21,123,453	22,111,403	20,675,562
Common share equivalents of Series B-F convertible preferred stock	15,590,904	16,574,675	—	—
Basic weighted-average shares outstanding	37,706,143	37,698,128	22,111,403	20,675,562

Common share equivalents of “in the money” stock options	2,231,041	4,136,287	—	—
Common share equivalents of “in the money” warrants	—	—	—	—
Diluted weighted-average shares outstanding	39,937,184	41,834,415	22,111,403	20,675,562

The common share equivalents of “out of the money” stock options and warrants were excluded from the computation of diluted net income per share available to common stockholders since their impact would have been anti-dilutive.  A total of 5,198,447 common share equivalents associated with stock options and 13,011,216 common share equivalents associated with warrants were excluded from the computation of diluted net income per share available to common stockholders for the three months ended June 25, 2005. A total of 2,003,880 common share equivalents associated with stock options and 13,561,216 common share equivalents associated with warrants were excluded from the computation of diluted net income per share available to common stockholders for the three months ended June 26, 2004.

Stock Option Compensation Expense

The Company accounts for its stock option compensation agreements with employees under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation.

The Company has computed the value of options using the Black-Scholes option pricing model prescribed by SFAS No. 123.  The weighted-average fair value of the options granted was $0.42 per share during the second quarter of fiscal 2005 and $0.78 per share during the second quarter of fiscal 2004, using the following assumptions:  no dividend yield, volatility of 111% in 2005 and 117-118% in 2004, a risk-free interest rate of 3.73% in the second quarter of fiscal 2005 and 3.72-4.00% in the second quarter of fiscal 2004 and an expected life of five years from the date of the grant.  Had compensation cost for the Company’s stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS 123, the Company’s net loss and net loss per share would have been the following pro forma amounts:

	For the three months ended		For the six months ended
	Jun 25, 2005	Jun 26, 2004	Jun 25, 2005	Jun 26, 2004
Net income (loss):
Reported	$32,888	$749,296	$(1,711,891)	$(133,025)
Stock option compensation expense	(94,938)	(386,935)	(209,651)	(535,285)
Pro forma	$(62,050)	$362,361	$(1,921,542)	$(668,310)

Net income (loss) per share:
Reported
Basic and diluted:	$0.00	$0.02	$(0.08)	$(0.01)
Pro forma
Basic and diluted:	$0.00	$0.01	$(0.09)	$(0.03)

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 25, 2004.

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

Overview

We believe we are a leading brand in the party industry in the markets we serve and a leading resource in those markets for consumers seeking party goods, party planning advice and party-related information.  We are a party goods retailer operating stores throughout New England, where 42 of our 47 retail stores are located.  Our other five stores are located in Florida.  We opened two new stores after the second quarter; one in Port Richey, Florida; and another in Seekonk, Massachusetts.  We also license the name “iparty.com” (at www.iparty.com) to a third party in exchange for royalties from Internet sales, which to date have not been significant.

The following table shows the number of stores in operation:

	For the three months ended		For the six months ended
	Jun 25, 2005	Jun 26, 2004	Jun 25, 2005	Jun 26, 2004
Beginning of period	45	38	44	38
Openings	—	2	1	2
Closings	—	—	—	—
End of period	45	40	45	40

Our stores feature over 20,000 products ranging from greeting cards and balloons to more unique merchandise such as piñatas, tiny toys, masquerade and Hawaiian Luau items.  Our sales are driven by the following events:  Halloween, Christmas, Easter, Valentine’s Day, New Year’s, Independence Day, St. Patrick’s Day, Thanksgiving and Chanukah.  We also focus our business closely on lifetime events such as anniversaries, graduations, birthdays, and bridal or baby showers.  The following table shows a summary of our revenues and the increase in revenues from the prior year periods:

	For the three months ended		For the six months ended
	Jun 25, 2005	Jun 26, 2004	Jun 25, 2005	Jun 26, 2004
Revenues	$16,517,522	$15,360,388	$29,677,285	$27,396,454

Increase in revenues	7.5%	11.3%	8.3%	13.7%

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

The second quarter of fiscal year 2005 had 13 weeks and ended on June 25, 2005.  The second quarter of fiscal year 2004 had 13 weeks and ended on June 26, 2004.

Three Months Ended June 25, 2005 Compared to Three Months Ended June 26, 2004

Revenues

Our consolidated revenues for the second quarter of fiscal 2005 were $16,517,522, an increase of $1,157,134, or 7.5% from the second quarter of the prior fiscal year.  Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.

Sales for the second quarter of fiscal 2005 included sales from five new stores that opened subsequent to the second quarter of 2004, as well as a decrease of 0.5% in comparable store sales.  Comparable store sales are defined as sales from those stores open for at least one full year.  The decrease in comparable store sales was primarily due to the impact of the Easter season falling in the first quarter in 2005 compared to the second quarter in 2004.

Cost of goods sold and occupancy costs

Our cost of goods sold and occupancy costs for the second quarter of fiscal 2005 was $9,544,608, or 57.8% of revenues, an increase of $1,005,239 and an increase of 2.2 percentage points, as a percentage of revenues, from the second quarter of the prior fiscal year.  Cost of goods sold and occupancy costs consists of the cost of merchandise sold to customers and the occupancy costs for our stores.  As a percentage of revenues, the increase was attributable to our new stores, which operate at a higher occupancy to sales ratio until they reach maturity, and increases in our product costs charged to us by certain key vendors.

Marketing and sales expense

Our consolidated marketing and sales expense for the second quarter of fiscal 2005 was $5,276,430, or 31.9% of revenues, an increase of $483,717 and an increase of 0.7 percentage points, as a percentage of revenues, from the second quarter of the prior fiscal year.  Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  As a percentage of revenues, the increase in marketing and sales expense was primarily due to an increase in depreciation expense related to the acquisition of fixed assets for new stores and our new point-of-sale system.

General and administrative expense

Our consolidated general and administrative (“G&A”) expense for the second quarter of fiscal 2005 was $1,534,192, or 9.3% of revenues, a decrease of $56,253 and 1.1 percentage points, as a percentage of revenues, from the second quarter of fiscal 2004.  G&A expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  The nature and magnitude of G&A expense for the second quarter of fiscal 2005 did not differ materially from our G&A expense in the second quarter of fiscal 2004.

Other income

In the second quarter of fiscal 2004 we reached a settlement with a third party in connection with the special charge pertaining to our preferred stock previously recorded in fiscal year 2002.  We recorded the net settlement of $354,500 as other income.

Interest expense

Our interest expense in the second quarter of fiscal 2005 was $129,513, an increase of $85,619 from the second quarter of fiscal 2004.  The increase was due to a higher average loan balance in the second quarter of 2005 and additional interest expense resulting from capital leases associated with our new point-of-sale system that were executed in the third quarter of fiscal 2004.

Income taxes

We have not provided for income taxes for the second quarter of fiscal 2005 or fiscal 2004 due to the uncertainty of future taxable income.

Net Income

Our net income in the second quarter of fiscal 2005 was $32,888, or $0.00 per basic and diluted share, compared to net income of $749,296, or $0.02 per basic and diluted share, in the second quarter of fiscal 2004.

Six months ended June 25, 2005 compared to six months ended June 26, 2004

Revenues

Our consolidated revenues for the first six months of fiscal 2005 were $29,677,285, an increase of $2,280,831, or 8.3% from the first six months of the prior fiscal year.  Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.

Sales for the first six months of fiscal 2005 included sales from five new stores that opened since the end of the second quarter of 2004, as well as a decrease of 0.5% in comparable store sales.  Comparable store sales are defined as sales from those stores open for at least one full year.  The decrease in comparable store sales was primarily due to severe weather that impacted our New England region stores during the first quarter of 2005.

Cost of goods sold and occupancy costs

Our cost of products sold and occupancy costs for the first six months of fiscal 2005 was $17,710,177, or 59.7% of revenues, an increase of $2,153,163 and an increase of 2.9 percentage points, as a percentage of revenues, from the first six months of the prior fiscal year.  Cost of products sold and occupancy costs consists of the cost of merchandise sold to customers and the occupancy costs for our stores.  As a percentage of revenues, the increase was attributable to our new stores, which operate at a higher occupancy to sales ratio until they reach maturity, and increases in our product costs charged to us by certain key vendors.

Marketing and sales expense

Our consolidated marketing and sales expense for the first six months of fiscal 2005 was $10,112,277, or 34.1% of revenues, an increase of $1,020,974 and an increase of 0.9 percentage points, as a percentage of revenues, from the first six months of the prior fiscal year.  Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  As a percentage of revenues, the increase in marketing and sales expense was primarily due to an increase in depreciation expense related to the acquisition of fixed assets for new stores and our new point-of-sale system.

General and administrative expense

Our consolidated general and administrative (“G&A”) expense for the first six months of fiscal 2005 was $3,335,142, or 11.2% of revenues, an increase of $169,791 and a decrease of 0.4 percentage points, as a percentage of revenues, from the first six months of the prior fiscal year.  G&A expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  The increase in G&A expense is largely attributable to professional fees related to compliance with Section 404 of Sarbanes-Oxley Act and enhancements to our new point-of-sale system.

Other income

In the second quarter of fiscal 2004 we reached a settlement with a third party in connection with the special charge pertaining to our preferred stock previously recorded in fiscal year 2002.  We recorded the net settlement of $354,500 as other income.

Interest expense

Our interest expense in the first six months of fiscal 2005 was $231,861, an increase of $160,541 from the first six months of fiscal 2004.  The increase during the first six months of fiscal 2005 was due to an increase in interest rates, a higher average loan balance and additional interest expense resulting from capital leases associated with our new point-of-sale system.

Income taxes

We have not provided a benefit for income taxes for the first six months of fiscal 2005 or fiscal 2004 due to the uncertainty of future taxable income.

At the end of fiscal 2004 we had estimated net operating loss carryforwards of approximately $23.0 million, which begin to expire in 2018.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards will be subject to annual limitations based upon certain ownership changes of our stock that have occurred or that may occur.

Net Loss

Our net loss in the first six months of fiscal 2005 was $1,711,891 or $0.08 per basic and diluted share, compared to a net loss of $133,025, or $0.01 per basic and diluted share, in the first six months of fiscal 2004.

Liquidity and Capital Resources

Our operating activities used $1,307,308 in the first six months of fiscal 2005 compared to providing $686,016 in the first six months of fiscal 2004, a decrease of $1,993,324.  Our net loss of $1,711,891 in the first six months of fiscal 2005 compared to a loss of $133,025 in the first six months of fiscal 2004, represented $1,578,866 of this decrease.  Accrued expenses related to new point-of-sale equipment decreased by approximately $850,000 in the first six months of 2005 as compared to the same period in 2004 since these costs were financed as capital leases during the third quarter of fiscal 2004.  These decreases in cash used in operating activities were partially offset by the increases in depreciation expense and the change in accounts receivable.

We used $524,328 in investing activities in the first six months of fiscal 2005 compared to $1,823,585 in the first six months of 2004.  The cash invested in the first six months of 2005 was primarily for fixed assets associated with new stores, an existing store expansion and point-of-sale system enhancements.  The cash invested in the first six months of fiscal 2004 was predominantly for fixed assets associated with new stores and the new point-of-sale system.

We provided $1,839,991 by financing activities in the first six months of 2005 compared to $1,093,415 in the first six months of 2004.  We increased our borrowings under our line of credit by $1,947,741 in the first six months of 2005 compared to a $1,111,584 increase in the first six months of 2004.  This increase was primarily used to fund the net operating loss for the first six months of fiscal 2005.

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

On April 11, 2005, we increased our line of credit limit to $10,000,000 to help finance our present operations and current year new store expansion plans.

Our inventory consists of party supplies which are valued at the lower of weighted-average cost or market and are reduced by an allowance for obsolete and excess inventory and other adjustments, including vendor rebates, discounts and freight costs.  Our line of credit availability calculation allows us to borrow against “acceptable inventory at cost,” which takes our inventory at cost and reflects adjustments that our lender has approved which may be different than adjustments we use for valuing our inventory in our financial statements, such as the adjustment to reserve for inventory shortage.  The amount of “acceptable inventory at cost” was $13,516,940 at June 25, 2005.

Our accounts receivable consists primarily of vendor rebates receivables and credit card receivables.  Our line of credit availability calculation allows us to borrow against “eligible credit card receivables,” which are the credit card receivables for the previous three days of business.  The amount of “eligible credit card receivables” was $425,454 at June 25, 2005.

The total borrowing base is then determined by adding the “acceptable inventory at cost” times an agreed upon advance rate plus the “eligible credit card receivables” times an agreed upon advance rate but not to exceed our established credit limit.  The total borrowing base at June 25, 2005 was at a credit limit of $10,000,000.  Under the terms of our line of credit, this amount was then further reduced by (1) a minimum availability block, (2) customer deposits, (3) gift certificates, (4) merchandise credits and (5) outstanding letters of credit.  Therefore, our additional availability at June 25, 2005 was approximately $272,000.

The amounts outstanding under our line were $7,205,431 as of June 25, 2005 and $5,257,690 as of December 25, 2004.  The outstanding balances under our line are classified as current liabilities in the accompanying consolidated balance sheets since we are required to apply daily lock-box receipts to reduce the amount outstanding.

On April 27, 2005, we amended our agreement to allow for a “special subline” that would increase our borrowing base by $500,000.  Upon activation of the “special subline”, the interest rate on the line of credit will be the bank’s base rate plus 75 basis points through the “special subline” termination date.  The “special subline” can be activated upon 5 days written notice and terminates as of November 1, 2005 or earlier upon written notice.  We have not activated the “special subline”.

Our prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, economic conditions, and contractual matters.  We expect our capital expenditures for 2005 to be primarily related to new stores, store improvements and other technology advancements in support of growth and operational enhancement.

	Payments Due By Period
		Within	Within
	Within	2 - 3	4 - 5	After
	1 Year	Years	Years	5 Years	Total
Line of credit	$7,205,431	$—	$—	$—	$7,205,431
Capital lease obligations	413,781	676,419			1,090,200
Operating leases (including retail space leases)	7,663,315	12,313,827	9,259,353	14,537,623	43,774,118
Total contractual obligations	$15,282,527	$12,990,246	$9,259,353	$14,537,623	$52,069,749

Seasonality

Due to the seasonality of our business, sales and operating income are typically higher in our second and fourth quarters.  Our business is highly dependent upon sales of Easter, graduation and summer merchandise in the second quarter and sales of Halloween and Christmas merchandise in the fourth quarter.

Geographic Concentration

As of August 2, 2005 we operated a total of 47 stores, 42 of which are located in New England.  As a result, a severe or prolonged regional recession or regional changes in demographics, employment levels, population, weather patterns, real estate market conditions or other factors specific to the New England region may adversely affect us more than a company that is more geographically diverse.

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

•                  unseasonable weather, particularly in the New England area

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

Income Taxes

Historically, we have not recognized an income tax benefit for our losses.  Accordingly we record a valuation allowance against our deferred tax assets because of the uncertainty of future taxable income and the realizability of the deferred tax assets.  In determining if a valuation allowance against our deferred tax asset is appropriate, we consider both positive and negative evidence.  The positive evidence that we considered included (1) we were profitable for the last two years due to the success of our Halloween seasons and (2) we have achieved positive comparable store sales growth and improved merchandise margins during these two years of profitability.  The negative evidence that we considered included (1) our comparable store sales and merchandise margins decreased during the first six months of 2005, (2) we have been profitable for only two years and we have been unprofitable for the first nine months of those years, (3) our future profitability is vulnerable to certain risks, including (a) the risk that we may not be able to generate significant taxable income to fully utilize our net operating loss carryforwards of approximately $23.0 million, (b) the risk of unseasonable weather and other factors in a single geographic region, New England, where our stores are concentrated, (c) the risk of being so dependent upon a single season, Halloween, for a significant amount of annual sales and profitability and (d) the risk of rising prices for petroleum products, which are a key raw material for much of our merchandise and which affect our freight costs, (4) the costs of opening new stores will put pressure on our profit margins until these stores reach maturity (5) the investment in infrastructure required to support our store expansion plan will increase our costs and (6) the expected costs of increased regulatory compliance, including, without limitation, those associated with Section 404 of the Sarbanes-Oxley Act , will likely have a negative impact on our profitability.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our market risk exposure since the filing of our Annual Report on Form 10-K, as amended.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 25, 2005.  In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on this evaluation, our CEO and CFO concluded that, as of June 25, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls.  No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 25, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

On June 8, 2005, we held our Annual Meeting of Stockholders.  There were a total of 37,093,157 votes entitled to be cast at the meeting.  Of this total, 33,441,879, or approximately 90.2% of the total number of votes eligible to be cast, were represented either in person or by proxy.  At the meeting, the stockholders elected seven (7) Directors to our Board of Directors.  The holder of Series D convertible preferred stock was entitled to vote alone for the election of a Series D Director.  Christina Weaver-Vest was the designee of the holder of the Series D convertible preferred stock.  Set forth below are (i) the names of the persons elected to serve on our Board of Directors until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified and (ii) the results of the voting for the nominees.

	Votes For		Withheld
Director	Number	% of Total	Number	% of Total
Sal Perisano	33,356,228	99.7%	85,651	0.3%
Lorenzo Roccia	33,350,343	99.7%	91,536	0.3%
Daniel De Wolf	33,363,176	99.8%	78,703	0.2%
Frank Haydu	33,363,276	99.8%	78,603	0.2%
Eric Schindler	33,362,828	99.8%	79,051	0.2%
Joseph Vassalluzzo	33,357,995	99.7%	83,884	0.3%
Christina Weaver-Vest	3,500,000	100.0%	—	0.0%

The stockholders also ratified the appointment of Ernst & Young LLP as our independent public auditors for the current fiscal year ending December 31, 2005.  Set forth below is the results of that vote.

	Number	% of Total	Number	% of Total	Number	% of Total
Ratification of appointment of Ernst & Young LLP as our independent public auditor	33,412,381	99.9%	26,398	0.1%	3,100	0.0%

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

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
Patrick Farrell
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 8, 2005

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
Ex. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
Ex. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
Ex. 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
Ex. 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350