Form 10-Q
period 2005-09-24
IPARTY CORP
filed 2005-11-07
CIK 1078383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of November 2, 2005, there were 22,189,147 shares of common stock, $.001 par value, outstanding.

iPARTY CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART 1	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Consolidated Balance Sheets — September 24, 2005 and December 25, 2004
Consolidated Statements of Operations — Three months and nine months ended September 24, 2005 and September 25, 2004
Consolidated Statements of Cash Flows — Nine months ended September 24, 2005 and September 25, 2004
Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

EXHIBIT INDEX

Ex. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Ex. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Ex. 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Ex. 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

iPARTY CORP.

CONSOLIDATED BALANCE SHEETS

	Sep 24, 2005	Dec 25, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,001,298	$1,757,157
Restricted cash	451,798	561,407
Accounts receivable	945,417	700,961
Inventory, net	17,399,118	11,400,971
Prepaid expenses and other assets	809,662	476,046
Total current assets	20,607,293	14,896,542
Property and equipment, net	5,311,804	4,483,705
Other assets	102,775	99,690
Total assets	$26,021,872	$19,479,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,459,521	$3,421,195
Accrued expenses	3,036,100	2,615,835
Current portion of capital lease obligations	425,847	365,674
Borrowings under line of credit	9,519,470	5,257,690
Total current liabilities	22,440,938	11,660,394

Long-term liabilities:
Capital lease obligations, net of current portion	555,150	796,693
Other liabilities	565,146	471,759
Total long-term liabilities	1,120,296	1,268,452

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock - $.001 par value; 10,000,000 shares authorized,
Series B convertible preferred stock - 1,150,000 shares authorized; 501,402 and 507,460 shares issued and outstanding at September 24, 2005 and Dec 25, 2004, respectively (aggregate liquidation value of $10,028,039 at September 24, 2005)	7,460,861	7,551,002
Series C convertible preferred stock - 100,000 shares authorized, issued and outstanding (aggregate liquidation value of $2,000,000 at September 24, 2005)	1,492,000	1,492,000
Series D convertible preferred stock - 250,000 shares authorized, issued and outstanding (aggregate liquidation value of $5,000,000 at September 24, 2005)	3,652,500	3,652,500
Series E convertible preferred stock - 296,667 shares authorized, issued and outstanding (aggregate liquidation value of $1,112,500 at September 24, 2005)	1,112,500	1,112,500
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding (aggregate liquidation value of $500,000 at September 24, 2005)	500,000	500,000
Total convertible preferred stock	14,217,861	14,308,002

Common stock - $.001 par value; 150,000,000 shares authorized; 22,189,147 and 22,092,717 shares issued and outstanding at September 24, 2005 and Dec 25, 2004, respectively	22,189	22,093

Additional paid-in capital	50,570,243	50,448,100
Accumulated deficit	(62,349,655)	(58,227,104)
Total stockholders’ equity	2,460,638	6,551,091

Total liabilities and stockholders’ equity	$26,021,872	$19,479,937

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	Sep 24, 2005	Sep 25, 2004	Sep 24, 2005	Sep 25, 2004
Revenues	$14,839,051	$13,157,546	$44,516,336	$40,554,000
Operating costs:
Cost of products sold and occupancy costs	9,042,165	7,897,580	26,752,342	23,454,594
Marketing and sales	6,204,540	5,276,532	16,316,817	14,367,835
General and administrative	1,852,047	1,509,548	5,187,189	4,674,898

Operating loss	(2,259,701)	(1,526,114)	(3,740,012)	(1,943,327)

Other income	—	28,000	—	382,500

Loss before interest	(2,259,701)	(1,498,114)	(3,740,012)	(1,560,827)

Interest income	477	271	758	1,280
Interest expense	(151,437)	(77,580)	(383,298)	(148,900)

Net loss	$(2,410,661)	$(1,575,423)	$(4,122,552)	$(1,708,447)

Basic and diluted net loss per share	$(0.11)	$(0.07)	$(0.19)	$(0.08)

Weighted-average shares outstanding:
Basic and diluted	22,147,063	22,019,408	22,123,289	21,123,511

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	Sep 24, 2005	Sep 25, 2004
Operating activities:

Net loss	$(4,122,552)	$(1,708,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	785,693	406,576
Deferred rent	93,387	38,723
Changes in operating assets and liabilities:
Accounts receivable	(244,456)	(350,294)
Inventory	(5,998,147)	(5,548,275)
Prepaid expenses and other assets	56,431	29,682
Accounts payable	6,038,326	4,697,756
Accrued expenses and other liabilities	45,830	143,980
Net cash used in operating activities	(3,345,488)	(2,290,299)

Investing activities:

Purchase of property and equipment	(1,480,824)	(1,648,300)
Net cash used in investing activities	(1,480,824)	(1,648,300)

Financing activities:

Net borrowings under line of credit	4,261,780	2,499,908
Increase (decrease) in restricted cash	109,609	(59,031)
Principal payments on capital lease obligations	(314,338)	(72,995)
Deferred financing costs	9,804	(32,921)
Proceeds from exercise of stock options	3,598	4,529
Net cash provided by financing activities	4,070,453	2,339,490

Net decrease in cash and cash equivalents	(755,859)	(1,599,109)

Cash and cash equivalents, beginning of period	1,757,157	2,442,471

Cash and cash equivalents, end of period	$1,001,298	$843,362

Supplemental disclosure of non-cash financing activities:

Conversion of Series A convertible preferred stock to common stock	$—	$1,000,000
Conversion of Series B convertible preferred stock to common stock	90,141	1,541,869
Conversion of Series E convertible preferred stock to common stock	—	347,895
Total conversion of convertible preferred stock to common stock	$90,141	$2,889,764

Acquisition of assets under capital lease	$132,968	$891,465

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 24, 2005

(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

The interim consolidated financial statements as of September 24, 2005 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles.  The consolidated balance sheet at December 25, 2004 has been derived from the audited consolidated financial statements at that date.  Operating results for the Company on a quarterly basis may not be indicative of the results for the entire year due, in part, to the seasonality of the party goods industry.  Historically, higher revenues and operating income have been experienced in the second and fourth fiscal quarters.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 25, 2004.

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

The Company uses controlled disbursement banking arrangements as part of its cash management program.  Outstanding checks, which were included in accounts payable, totaled $1,071,143 at September 24, 2005 and $950,156 at December 25, 2004.  The Company had sufficient funds available to fund the outstanding checks when they were presented for payment.

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

Inventories

Inventories consist of party supplies and are valued at the lower of moving weighted-average cost or market.  Inventory has been reduced by an allowance for obsolete and excess inventory, which is based on management’s review of inventories on hand compared to estimated future sales.  The activity in the allowance for obsolete and excess inventory is as follows:

	Sep 24, 2005	Dec 25, 2004
Beginning balance	$1,296,855	$1,400,262
Increases to reserve	196,477	200,000
Write-offs against reserve	(368,375)	(303,407)
Ending balance	$1,124,975	$1,296,855

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

On August 26, 2005, a total of 5,723,512 warrants issued in connection with the issuance of Series B and Series C convertible preferred stock which were exercisable for 9,157,619 shares of common stock expired.

On September 10, 2005, a total of 929,929 warrants issued in connection with the issuance of Series E convertible preferred stock which were exercisable for 1,487,886 shares of common stock expired.

As of September 24, 2005, there were 28,273,403 potential additional common share equivalents outstanding, which were not included in the calculation of basic and diluted net loss per share because their effect would be anti-dilutive.  These included 15,535,370 shares upon the conversion of immediately convertible preferred stock, 2,365,711 shares upon the exercise of warrants with a weighted-average exercise price of $1.90 and 10,372,322 shares upon the exercise of stock options with a weighted-average exercise price of $0.95.

Stock Option Compensation Expense

The Company accounts for its stock option compensation agreements with employees under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation.

In response to FAS No. 123R, on September 21, 2005, our Board of Directors approved an acceleration of the vesting of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers with exercise prices equal to or greater than $0.69 per share.  Options held by non-employee directors were excluded from the vesting acceleration.  As a result, options to purchase approximately 1.0 million shares of iParty stock became exercisable immediately.  Based upon our closing stock price of $0.46 on September 21, 2005, none of these options had economic value on the date of acceleration.

In making the decision to accelerate these options, the Company’s Board of Directors considered the interest of the stockholders as it will reduce the company’s reported compensation expense in future periods following the effectiveness of FAS No. 123R. The future stock option expense that was eliminated was approximately $508,000 on a pre-tax basis and is reflected in the pro forma footnote disclosure for the three and nine months ended September 24, 2005.

The Company has computed the value of options using the Black-Scholes option pricing model prescribed by SFAS No. 123.  The weighted-average fair value of the options granted was $0.36 per share during the third quarter of fiscal 2005 and $0.59 per share during the third quarter of fiscal 2004, using the following assumptions:  no dividend yield, volatility of 109% in 2005 and 117% in 2004, a risk-free interest rate of 4.01% in the third quarter of fiscal 2005 and 3.26% in the third quarter of fiscal 2004 and an expected life of five years from the date of the grant.  If compensation cost for the Company’s stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS 123, the Company’s net loss and net loss per share would have been the following pro forma amounts:

	For the three months ended		For the nine months ended
	Sep 24, 2005	Sep 25, 2004	Sep 24, 2005	Sep 25, 2004
Net income (loss):
Reported	$(2,410,661)	$(1,575,423)	$(4,122,552)	$(1,708,447)
Stock option compensation expense	(717,743)	(117,460)	(927,744)	(652,745)
Pro forma	$(3,128,404)	$(1,692,883)	$(5,050,296)	$(2,361,192)

Net income (loss) per share:
Reported
Basic and diluted:	$(0.11)	$(0.07)	$(0.19)	$(0.08)
Pro forma
Basic and diluted:	$(0.14)	$(0.08)	$(0.23)	$(0.11)

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

Overview

We believe we are a leading brand in the party industry in the markets we serve and a leading resource in those markets for consumers seeking party goods, party planning advice and party-related information.  We are a party goods retailer operating stores throughout New England, where 45 of our 50 retail stores are located.  Our other five stores are located in Florida.  We also license the name “iparty.com” (at www.iparty.com) to a third party in exchange for royalties from Internet sales, which to date have not been significant.

The following table shows the number of stores in operation:

	For the three months ended		For the nine months ended
	Sep 24, 2005	Sep 25, 2004	Sep 24, 2005	Sep 25, 2004
Beginning of period	45	40	44	38
Openings	5	2	6	4
Closings	—	—	—	—
End of period	50	42	50	42

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

	For the three months ended		For the nine months ended
	Sep 24, 2005	Sep 25, 2004	Sep 24, 2005	Sep 25, 2004
Revenues	$14,839,051	$13,157,546	$44,516,336	$40,554,000

Increase in revenues	12.8%	10.8%	9.8%	12.7%

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

The third quarter of fiscal year 2005 had 13 weeks and ended on September 24, 2005.  The third quarter of fiscal year 2004 had 13 weeks and ended on September 25, 2004.

Three Months Ended September 24, 2005 Compared to Three Months Ended September 25, 2004

Revenues

Our consolidated revenues for the third quarter of fiscal 2005 were $14,839,051, an increase of $1,681,505, or 12.8% from the third quarter of the prior fiscal year.  Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.

Sales for the third quarter of fiscal 2005 included sales from eight new stores that opened subsequent to the third quarter of 2004, as well as an increase of 2.5% in comparable store sales.  Comparable store sales are defined as sales from those stores open for at least one full year.  The increase in comparable store sales was mostly driven by higher sales of Boston Red Sox related merchandise which we feel was due to increased exposure for our brand through our Red Sox sponsorship program as well as better inventory levels.

Cost of goods sold and occupancy costs

Our cost of goods sold and occupancy costs for the third quarter of fiscal 2005 was $9,042,165, or 60.9% of revenues, an increase of $1,144,585 and an increase of 0.9 percentage points, as a percentage of revenues, from the third quarter of the prior fiscal year.  Cost of goods sold and occupancy costs consists of the cost of merchandise sold to customers and the occupancy costs for our stores.  As a percentage of revenues, the increase was primarily attributable to our new stores, which operate at a higher occupancy to sales ratio until they reach maturity.

Marketing and sales expense

Our consolidated marketing and sales expense for the third quarter of fiscal 2005 was $6,204,540, or 41.8% of revenues, an increase of $928,008 and an increase of 1.7 percentage points, as a percentage of revenues, from the third quarter of the prior fiscal year.  Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  As a percentage of revenues, the increase in marketing and sales expense was primarily due to increased advertising, including our sponsorship program with the Boston Red Sox, and higher depreciation expenses related to the acquisition of fixed assets for new stores.

General and administrative expense

Our consolidated general and administrative (“G&A”) expense for the third quarter of fiscal 2005 was $1,852,047, or 12.5% of revenues, an increase of $342,499 and 1.0 percentage points, as a percentage of revenues, from the third quarter of fiscal 2004.  G&A expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  The increase in G&A expense is largely attributable to consultant costs associated with the selection of a new merchandise system that we are currently planning to install in 2006.

Other income

In the second quarter of fiscal 2004 we reached a settlement with a third party in connection with the special charge pertaining to our preferred stock previously recorded in fiscal year 2002.  We had recorded a net settlement of $354,500 in the second quarter of 2004 and we recorded a final adjustment of $28,000, relating to this previously recorded amount, in the third quarter of 2004 as other income.

Interest expense

Our interest expense in the third quarter of fiscal 2005 was $151,437, an increase of $73,857 from the third quarter of fiscal 2004.  The increase in the third quarter of fiscal 2005 as compared to the prior fiscal year was due to a higher average loan balance, increase in interest rates and additional interest expense resulting from capital leases associated with our new point-of-sale system that were executed in the third quarter of fiscal 2004.  Our average loan balance was approximately $6,691,000 during the third quarter of fiscal 2005 compared to $4,531,000 in the third quarter of fiscal 2004, which increased interest expense by approximately $40,500.  The effective interest rate on our borrowings under our line of credit increased to 7.5% during the third quarter of fiscal 2005 compared to 5.4% in the third quarter of fiscal 2004, which increased interest expense by approximately $24,000.  The interest rate is based on the bank’s base rate plus 50 basis points.

Income taxes

We have not provided for income taxes for the third quarter of fiscal 2005 or fiscal 2004 due to the uncertainty of future taxable income.

At the end of fiscal 2004 we had estimated net operating loss carryforwards of approximately $23.0 million, which begin to expire in 2018.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards will be subject to annual limitations based upon certain ownership changes of our stock that have occurred or that may occur.

Net Loss

Our net loss in the third quarter of fiscal 2005 was $2,410,661, or $0.11 per basic and diluted share, compared to a net loss of $1,575,423, or $0.07 per basic and diluted share, in the third quarter of fiscal 2004.

Nine months ended September 24, 2005 compared to nine months ended September 25, 2004

Revenues

Our consolidated revenues for the first nine months of fiscal 2005 were $44,516,336, an increase of $3,962,336, or 9.8% from the first nine months of the prior fiscal year.  Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.

Sales for the first nine months of fiscal 2005 included sales from eight new stores that opened since the end of the third quarter of 2004, as well as a slight increase of 0.4% in comparable store sales.  Comparable store sales are defined as sales from those stores open for at least one full year.  Comparable store sales for the first nine months of fiscal 2005 were affected by the severe weather that impacted our New England region stores during the first quarter of 2005.

Cost of goods sold and occupancy costs

Our cost of products sold and occupancy costs for the first nine months of fiscal 2005 was $26,752,342, or 60.1% of revenues, an increase of $3,297,748 and an increase of 2.3 percentage points, as a percentage of revenues, from the first nine months of the prior fiscal year.  Cost of products sold and occupancy costs consists of the cost of merchandise sold to customers and the occupancy costs for our stores.  As a percentage of revenues, the increase was attributable to our new stores, which operate at a higher occupancy to sales ratio until they reach maturity, and increases in our product costs charged to us by certain key vendors.

Marketing and sales expense

Our consolidated marketing and sales expense for the first nine months of fiscal 2005 was $16,316,817, or 36.7% of revenues, an increase of $1,948,982 and an increase of 1.3 percentage points, as a percentage of revenues, from the first nine months of the prior fiscal year.  Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  As a percentage of revenues, the increase in marketing and sales expense was primarily due to increased advertising, including our sponsorship program with the Boston Red Sox, and higher depreciation expenses related to the acquisition of fixed assets for new stores.

General and administrative expense

Our consolidated general and administrative (“G&A”) expense for the first nine months of fiscal 2005 was $5,187,189, or 11.7% of revenues, an increase of $512,291 and an increase of 0.2 percentage points, as a percentage of revenues, from the first nine months of the prior fiscal year.  G&A expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  The increase in G&A expense is largely attributable to professional fees related to our compliance work for Section 404 of Sarbanes-Oxley Act and consultant costs associated with the selection of a new merchandise system that we are currently planning to install in 2006.

Other income

In fiscal 2004 we reached a settlement with a third party in connection with the special charge pertaining to our preferred stock previously recorded in fiscal year 2002.  We recorded the net settlement of $382,500 as other income.

Interest expense

Our interest expense in the first nine months of fiscal 2005 was $383,298, an increase of $234,398 from the first nine months of fiscal 2004.  The increase during the first nine months of fiscal 2005 was due to an increase in interest rates, a higher average loan balance and additional interest expense resulting from capital leases associated with our new point-of-sale system.  Our average loan balance was approximately $5,919,000 during the first nine months of fiscal 2005 compared to $3,021,000 in the first nine months of fiscal 2004, which increased interest expense by approximately $126,000.  The effective interest rate on our borrowings under our line of credit increased to 6.0% during the first nine months of fiscal 2005 compared to 4.7% in the first nine months of fiscal 2004, which increased interest expense by approximately $45,000.  The interest rate is based on the bank’s base rate plus 50 basis points.

Income taxes

We have not provided a benefit for income taxes for the first nine months of fiscal 2005 or fiscal 2004 due to the uncertainty of future taxable income.

At the end of fiscal 2004 we had estimated net operating loss carryforwards of approximately $23.0 million, which begin to expire in 2018.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards will be subject to annual limitations based upon certain ownership changes of our stock that have occurred or that may occur.

Net Loss

Our net loss in the first nine months of fiscal 2005 was $4,122,552 or $0.19 per basic and diluted share, compared to a net loss of $1,708,447, or $0.08 per basic and diluted share, in the first nine months of fiscal 2004.

Liquidity and Capital Resources

Our operating activities used $3,345,488 in the first nine months of fiscal 2005 compared to using $2,290,299 in the first nine months of fiscal 2004, an increase of $1,055,189.  The increase was primarily due to the $2,414,105 increase in our net loss in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. The increase in net loss was partially offset by the increases in depreciation expense and the timing and terms of vendor payments related to our Halloween inventory.

We used $1,480,824 in investing activities in the first nine months of fiscal 2005 compared to $1,648,300 in the first nine months of 2004.  The cash invested in the first nine months of 2005 was primarily for fixed assets associated with new stores, an existing store expansion and point-of-sale system enhancements.  The cash invested in the first nine months of fiscal 2004 was predominantly for fixed assets associated with new stores and the new point-of-sale system.

We provided $4,070,453 by financing activities in the first nine months of 2005 compared to $2,339,490 in the first nine months of 2004.  We increased our borrowings under our line of credit by $4,261,780 in the first nine months of 2005 compared to a $2,499,908 increase in the first nine months of 2004.  This increase was primarily used to fund the net operating loss for the first nine months of fiscal 2005.

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

On September 12, 2005, we increased our line of credit to $12,500,000 to help finance our present operations and current year new store expansion plans.

Our inventory consists of party supplies which are valued at the lower of weighted-average cost or market and are reduced by an allowance for obsolete and excess inventory and other adjustments, including vendor rebates, discounts and freight costs.  Our line of credit availability calculation allows us to borrow against “acceptable inventory at cost,” which takes our inventory at cost and reflects adjustments that our lender has approved which may be different than adjustments we use for valuing our inventory in our financial statements, such as the adjustment to reserve for inventory shortage.  The amount of “acceptable inventory at cost” was approximately $18,731,000 at September 24, 2005.

Our accounts receivable consists primarily of vendor rebates receivables and credit card receivables.  Our line of credit availability calculation allows us to borrow against “eligible credit card receivables,” which are the credit card receivables for the previous three days of business.  The amount of “eligible credit card receivables” was approximately $335,000 at September 24, 2005.

The total borrowing base is then determined by adding the “acceptable inventory at cost” times an agreed upon advance rate plus the “eligible credit card receivables” times an agreed upon advance rate but not to exceed our established credit limit.  The total borrowing base at September 24, 2005 was limited to our credit limit of $12,500,000.  Under the terms of our line of credit, the credit limit amount of $12,500,000 was then further reduced by (1) a minimum availability block, (2) customer deposits, (3) gift certificates, (4) merchandise credits and (5) outstanding letters of credit.  Therefore, our additional availability at September 24, 2005 was approximately $1,881,000

The amounts outstanding under our line were $9,519,470 as of September 24, 2005 and $5,257,690 as of December 25, 2004.  The outstanding balances under our line are classified as current liabilities in the accompanying consolidated balance sheets since we are required to apply daily lock-box receipts to reduce the amount outstanding.

On April 27, 2005, we amended our agreement to allow for a “special subline” that would increase our borrowing base by $500,000.  Upon activation of the “special subline”, the interest rate on the line of credit will be the bank’s base rate plus 75 basis points through the “special subline” termination date.  The “special subline” can be activated upon 5 days written notice and terminates as of November 1, 2005 or earlier upon written notice.  As of September 24, 2005, we had not activated the “special subline” and the “special subline” terminated on November 1, 2005.

Our prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, improve our infrastructure, respond to economic conditions, and meet contractual commitments.  We expect our capital expenditures for 2005 to be primarily related to new stores, store improvements and other technology advancements in support of growth and operational enhancement.  We currently believe that we have the ability to generate the cash needed from operations and available borrowings under the line to meet our short-term working capital requirements for our operating activities.  However, we believe that we will need to raise additional cash sometime in the next 12 months through debt, equity, or a combination of both to continue to fund our investing activities with respect to our growth and infrastructure improvement goals.

		Within	Within
	Within	2 - 3	4 - 5	After
	1 Year	Years	Years	5 Years	Total
Line of credit	$9,519,470	$—	$—	$—	$9,519,470
Capital lease obligations	425,847	555,150	—	—	980,997
Financed Insurance Premiums	402,935	—	—	—	402,935
Operating leases (including retail space leases)	8,165,799	13,204,624	10,569,133	14,735,766	46,675,322
Total contractual obligations	$18,514,051	$13,759,774	$10,569,133	$14,735,766	$57,578,724

Seasonality

Due to the seasonality of our business, sales and operating income are typically higher in our second and fourth quarters. Our business is highly dependent upon sales of Easter, graduation and summer merchandise in the second quarter and sales of Halloween and Christmas merchandise in the fourth quarter.

Geographic Concentration

As of October 28, 2005 we operated a total of 50 stores, 45 of which are located in New England.  As a result, a severe or prolonged regional recession or regional changes in demographics, employment levels, population, weather patterns, real estate market conditions or other factors specific to the New England region may adversely affect us more than a company that is more geographically diverse.

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

•                  the success or failure of our efforts to implement our business strategy

•                  our inability to obtain additional financing, if required

•                  third-party suppliers’ failure to fulfill their obligations to us

•                  unseasonable weather, particularly in the New England area

•                  intense competition from other party supply stores and stores that merchandise and market party supplies, including big discount retailers and dollar store chains

•                  the availability of retail store space on reasonable lease terms

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

Income Taxes

Historically, we have not recognized an income tax benefit for our losses.  Accordingly we record a valuation allowance against our deferred tax assets because of the uncertainty of future taxable income and the realizability of the deferred tax assets.  In determining if a valuation allowance against our deferred tax asset is appropriate, we consider both positive and negative evidence.  The positive evidence that we considered included (1) we were profitable for the last two years due to the success of our Halloween seasons and (2) we have achieved positive comparable store sales growth and improved merchandise margins during these two years of profitability.  The negative evidence that we considered included (1) our merchandise margins decreased during the first nine months of 2005, (2) we have been profitable for only two years and we have been unprofitable for the first nine months of those years,  (3) our future profitability is vulnerable to certain risks, including (a) the risk that we may not be able to generate significant taxable income to fully utilize our net operating loss carryforwards of approximately $23.0 million, (b) the risk of unseasonable weather and other factors in a single geographic region, New England, where our stores are concentrated, (c) the risk of being so dependent upon a single season, Halloween, for a significant amount of annual sales and profitability and (d) the risk of rising prices for petroleum products, which are a key raw material for much of our merchandise and which affect our freight costs, (4) the costs that opening new stores will put pressure on our profit margins until these stores reach maturity (5) the investment in infrastructure required to support our store expansion plan will increase our costs and (6) the expected costs of increased regulatory compliance, including, without limitation, those associated with Section 404 of the  Sarbanes-Oxley Act , will likely have a negative impact on our profitability.

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

Item 4.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 24, 2005.  In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on this evaluation, our CEO and CFO concluded that, as of September 24, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls.  No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 24, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

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

Dated:  November 7, 2005

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