Form 10-K
period 2005-12-31
IPARTY CORP
filed 2006-03-30
CIK 1078383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2005

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to

Commission File Number 0-25507

iPARTY CORP.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	76-0547750
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

270 BRIDGE STREET, SUITE 301	02026
DEDHAM, MASSACHUSETTS	(Zip Code)
(Address of Principal Executive Offices)

(781) 329-3952

(Registrant’s Telephone Number, Including Area Code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
COMMON STOCK, $.001 PAR VALUE	AMERICAN STOCK EXCHANGE

Securities Registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

On June 25, 2005, the aggregate market value of the voting common equity of the registrant (consisting of common stock, $.001 par value (the “common stock”)) held by nonaffiliates of the registrant was approximately $10,836,467 based on the closing price for such common stock on said date as reported by the American Stock Exchange. On March 30, 2006 there were 22,545,738 shares of common stock, $.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual stockholders’ meeting scheduled to be held June 7, 2006, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2005, are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

General

We believe we are a leading brand in the party industry in the markets we serve and a leading resource in those markets for consumers seeking party goods, party planning advice and relevant information. We are a party goods retailer operating stores throughout New England, where 45 of our 50 retail stores are located. We also license the name iParty.com (at www.iparty.com) to a third party in exchange for royalties, which to date have not been significant. We generated $72.5 million in total revenues and $0.3 million of net loss in fiscal 2005.

Our 50 retail stores are located predominantly in New England with 25 stores in Massachusetts, 7 in Connecticut, 6 in New Hampshire, 3 in Rhode Island, 3 in Maine and 1 in Vermont. We also operate 5 stores in Florida. Our stores range in size from approximately 8,000 square feet to 20,300 square feet and average approximately 9,800 square feet in size. We lease our properties, typically for 10 years and usually with options from our landlords to renew our leases for an additional 5 or 10 years.

Our stores feature over 20,000 products ranging from paper party goods, Halloween costumes, greeting cards and balloons to more unique merchandise such as piñatas, tiny toys, masquerade and Hawaiian Luau items. Our sales are driven by the following holiday and party events:  Halloween, Christmas, Easter, Valentine’s Day, New Year’s, Independence Day, St. Patrick’s Day, Thanksgiving and Chanukah. We also focus our business closely on lifetime events such as anniversaries, graduations, birthdays, and bridal and baby showers.

Our business has a seasonal pattern. In the past three years we have realized approximately 37.4% of our annual revenues in our fourth quarter, which includes Halloween and Christmas, and approximately 23.6% of our revenues in the second quarter, which includes school graduations. Also, during these past three years, we have had net income in our second and fourth quarters and generated losses in our first and third quarters.

Our executive offices are located at 270 Bridge Street, Suite 301, Dedham, Massachusetts, 02026. Our phone number is (781) 329-3952. Our licensed website is located at www.iparty.com. The information contained on our licensed website does not constitute a part of this Annual Report.

Where a reference is made in this Annual Report to a particular year or years, it is a reference to our fiscal year, unless the context indicates otherwise. For example, “2005” refers to our 53-week fiscal year ended December 31, 2005, “2004” refers to our 52-week fiscal year ended December 25, 2004 and “2003” refers to our 52-week fiscal year ended December 27, 2003.

Organization

While we are presently a party goods retail chain operating 50 stores, when we were first incorporated as iParty Corp. (“iParty”) on March 12, 1998 we were an Internet-based merchant of party goods and services. On July 2, 1998, iParty Corp. merged into WSI Acquisitions, Corp. and began trading on the OTC Bulletin Board under ticker symbol “IPTY”. On January 2, 2000, iParty Corp. was listed on the American Stock Exchange under ticker symbol “IPT”.

On August 3, 2000, iParty Retail Stores Corp. (“iParty Retail”) was incorporated as a wholly-owned subsidiary of iParty Corp. to operate a chain of retail stores selling party goods. On August 15, 2000, iParty Retail acquired inventory, fixed assets and the leases of 33 retail stores from The Big Party Corporation (“The Big Party”), a privately-held company which was operating under bankruptcy protection, in exchange for cash and the assumption of certain liabilities. This acquisition was approved on August 16, 2000 by the United States Bankruptcy Court for the District of Delaware. We have subsequently opened an additional 17 stores through December 31, 2005.

On July 8, 2003, we signed an agreement with Taymark, Inc. (“Taymark”) to license the iParty.com name to Taymark. In return, Taymark pays us a 15% royalty on all net sales realized through its operation of www.iparty.com. The term of this agreement was for a period of two (2) years, unless sooner terminated. If this agreement is not terminated, it is automatically renewed for successive one-year periods. Accordingly, on July 8, 2005, we entered into a one-year renewal period.

Capital Structure

Our capital structure currently consists of common stock and five outstanding series of convertible preferred stock. We have also issued warrants and have a stock option plan.

Our common stock has a par value of $0.001 per share. We have 150,000,000 shares of common stock authorized, 22,536,637 of which were issued and outstanding as of December 31, 2005. These shares are listed on the American Stock Exchange and trade under the symbol “IPT”.

We currently have five outstanding series of convertible preferred stock, Series B-F. On January 13, 2004 all 1,000,000 shares of our Series A convertible preferred stock were converted into 1,000,000 shares of common stock. Each share of Series B convertible preferred stock is presently convertible into 12.870 shares of common stock. Each share of Series C convertible preferred stock is presently convertible into 13.106 shares of common stock. Each share of Series D convertible preferred stock is presently convertible into 14.055 shares of common stock. Each share of Series E convertible preferred stock is presently convertible into 10.359 shares of common stock. Each share of Series F convertible preferred stock is presently convertible into 10.367 shares of common stock. We had a total of 1,235,355 shares of convertible preferred stock outstanding as of December 31, 2005, which were convertible into 15,187,880 shares of common stock at that date. Our convertible preferred stock is presented on our balance sheet at its carrying value, which was $13,816,101 at December 31, 2005.

We also have a stockholder rights plan (the “rights plan”). The rights plan associates rights to our capital stock, such that each share of our common stock is entitled to one right and each share of our preferred stock is entitled to such number of rights equal to the number of common shares into which it is convertible. The rights will become exercisable only in the event that, with certain exceptions, an acquiring party accumulates 10 percent or more of our voting stock or if a party announces an offer to acquire 15 percent or more of our voting stock. When exercisable, each right entitles the holder to purchase from us one one-hundredth of a share of a new series of Series G junior preferred stock at an initial purchase price of $2.00, subject to adjustment. In addition, upon the occurrence of certain events, holders of the rights would be entitled to purchase either iParty Corp. stock or shares in an “acquiring entity” at half of market value.

The holders of our convertible preferred stock have a liquidation preference senior to the holders of our common stock. In the event of liquidation, which is defined to include a merger, acquisition, or similar transaction involving the acquisition of our company, our convertible preferred stockholders would be entitled to a liquidation value, which was $18,100,539 at December 31, 2005. This amount is in excess of the carrying value of the preferred stock due to amounts allocated to warrants, which were issued in connection with certain issuances of our convertible preferred stock. The difference of approximately $4.3 million will be accreted when and if a liquidation event occurs. The holders of our Series B-F convertible preferred stock are also entitled to anti-dilution protection in the event we issue common stock, or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock, at a price below their conversion prices.

The Series B-F preferred stockholders are entitled to participate in dividends when and if declared by our Board of Directors.

We have also issued warrants in connection with the issuance of certain convertible preferred stock and certain licensing and marketing arrangements. At December 31, 2005 we had 528,210 warrants outstanding with a weighted average exercise price of $3.79, which were exercisable for 528,210 shares of our common stock. During 2005, warrants granted in conjunction with various series of our convertible preferred stock and exercisable for 12,483,005 shares of our common stock expired without being exercised.

Under our stock option plan we are authorized to grant options to purchase up to 11,000,000 shares of our common stock. At December 31, 2005, we had options outstanding that were exercisable for the purchase of 10,340,841 shares of common stock. On September 21, 2005, our board of directors approved the full acceleration of the vesting of each otherwise unvested stock option that had an exercise price of $0.69 or greater that was currently held by any of our employees and officers.  As a result, options to purchase approximately 1.0 million shares, including approximately 615,000 options held by our executive officers, became immediately exercisable.

The following chart summarizes our capital structure at December 31, 2005.

	Number of Shares/ Warrants/ Options Outstanding	Conversion/ Exercise Ratios	Total Common Shares Issued and Issuable (1)	Weighted Average Exercise Price per Common Share Issuable	Liquidation Value
Common stock	22,536,637		22,536,637		$—

Series B convertible preferred stock	474,402	12.870	6,105,559		9,488,039
Series C convertible preferred stock	100,000	13.106	1,310,600		2,000,000
Series D convertible preferred stock	250,000	14.055	3,513,750		5,000,000
Series E convertible preferred stock	296,667	10.359	3,073,168		1,112,500
Series F convertible preferred stock	114,286	10.367	1,184,803		500,000
Total convertible preferred stock	1,235,355		15,187,880		18,100,539

Warrants	528,210	1.000	528,210	$3.79	—

Stock options	10,340,841	1.000	10,340,841	$0.95	—

Total			48,593,568		$18,100,539

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

Suppliers and Inventory

The following represents suppliers from whom we purchased at least 5% of our merchandise:

Supplier	Products supplied	Fiscal 2005	Fiscal 2004
Amscan, Inc.	Paper party goods	17.4%	17.4%
Fun World	Halloween costumes	7.1%	7.4%
Unique Industries, Inc.	Paper party goods	5.6%	6.1%
Total		30.1%	30.9%

The loss of any of these suppliers could materially adversely affect our business, results of operations, financial condition and cash flow. We consider numerous factors in supplier selection, including, but not limited to, price, credit terms, product offerings and quality. As is customary in our industry, we generally do not have long-term contracts with any supplier, and any supplier may discontinue selling to us at any time.

Intellectual Property

We hold trademarks for “iParty” and “iParty.com” issued by the U.S. Patent and Trademark Office. Trademark registrations for “iParty” were issued on February 19, 2002 and August 26, 2003 under U.S. registration No. 2,541,025 and No. 2,756,735. The trademark registration for “iParty.com” was issued on November 12, 2002 under U.S. registration No. 2,649,801.

Employees

As of March 1, 2006 we had 280 full-time employees and 607 part-time employees. None of these employees are represented by a labor union, and we consider our relationship with our employees to be good.

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

ITEM 1A.    RISK FACTORS

Our business is subject to certain risks that could materially affect our financial condition, results of operations, and the value of our common stock. These risks include, but are not limited to, the ones described below. Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that harm our business, financial condition, results of operations, or the value of our common stock.

Our success depends on economic and other external factors, particularly in the New England region and during the Halloween season, that affect consumer decisions about whether and when to purchase party goods and supplies.

Our business success depends in large measure on consumer decisions to buy party goods and supplies and seek party planning advice, particularly in the New England region, where 45 of our 50 stores are located, and particularly during the Halloween season, which is our single most important season. Demand for our products and our business results are sensitive to external factors that, directly or indirectly, affect consumer confidence, consumer spending patterns, levels of disposable consumer income, or otherwise lead consumers to host or not host parties or purchase party goods and supplies. Examples of such external factors include: unseasonable weather, especially in New England; the timing, duration and effects of adverse changes in overall economic conditions, including rates of job loss or growth, energy prices, and increases or decreases in interest rates, nationally or more locally in the markets we serve; and the competitive success or failure of local sports teams, such as the New England Patriots or Boston Red Sox, particularly in post-season play. The precise impact of any of these external factors on consumer spending patterns for party goods and supplies is difficult to predict in advance, but one or more of these factors could adversely affect our business or our operating results, particularly with respect to any given fiscal period, to the extent they adversely impacted the consumer spending patterns most important to our business success.

We face intense competition from many sources.

The industry we serve is highly competitive and fragmented. We face intense competition from other party supply stores and stores that merchandise and market party supplies, including big discount retailers, such as Wal-Mart, retail drug store chains, like CVS and Walgreen, dollar store chains, and temporary Halloween stores. Our success thus depends on our ability to be competitive against many different competitors in each local market area we serve. If we fail to anticipate evolving innovations and product offerings from our competitors and fail to offer products that appeal to the changing needs and preferences of our customers in the various markets we serve, demand for our products could decline and our operating results would be adversely affected. While the competitive importance of product quality, price, service and innovation varies from product to product, price is a factor, and we experience pricing pressures from competitors in our markets.

We face new competitive threats as a result of consolidation in our industry following Amscan’s acquisition of Party City Corporation.

The industry in which we operate faces the prospect of increased competition as a result of consolidation. In December 2005, Amscan Holdings, Inc., our largest supplier and the largest supplier in our industry, reported that it had completed the acquisition of Party City Corporation. Party City Corporation, which operates approximately 500 stores nationwide, is the largest party store chain in the nation, followed by Party America, which operates approximately 280 stores nationwide. Neither Party City nor Party America currently have any significant store presence in the New England area. An important part of our long-range business plan for 2007 and beyond is to increase our number of stores and enter new geographic markets. Any further geographic expansion by either Party City or Party America into the New England market, or any further geographic expansion by us outside of the New England market, could result in greater direct competition with one or both of these party store chains. If so, Amscan’s acquisition of Party City and its status as our largest supplier and the largest supplier in our industry could adversely affect our ability to compete favorably or operate successfully in a changed marketplace. Price pressures from such new sources of competition, particularly in the event of a strain or rupture in our relationship with Amscan, could erode our margins and cause our financial results of operations to suffer. Our success depends on our ability to evaluate and respond to the threats arising from growing consolidation and changing marketplaces and identify ways in which we can competitively operate and strategically grow our store base.

A major failure of our information systems would harm our business.

The failure of any of our systems, including, without limitation, the new point-of-sale system we installed beginning in 2004, and our existing merchandise management system, the latter of which was developed by a vendor who is no longer in business and is thus currently unsupported by a third-party, would have a material adverse effect on our business and financial results of operations. We depend on these information systems to operate our retail stores, process transactions, respond to customer inquiries, manage inventory, purchase and sell goods on a timely basis, and maintain cost-efficient operations. We may experience operational problems with our information systems as a result of system failures or any inability on our part to find qualified personnel to monitor, maintain, and upgrade these systems, particularly with respect to our merchandise management system, or other causes.

We currently are planning to replace our existing merchandising system beginning in 2007. We can provide no assurance that the new system we are proposing to install will successfully meet our operational and financial requirements or that the transition from our existing system to the new one will occur without any material disruptions in our business or financial results of operations. We cannot assure you that our systems will be adequate to support future growth, either as currently configured or as we plan to update them. Any material disruption or slowdown of our systems, as currently existing or as proposed to be replaced, would severely interfere with the normal operation of our retail store operations and would have a materially negative impact on our business operations and financial results. In particular, our total borrowing base under our line of credit depends, among other things, on our inventory levels, credit card receivables, customer deposits, and merchandise credits. Accordingly, any material disruption or problem affecting our point-of-sale or merchandise management systems could materially and adversely affect our borrowing level, our compliance with various covenants under our bank agreement, and our liquidity and cash resources.

Our quarterly operating results are subject to significant fluctuation.

Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future. Factors that could cause these quarterly fluctuations, both sequentially and on a year-over-year basis, include the following: extreme weather-related disruptions, particularly in New England; the timing of movable holidays, such as Easter, which typically falls in the second quarter but on occasion falls in the first quarter; the competitive success or failure of local sports teams, such as the New England Patriots or Boston Red Sox, particularly in post-season play, which may result in fluctuations from one year to the next in our sales in the first and fourth quarters; the extent to which sales in new stores result in the loss of sales in existing stores; the mix of products sold; pricing and marketing actions of competitors; the level of advertising and promotional expenses; and seasonality, primarily because the sales and profitability of our stores are typically lower in the first and third quarters, when we have often operated at a loss, and are typically higher in the second quarter, which includes school graduations, and the fourth quarter, which includes Halloween, our single most important selling season, as well as the Christmas holiday season. Most of our operating expenses, such as rent expense, advertising expense and employee salaries, do not vary directly with the amount of sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below expectations for that quarter, we may not proportionately reduce operating expenses for that quarter, and therefore such a sales shortfall would have a disproportionate effect on our net income (or loss) for the quarter.

Risks associated with recent and possible future new store openings could adversely affect our business.

An important part of our long-range business plan is to increase our number of stores and, over time, enter new geographic markets. We have opened 15 new stores over the past three years, bringing our total number of stores from 35 at the beginning of 2003 to 50 at the end of 2005. While we have no current plans for new store openings in 2006, our current growth goals for 2007 and beyond envision new store openings. For our growth strategy to be successful, we must identify and lease favorable store sites, hire and train associates and store managers, and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully. If we are unable to open new stores in locations and on terms acceptable to us as quickly as planned, our future sales and profits may be adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas, which could adversely affect our business and financial performance. In addition, future store openings could cause us, among other things, to incur additional debt, increased interest expense, as well as experience dilution in earnings, if any, per share. Impairment losses could also occur as a result of new store openings in the event that new store openings prove unsuccessful.

Our business may be adversely affected by the actions of and risks associated with our third-party vendors.

The products we sell are sourced from a wide variety of third-party vendors. We cannot control the supply, design, function or cost of most of the products that we offer for sale and are dependent on the availability and pricing of various products, including, without limitation, paper-based party goods, Halloween masks, and costumes, many of which are manufactured overseas in foreign countries such as China. Global sourcing of many of the products we sell is thus an important factor in our financial performance. Our ability to find qualified vendors and access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside the United States. Disruptions in the availability of raw materials used in production of these products may adversely affect our sales and result in customer dissatisfaction. Political instability, the financial instability of suppliers, merchandise quality issues, trade restrictions, tariffs, currency exchange rates, transport capacity and costs, inflation and other factors relating to foreign trade are beyond our control. In particular, rising oil and gas prices impact prices of petroleum-based/plastic products, which are a key raw material in much of our merchandise, affect our freight costs, and affect consumer confidence and spending patterns. These and other issues directly or indirectly affecting our vendors could adversely affect our business and financial performance.

Our failure to generate sufficient cash to meet our liquidity needs may affect our ability to service our indebtedness and grow our business.

Our business requires access to capital to support growth, improve our infrastructure, respond to economic conditions, and meet contractual commitments. In the event that our operating plan changes or proves inaccurate due to lower-than-expected revenues, unanticipated expenses, increased competition, unfavorable economic conditions, other factors discussed in this Item 1A, “Risk Factors,” or other unforeseen circumstances, our liquidity may be negatively impacted. Our ability to make payments on and to refinance our indebtedness, principally the amounts borrowed under our line of credit, and to fund planned capital expenditures for systems upgrades and new store openings, if any, we may make in the future will depend in large part on our current and future ability to generate cash. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations in the future, that our currently anticipated growth in revenues and cash flow will be realized on schedule, or that future borrowings will be available to us under our line of credit in an amount sufficient to enable us to service indebtedness, undertake store openings and replace and upgrade our technology systems to grow our business, or to fund other liquidity needs. If we need to refinance all or a portion of our indebtedness, we cannot assure you that we will be able to do so on commercially reasonable terms or at all. In addition, there can be no assurance, that, should we seek or require additional financing in the form of debt, subordinated debt, equity, convertible securities, or some combination of the above, such financing will be available, if at all, on terms and conditions acceptable to us. If so, our ability, among other things, to proceed with our store expansion plans for 2007 and beyond would be negatively affected.

Our ownership structure includes large investors who own preferred stock and whose interests and rights in our company differ in important respects from those of our common stock investors.

Our capital structure includes various series of convertible preferred stock and a number of investors who own large concentrations of our shares on an as-converted-into-common basis. The ownership rights of these holders of our preferred stock impacts the trading liquidity of our common shares, our corporate governance, and the relative economic stake that our common stock and preferred stock investors have in the enterprise value of our business.

The large concentration of share ownership that some of our investors have generally has the effect of making our shares more illiquid than if our ownership structure was more widely diffused. Our corporate governance is affected by our ownership structure to the extent that certain of our preferred stock investors currently enjoy, among other things, contractual rights to nominate and elect two of the members of our board of directors. These rights and the concentration of share ownership enjoyed by certain of our preferred stock investors means that our largest investors can influence our strategic direction and that of our senior management in ways that are different than most of our common stock investors. Our preferred stock investors also enjoy certain economic rights that differentiate their ownership rights and interests from those of our common stock investors. For instance, upon the occurrence of merger, acquisition or similar transaction involving the acquisition of our company, the holders of our preferred stock would generally be entitled to a “liquidation preference” that would entitle them, collectively, to the first $18.1 million of net proceeds, unless they decide to convert their shares of preferred stock into common stock. This feature of our preferred stock investors’ rights could make the attractiveness of our company as an acquisition target differ materially from what it would be without it. In addition, our preferred stock investors enjoy certain “anti-dilution” protections not afforded to our common stock investors, which generally means that investors in shares of our common stock could be adversely affected by subsequent dilutive financings, if any, in ways that are different from some or all of our preferred stock investors.

Our common stock is thinly traded, may fluctuate based on relatively small levels of trading activity, and may be adversely affected by our capital structure, which makes it more difficult for investors to value our business.

Investing in shares of our common stock entails a high degree of risk. Public trading of our common stock on the American Stock Exchange typically occurs at relatively low sales volumes and very few, if any, security analysts regularly follow our stock. Moreover, our common stock price has traded below $1.00 for significant periods of time. In addition, our capital structure, which includes various series of convertible preferred stock with various contractual rights, generally makes it more difficult for investors, or prospective acquirers of our company, to value our business on an aggregate basis or to value our shares of common stock on a trading basis. As a result of these factors, speculative investors may have a greater effect on our common stock price than would be the case for a company with a simpler ownership structure, a larger market capitalization, or common shares that are more diffusely held or heavily traded. Accordingly, our common stock price could be subject to considerable speculative volatility and may not necessarily follow market expectations regarding our business prospects or financial performance. In particular, our common stock price may be sensitive to non-financial developments involving our company as well as market rumors disseminated on the Internet or other forms of media regarding our company or our industry. If our quarterly financial performance does not meet the expectations of investors that trade in shares of our common stock, our stock price would likely decline. If so, the decrease in the stock price may be disproportionate to the shortfall, real or perceived, in our financial performance.

Our failure to attract, retain, and motivate qualified personnel would adversely affect our business.

Our success depends in large part on the efforts and abilities of our senior management team. Their skills, experience and industry contacts significantly benefit our operations and administration. The failure to attract, retain, and properly motivate the members of our senior management team and other key employees, or to find suitable replacements for them in the event of death, ill health, or their desire to pursue other professional opportunities, could have a negative effect on our operating results.

Our performance is also largely dependent on attracting and retaining quality associates that are able to make the consumer shopping experience at our stores a fun and informative experience. We face intense competition for qualified associates, and many of our associates are in entry-level or part-time positions with historically high rates of turnover. Our ability to meet our labor needs generally while controlling our labor costs is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force, unemployment levels, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation, particularly in the New England region. If we are unable to attract and retain qualified associates or our labor costs increase significantly, our business and financial performance may be adversely affected.

Compliance with changing regulation of corporate governance, public disclosure, and accounting standards may result in additional expenses and risks.

Changing laws, regulations and standards relating to corporate governance, public disclosure and changes to accounting standards and practices, including the Sarbanes-Oxley Act of 2002, new SEC regulations, corporate law developments in Delaware, and evolving rules applicable to publicly-traded companies on the American Stock Exchange, are creating uncertainty, and hence risks, for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations due to the fact that they are new and there has not yet emerged a well-developed body of interpretation. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This development could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure, governance and accounting practices.

Our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, we are applying significant management and financial resources to document, test, monitor and enhance our internal control over financial reporting in order to meet the various current requirements of the Sarbanes-Oxley Act of 2002. We cannot be certain that these measures will ensure that our controls will be adequate or effective in preventing fraud or human error. Any failure in the effectiveness of our internal control over financial reporting could have a material effect on our financial reporting or cause us to fail to meet reporting obligations, which upon disclosure, could negatively impact the market price of our common stock. Our efforts to comply with these types of new regulatory requirements regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of our financial statements has required the commitment of increasing levels of financial and managerial resources. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, we could face various material and adverse consequences, including, a decline in our common stock price or a possible delisting of our common stock.

Forward Looking Statements

Certain statements in this Annual Report, particularly statements contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities

Exchange Act of 1934, as amended. The words “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Forward-looking statements included in this Annual Report or hereafter included in other publicly available documents filed with the SEC, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements. Such future results are based upon our best estimates based upon current conditions and the most recent results of operations.

Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this Annual Report. These include, but are not limited to, those listed above in this Item 1A, “Risk Factors.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The following table identifies the number of our stores operating as of December 31, 2005, December 25, 2004, and December 27, 2003, by state:

States	Number of Stores, for the fiscal year ended
	Dec 31, 2005			Dec 25, 2004			Dec 27, 2003
	End of Period	Closings	Openings	End of Period	Closings	Openings	End of Period	Closings	Openings
Connecticut	7	—	1	6	—	—	6	—	1
Florida	5	—	1	4	—	1	3	—	—
Maine	3	—	1	2	—	1	1	—	—
Massachusetts	25	—	2	23	—	2	21	—	2
New Hampshire	6	—	1	5	—	1	4	—	—
Rhode Island	3	—	—	3	—	—	3	—	—
Vermont	1	—	—	1	—	1	—	—	—
Total	50	—	6	44	—	6	38	—	3

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

In addition to our 50 stores, we lease office space at 270 Bridge Street, Suite 301, Dedham, Massachusetts, 02026. The lease, which expires November 30, 2011, is for 10,600 square feet of space and the monthly rent is $17,500. We also lease office and retail space at 1457 VFW Parkway, West Roxbury, Massachusetts, 02132. This lease, which expires December 31, 2012, is for 20,000 square feet of space. The retail store at our West Roxbury location uses 10,688 square feet and the remainder is used primarily for our corporate training center. The total monthly rent for the retail store and corporate training center space is $17,100, subject to certain Consumer Price Index escalation clauses. We believe that these spaces are adequate for our immediate needs.

We believe that all properties are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings other than ordinary routine matters incidental to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

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

The following table sets forth the range of high and low sales prices on the American Stock Exchange for our common stock for each of the fiscal quarters of 2005 and 2004:

MARKET PRICE OF COMMON STOCK

Period	High	Low
2005
Fourth fiscal quarter	$0.54	$0.37
Third fiscal quarter	0.59	0.41
Second fiscal quarter	0.83	0.45
First fiscal quarter	1.00	0.63
2004
Fourth fiscal quarter	$0.89	$0.65
Third fiscal quarter	0.97	0.58
Second fiscal quarter	1.32	0.81
First fiscal quarter	1.63	0.78

Holders

The approximate number of record holders of our common stock as of March 30, 2006 was 218. The number of record owners was determined from our stockholder records, and does not include beneficial owners of our common stock whose shares are held in the names of various security holders, dealers and clearing agencies. We believe that the number of beneficial owners of our common stock held by others as or in nominee names exceeds 500 in number.

Dividends

We have never paid a cash dividend on our shares of common stock and have no expectation of doing so for the foreseeable future. Our existing line of credit agreement with Wells Fargo Retail Finance II, LLC generally prohibits the payment of any dividends or other distributions to any of our classes of capital stock.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no stock repurchases made during the fiscal quarter ended December 31, 2005.

Equity Compensation Plan Information

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below.

ITEM 6. SELECTED FINANCIAL DATA

	2005(1) 53 weeks	2004 52 weeks	2003 52 weeks	2002 52 weeks	2001 52 weeks
Statement of Operations Data:
Revenues	$72,537,998	$64,276,225	$56,697,246	$52,177,923	$47,983,404
Operating costs:
Cost of products sold	41,395,193	35,826,820	31,758,625	30,420,475	28,966,573
Marketing and sales	24,116,050	21,176,925	18,363,193	16,527,832	15,345,744
General and administrative	6,762,583	6,335,067	5,516,273	5,245,867	5,522,688
Special charge	—	—	—	396,465	—
Stock option compensation expense	—	—	—	—	320,373

Operating income (loss)	264,172	937,413	1,059,155	(412,716)	(2,171,974)

Other income	—	382,500	—	—	—

Income (loss) before interest and taxes	264,172	1,319,913	1,059,155	(412,716)	(2,171,974)

Interest income	801	1,354	1,262	9,045	117,431
Interest expense	(532,649)	(225,074)	(212,227)	(280,898)	(381,763)

Income (loss) before taxes	(267,676)	1,096,193	848,190	(684,569)	(2,436,306)

Income taxes	—	105,000	97,233	—	—

Net income (loss)	$(267,676)	$991,193	$750,957	$(684,569)	$(2,436,306)

Net income (loss) available to common stockholders	$(267,676)	$991,193	$750,957	$(774,719)	$(2,436,306)

Income (loss) per share:
Basic	$(0.01)	$0.03	$0.02	$(0.04)	$(0.18)
Diluted	$(0.01)	$0.02	$0.02	$(0.04)	$(0.18)

Net income (loss) per share available to common stockholders
Basic	$(0.01)	$0.03	$0.02	$(0.05)	$(0.18)
Diluted	$(0.01)	$0.02	$0.02	$(0.05)	$(0.18)

Weighted-average shares outstanding:
Basic	22,186,581	37,649,400	36,683,142	16,219,436	13,411,866
Diluted	22,186,581	41,517,036	38,868,484	16,219,436	13,411,866

Other Data:
Net cash provided by (used in) operating activities	$(259,907)	$129,690	$1,368,798	$581,930	$(2,616,844)
Net cash used in investing activities	(1,663,647)	(2,121,134)	(1,166,258)	(775,147)	(210,738)
Net cash provided by (used in) financing activities	865,591	1,306,130	(86,412)	120,476	224,412
Capital expenditures (2)	1,663,647	2,121,134	1,166,258	775,147	210,738

	Dec 31, 2005	Dec 25, 2004	Dec 27, 2003	Dec 28, 2002	Dec 29, 2001
Balance Sheet Data:
Working capital	$2,091,213	$3,236,148	$4,178,436	$4,021,692	$4,841,696
Total assets	21,717,076	19,479,937	15,151,980	13,815,883	14,533,218
Total long-term liabilities and convertible preferred stock (3)	1,095,998	1,268,452	406,469	19,266,414	20,929,419

(1) Fiscal year 2005 refers to a 53-week fiscal year, while fiscal years 2004, 2003, 2002 and 2001 refer to 52-week fiscal years.

(2) Capital expenditures exclude assets acquired under capital leases.

(3) The holders of our Series A-F convertible preferred stock have the right to a liquidation preference, which was not considered under our control in 2002 and 2001.  Therefore their carrying values have been excluded from stockholders' equity for these periods.  Their carrying values are included in stockholders' equity in 2005, 2004 and 2003 as redemption is deemed to be solely within our control.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related Notes included below.

Certain statements in this Annual Report, particularly statements contained in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Forward-looking statements included in this Annual Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (“SEC”), reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements. Such future results are based upon our best estimates based upon current conditions and the most recent results of operations. Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this Annual Report. These include, but are not limited to, those described above under Item 1A, “Risk Factors.”

Overview

At the end of 2005 we operated 50 retail stores, including 45 in New England and five in Florida, and for the year we generated approximately $72.5 million in sales and had a net loss of approximately $0.3 million. We opened six new stores in 2005, five of which opened in the third quarter. In 2005 we also achieved a 0.6% increase in comparable stores sales for the comparable 52-week period. Comparable store sales are defined as sales from those stores open for at least one full year. This marks our fourth consecutive year of comparable store sales growth. Total sales for fiscal year 2005 included sales from a 53rd week.

Total sales for fiscal year 2005 increased 12.9% over fiscal year 2004. Excluding sales from the 53rd week of 2005, total sales for the comparable 52-week period increased 10.3% over 2004. The following table shows the sales percentage increase (decrease) for each quarter of 2005 compared to the same period for 2004 for comparable stores, non-comparable stores which include sales from six new stores that opened in 2005 and sales from six new stores that opened in 2004 which were not included in comparable store sales in 2005 until they had been open for one full year and the 53rd week:

QUARTERLY FINANCIAL DATA

	Mar 26	Jun 25	Sep 24	Dec 31	Fiscal Year
Comparable store sales % increase (decrease)	(0.7)%	(0.5)%	2.5%	0.8%	0.6%
Non-comp stores sales % increase (decrease)	10.0%	8.0%	10.3%	10.2%	9.7%
53rd week sales % increase	n/a	n/a	n/a	7.1%	2.6%
Total sales % increase (decrease)	9.3%	7.5%	12.8%	18.1%	12.9%

The year began with a 0.7% decrease in comparable store sales in the first quarter of 2005 due to severe weather that impacted our New England stores, partially offset by an increase in sales related to the earlier-than-normal Easter season as well as the post-season success of the New England Patriots in winning the Super Bowl. In the second quarter, comparable stores sales decrease 0.5% largely related to the Easter shift. Comparable stores sales increased by 2.5% in the third quarter mostly driven by higher sales of Boston Red Sox related merchandise which we feel was due to increased exposure for our brand through our Red Sox sponsorship program as well as better inventory levels. The year ended, with a 0.8% increase in comparable store sales in the fourth quarter despite a 1.1% decrease in comparable store sales for the Halloween season. We believe that the decrease for the Halloween season was partially related to the shift to a Monday Halloween whereas Halloween fell on a weekend in 2004 and partially related to, although to a lesser extent, more competition from temporary Halloween stores than we had experienced in the past. Overall, our comparable stores sales increase of 0.6% for 2005 did not meet our expectation considering we realized a 4.6% increase in 2004 and a 4.8% increase in 2003. In 2005, sales from our new stores contributed significantly to our total sales increase.

Throughout the year, our gross profit margin was negatively affected by increases in our product costs charged to us by certain key vendors primarily due to rising oil prices. We adjusted our prices to reflect most of these increases, but given competitive pressure we were not able to pass on all of the increases to our customers. We also experienced certain delays in implementing our price increases from the time that we were first notified of cost increases from our vendors due to the sheer number of these increases and certain technology limitations in our merchandising system. By the fourth quarter, our gross profit margin had stabilized and was only slightly lower than the same period in 2004. Overall, the effect of the increase in our product costs was higher than originally anticipated.

Additionally, the costs associated with opening the six new stores in 2005 put pressure on our occupancy costs and marketing and sales expense. Our new stores operate at a higher cost to sales ratio until they reach maturity which typically occurs 18 to 24 months after opening.

As a result of the lower than expected comparable store sales, lower gross profit margin and the costs associated with opening six new stores in 2005, we had an operating income in fiscal 2005 of $0.3 and a loss of approximately $0.3 million. This loss is disappointing considering that it follows two years of profitability. Despite having a net loss for the year, we are pleased to report operating income for a third consecutive year.

In April 2005, we increased the limit on our bank line-of-credit from $7,500,000, to $10,000,000. In September 2005, we again increased the limit on our bank line-of-credit from $10,000,000, to $12,500,000. The increases to our bank line-of-credit were used to fund the costs associated with opening the six new stores. Our inventory and accounts receivable secure our line of credit.

Subsequent to the end of fiscal 2005, on January 17, 2006, we amended our agreement to allow for a $500,000 term loan which increases our borrowing base, but does not increase the $12.5 million credit limit. We borrowed the full $500,000 on that date. The interest rate on the term loan is the bank’s base rate plus 125 basis points. During the time in which the term loan remains outstanding, the interest rate on the line of credit is the bank’s base rate plus 75 basis points. The term loan is currently outstanding and is due and payable in full on October 31, 2006. The amendment also waived a default as a consequence of the fact that the principal balance of the line of credit exceeded availability on January 12, 2006. As of March 30, 2006, we are in compliance with the covenants under our line of credit.

Among our primary goals in 2006 are to increase our comparable store sales, increase our gross profit margin percentage and leverage our occupancy costs, marketing and sales expense and general and administrative expense as the 12 stores we opened over the past two years reach maturity. We do not currently plan to open any new stores in 2006.

Fiscal 2005 Compared to Fiscal 2004

Revenues

Our consolidated revenues for fiscal 2005, a 53 week year, were $72,537,998, an increase of $8,261,773, or 12.9% from the prior fiscal year, a 52 week year. Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.

Sales for fiscal 2005 included an increase of 0.6% in comparable store sales, sales from six new stores that opened in 2005 and sales from six new stores that opened in 2004 which were not included in comparable stores sales in 2005 until they had been open for one full year. Comparable store sales for fiscal 2005 were negatively affected by the severe weather that impacted our New England region stores during the first quarter and lower than expected comparable store sales during the Halloween season in the fourth quarter. This shortfall was partially offset by positive comparable sales in the third quarter mostly driven by higher sales of Boston Red Sox related merchandise which we feel was due to increased exposure for our brand through our Red Sox sponsorship program as well as better inventory levels.

Cost of goods sold and occupancy costs

Our cost of products sold and occupancy costs for fiscal 2005 was $41,395,193, or 57.1% of revenues, an increase of $5,568,373 and an increase of 1.3 percentage points, as a percentage of revenues, from the prior fiscal year. Cost of products sold and occupancy costs consists of the cost of merchandise sold to customers and the occupancy costs for our stores.

As a percentage of revenues, the increase in cost of products sold was primarily attributable to increases in our product costs charged to us by certain key vendors primarily due to rising oil prices. We adjusted our prices to reflect most of theses increases, but given competitive pressure we were not able to pass on all of the increases to our customers. We also experienced certain delays in implementing our price increases from the time that we were first notified of cost increases from our vendors due to the sheer number of these increases and certain technology limitations in our merchandising system. By the fourth quarter, our gross profit margin had stabilized and was only slightly lower than the same period in 2004. Additionally, occupancy costs, as a percentage to revenue, was negatively affected by our new stores, which operate at a higher occupancy to sales ratio until they reach maturity.

Marketing and sales expense

Our consolidated marketing and sales expense for fiscal 2005 was $24,116,050, or 33.2% of revenues, an increase of $2,939,125 and an increase of 0.3 percentage points, as a percentage of revenues, from the prior fiscal year. Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.

As a percentage of revenues, the increase in marketing expense was primarily due to increased advertising, which included our sponsorship program with the Boston Red Sox and the costs associated with supporting our new stores. Additionally, the increase in sales expense, as a percentage of revenues, was negatively affected by our new stores, which operate at a higher store payroll to sales ratio until they reach maturity as well as higher depreciation expenses related to the acquisition of fixed assets for new stores.

General and administrative expense

Our consolidated general and administrative (“G&A”) expense for fiscal 2005 was $6,762,583, or 9.3% of revenues, an increase of $427,516 and a decrease of 0.5 percentage points, as a percentage of revenues, from the prior fiscal year. G&A expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.

The increase in G&A expense is largely attributable to professional fees related to our compliance work for Section 404 of Sarbanes-Oxley Act and consultant costs associated with the selection of a new merchandise system that we are currently planning to install in the first quarter of 2007.

Operating income

Our operating income for fiscal 2005 was $264,172, or 0.4% of revenues, compared to an operating income of $937,413, or 1.5% of revenues in fiscal 2004.

Other income

In fiscal 2004 we reached a settlement with a third party in connection with the special charge pertaining to our preferred stock previously recorded in fiscal 2002. We recorded the net settlement of $382,500 as other income during fiscal 2004.

Interest expense

Our interest expense in fiscal 2005 was $532,649, an increase of $307,575 from fiscal 2004. The increase during fiscal 2005 was due to an increase in interest rates, a higher average loan balance and additional interest expense resulting from capital leases associated with our new point-of-sale system. Our average loan balance was approximately $6,208,700 during fiscal 2005 compared to $3,435,578 in fiscal 2004, which increased interest expense by approximately $186,233. The effective interest rate on our borrowings under our line of credit increased to 6.8% during fiscal 2005 compared to 5.1% in fiscal 2004, which increased interest expense by approximately $60,680. The interest rate was based on the bank’s base rate plus 50 basis points. Additionally, interest expense from capital leases in 2005 increased by $51,983 over 2004.

Income taxes

In 2005, due to our net loss for the year, we did not provide for federal or state income taxes.  Additionally, we did not utilize any net operating loss carryforwards for federal income tax purposes in 2005.

In 2004 our provision for income taxes was $105,000, which included $20,000 for federal alternative minimum taxes and $85,000 for state income taxes. We were able to utilize approximately $900,000 of net operating loss carryforwards for federal income tax purposes in 2004, which were fully reserved for in the prior year due to the uncertainty of future taxable income.

At the end of 2005 we had estimated net operating loss carryforwards of approximately $23.7 million, which begin to expire in 2018. In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards may be subject to annual limitations based upon certain ownership changes of our stock that may have occurred or that may occur.

Net Loss

Our net loss in fiscal 2005 was $267,676 or $0.01 per basic and diluted share, compared to net income of $991,193, or $0.03 per basic and $0.02 per diluted share, in fiscal 2004.

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

Cost of products sold

In 2004 our consolidated cost of products sold was 55.7% of revenues, a decrease of 0.3 percentage points from the prior year. Cost of products sold consisted of the cost of merchandise sold to customers and the occupancy costs for our stores. This decrease was primarily attributable to the elimination of costs of products sold for our Internet business, which was licensed to a third party in 2003 in exchange for royalties under a license agreement.

Marketing and sales expense

Our consolidated marketing and sales expense for 2004 was $21,176,925 or 32.9% of revenues, an increase of $2,813,732, or 0.5 percentage points, as a percentage of revenues, from the prior year. Marketing and sales expense consisted primarily of all store payroll and related expenses for personnel engaged in marketing and selling activities, as well as advertising, public relations and promotional expenditures.

This increase, as a percentage of revenues, was due to store payroll and other expenses related to marketing and sales in our new stores, which run at a higher than normal rate until they reach maturity. Our experience has been that it usually takes about 18 to 24 months after opening for a store to reach maturity.

General and administrative expense

Our consolidated G&A expense for 2004 was $6,335,067 or 9.9% of revenue, an increase of $818,794, or 0.1 percentage points, as a percentage of revenues, from the prior year. G&A expense consisted of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.

The increase in G&A costs was attributable to rate increases in payroll-related costs, such as unemployment insurance, health insurance and workers’ compensation insurance, and start-up costs associated with implementing our new point-of-sale system.

Operating income

Our operating income for fiscal 2004 was $937,413, or 1.5% of revenues, compared to an operating income of $1,059,155, or 1.9% of revenues in fiscal 2003.

Other income

In 2004 we reached a settlement with a third party in connection with the special charge previously recorded in fiscal year 2002. We recorded the net settlement of $382,500 as other income during fiscal 2004.

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

Net Income

Our net income for 2004 was $991,193 or $0.03 per basic and $0.02 per diluted share, compared to net income of $750,957, or $0.02 per basic and diluted share for 2003.

Critical Accounting Policies

Our financial statements are based on the application of significant accounting policies, many of which require our management to make significant estimates and assumptions (see Note 2 to our consolidated financial statements). We believe the following accounting policies to be those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements.

Inventory and Related Allowance for Obsolete and Excess Inventory

Our inventory consists of party supplies and is valued at the lower of moving weighted-average cost or market. We record vendor rebates, discounts and certain other adjustments to inventory, including freight costs, and we recognize these amounts in the income statement as the related goods are sold.

During each interim reporting period we estimate the impact on cost of products sold associated with inventory shortage. The actual inventory shortage is determined upon reconciliation of the annual physical inventory, which occurs shortly before and after our year end, and an adjustment to cost of products sold is recorded at the end of the fourth quarter to recognize the difference between the estimated and actual inventory shortage for the full year. The adjustment in the fourth quarter of 2005 included an estimated reduction of $175,884 to the cost of products sold during the previous three quarters. The adjustment in the fourth quarter of 2004 included an estimated reduction of $149,316 to the cost of products sold during the previous three quarters. The adjustment in the fourth quarter of 2003 included an estimated reduction of $145,983 to the cost of products sold during the previous three quarters.

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

In 2003, we refined our methodology for accounting for vendor rebates, discounts and freight and for estimating an appropriate allowance for obsolete and excess inventory. The net impact of these adjustments increased pre-tax income by $141,757 and net income by $125,455 in 2003 but had no impact on basic and diluted earnings per share.

Revenue Recognition

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale. We estimate returns based upon historical return rates and such amounts have not been significant.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and are depreciated on the straight-line method over the estimated useful lives of the assets. At the beginning of fiscal 2004 we adopted a new policy for estimating the useful life of fixed assets which extended the useful life of equipment and furniture and fixtures. Changing the estimated life of the assets in these categories as of the beginning of 2004 reduced depreciation expense by approximately $130,885 in fiscal 2004. Net income in 2004 would have been $0.02 per basic and diluted share (as opposed to $0.03 per basic and $0.02 per diluted share) if this change in estimating the useful life of fixed assets had not been adopted. Expenditures for maintenance and repairs are charged to operations as incurred.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we perform a review of each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows. Our review considers store operating results, future sales growth and cash flows. The conclusion regarding impairment may differ from current estimates if underlying assumptions or business strategies change. We are not aware of any impairment indicators for any of our stores at December 31, 2005.

Income Taxes

Historically, we have not recognized an income tax benefit for our losses. Accordingly we record a valuation allowance against our deferred tax assets because of the uncertainty of future taxable income and the realizability of the deferred tax assets. In determining if a valuation allowance against our deferred tax asset is appropriate, we consider both positive and negative evidence. The positive evidence that we considered included (1) we were profitable in 2004 and 2003 due to the success of our Halloween seasons, (2) we have achieved positive comparable store sales growth for the last three years and (3) improved merchandise margins in 2004 and 2003. The negative evidence that we considered included (1) after two years of profitability we realized a net loss in 2005, (2) our merchandise margins decreased in 2005, (3) our future profitability is vulnerable to certain risks, including (a) the risk that we may not be able to generate significant taxable income to fully utilize our net operating loss carryforwards of approximately $23.7 million, (b) the risk of unseasonable weather and other factors in a single geographic region, New England, where our stores are concentrated, (c) the risk of being so dependent upon a single season, Halloween, for a significant amount of annual sales and profitability and (d) the risk of rising prices for petroleum products, which are a key raw material for much of our merchandise and which affect our freight costs, (4) the costs that opening new stores will put pressure on our profit margins until these stores reach maturity, (5) the investment in infrastructure required in fiscal 2006 to support our store expansion plan in fiscal 2007 will increase our costs and (6) the expected costs of increased regulatory compliance, including, without limitation, those associated with Section 404 of the  Sarbanes-Oxley Act, will likely have a negative impact on our profitability.

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

Previous Restatement of Financial Information and Balance Sheet Presentation of Series A-F Convertible Preferred Stock

The holders of our various series of convertible preferred stock have the right to a liquidation preference, which previously could have been exercised under certain events not within our control. In accordance with EITF Topic D-98, we have included the respective equity securities outside of permanent stockholders’ deficit in our accompanying table of selected financial data as of December 28, 2002 and December 29, 2001 at their respective carrying values.

During the fourth quarter of 2003, the composition of our board of directors changed such that holders of our convertible preferred stock or the designates of our preferred stockholders no longer constituted a majority of our board members. This change in the composition of our board of directors has permitted us to present our convertible preferred stock in equity in the accompanying balance sheets as of December 31, 2005 and December 25, 2004, at their respective carrying values as the redemption is deemed to be solely within our control.

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

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We were required to adopt Statement 123(R) on January 1, 2006. Early adoption was permitted for periods in which financial statements had not yet been issued.

In response to FAS No. 123R, on September 21, 2005, our board of directors approved an acceleration of the vesting of certain unvested and “out-of-the-money” stock options previously awarded to our employees and officers with exercise prices equal to or greater than $0.69 per share. As a result, options to purchase approximately 1.0 million shares of our common stock became exercisable immediately. Based upon our closing stock price of $0.45 on September 21, 2005, none of these options had any intrinsic value on the date of acceleration.

In making the decision to accelerate these options, our board of directors considered the interest of our stockholders as this acceleration will reduce our reported compensation expense in future periods following the effectiveness of FAS No. 123R. The future stock option expense that was eliminated was approximately $508,000 on a pre-tax basis and is reflected in the pro forma footnote disclosure for the year ended December 31, 2005.

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

We adopted Statement 123(R) on January 1, 2006 and will use the modified prospective method.

As permitted by Statement 123, as of December 31, 2005 we accounted for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Accordingly, we believe that the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The precise impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss and net loss per share discussed in Note 2 to our consolidated financial statements.

In February 2005, the Chief Accountant of the SEC issued a letter clarifying his staff’s interpretation of certain accounting issues and their application under generally accepted accounting principles (“GAAP”) relating to operating leases. In summary, the staff’s interpretation is that (1) leasehold improvements should be amortized by the lessee over the shorter of their economic lives or the lease term, which could include lease renewal terms when the renewals are “reasonably assured,” (2) free or reduced rents should be recognized by the lessee on a straight-line basis over the lease term (including any free or reduced rent period) and (3) the statement of cash flows should reflect cash received from the lessor that is accounted for as a lease incentive within operating activities and the acquisition of leasehold improvements for cash within investing activities. These positions are based upon existing accounting literature. We believe that our present accounting policies are consistent with the positions described by the Chief Accountant and his staff in this letter. Our policy is to amortize leasehold improvements for 10 years or the life of the lease, whichever period is shorter. Our policy is to amortize free or reduced rent on a straight-line basis over the lease term (including any free or reduced rent periods). We generally do not enter into agreements that involve receiving cash from lessors/landlords.

Liquidity and Capital Resources

Our operating activities used $259,907 in fiscal 2005 compared to providing $129,690 in fiscal 2004, a variance of $389,597. The additional cash used in operating activities was primarily due to the net loss in fiscal 2005 compared net income in fiscal 2004. The variance due to the net loss in 2005 was partially offset by the increases in depreciation expense, decreases in cash used for inventory and increases in cash provided by accounts payable. The increase in cash provided by accounts payable was primarily due to the extended payment terms related to the inventory purchased for the five new stores opened in the third quarter of 2005. These payables became due in the first quarter of 2006.

We used $1,663,647 in investing activities in fiscal 2005 compared to $2,121,134 in 2004. The cash invested in 2005 was primarily for fixed assets associated with new stores, an existing store expansion and point-of-sale system enhancements. The cash invested in fiscal 2004 was predominantly for fixed assets associated with new stores and the new point-of-sale system.

We provided $865,591 by financing activities in 2005 compared to $1,306,130 in 2004, a decrease of $440,539. This decrease was largely due to an increase in our payments on capital lease obligations by $256,188 over 2004. Additionally, we increased our borrowings under our line of credit by $1,378,184 in 2005 (to $6.6 million) compared to an increase of $1,497,019 in 2004 (to $5.3 million). The borrowings under our line of credit in 2005 was higher than 2004 primarily due to capital expenditures related to new store openings, enhancements to our point-of-sale system, and to support our net loss.

During 2005 we also acquired assets under capital leases totaling $132,968 for new copiers for our support office. The capital lease obligations outstanding at December 31, 2005 were $869,353.

At December 31, 2005 we had a line of credit (the “line”) with Wells Fargo Retail Finance II, LLC, which had been amended on January 2, 2004. The amendment extended the maturity date of the line to January 2, 2007, eliminated the minimum interest rate of 6.5%, established a new interest rate at the bank’s base rate plus 50 basis points and added the option to increase the line in increments of $2,500,000 beyond the previous limit of $7,500,000, to a limit of $12,500,000, upon 15 days written notice, as long as we were in compliance with all debt covenants and the other provisions of the loan agreement. Our inventory and accounts receivable secure our line of credit. We borrow against these assets at agreed upon advance rates, which may vary at different times of the year.

On September 12, 2005, we increased our line of credit to $12,500,000 to help finance our operations and 2005 store openings.

Our inventory consists of party supplies which are valued at the lower of weighted-average cost or market and are reduced by an allowance for obsolete and excess inventory and other adjustments, including vendor rebates, discounts and freight costs. Our line of credit availability calculation allows us to borrow against “acceptable inventory at cost,” which takes our inventory at cost and reflects adjustments that our lender has approved which may be different than adjustments we use for valuing our inventory in our financial statements, such as the adjustment to reserve for inventory shortage. The amount of “acceptable inventory at cost” was approximately $15,201,074 at December 31, 2005.

Our accounts receivable consists primarily of vendor rebates receivables and credit card receivables. Our line of credit availability calculation allows us to borrow against “eligible credit card receivables,” which are the credit card receivables for the previous three days of business. The amount of “eligible credit card receivables” was approximately $404,252 at December 31, 2005.

The total borrowing base is then determined by adding the “acceptable inventory at cost” times an agreed upon advance rate plus the “eligible credit card receivables” times an agreed upon advance rate but not to exceed our established credit limit. The total borrowing base at December 31, 2005 was limited to our credit limit of $12,500,000. Under the terms of our line of credit, the credit limit amount of $12,500,000 was then further reduced by (1) a minimum availability block, (2) customer deposits, (3) gift certificates, (4) merchandise credits and (5) outstanding letters of credit. Therefore, our additional availability at December 31, 2005 was approximately $386,681.

The amounts outstanding under our line were $6,635,874 as of December 31, 2005 and $5,257,690 as of December 25, 2004. The outstanding balances under our line are classified as current liabilities in the accompanying consolidated balance sheets since we are required to apply daily lock-box receipts to reduce the amount outstanding.

On April 27, 2005, we amended our agreement to allow for a “special subline” that would increase our borrowing base by $500,000. Upon activation of the “special subline”, the interest rate on the line of credit would have been the bank’s base rate plus 75 basis points through the “special subline” termination date. We did not activate the “special subline” and the “special subline” terminated on November 1, 2005.

Subsequent to the end of fiscal 2005, on January 17, 2006, we amended our agreement to allow for a $500,000 term loan which increases our borrowing base, but does not increase the $12.5 million credit limit. We borrowed the full $500,000 on that date. The interest rate on the term loan is the bank’s base rate plus 125 basis points. During the time the term loan remains outstanding, the interest rate on the line of credit will be the bank’s base rate plus 75 basis points. The term loan is currently outstanding and is due and payable in full on October 31, 2006. The amendment also waived a default as a consequence of the fact that the principal balance of the line of credit exceeded availability on January 12, 2006. As of March 30, 2006, we are in compliance with the covenants under the line of credit.

Our prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, improve our infrastructure, respond to economic conditions, and meet contractual commitments. We expect our capital expenditures for 2006 to be primarily related to store improvements, enhancement of our point-of-sale system, and the replacement of our merchandising system which we plan to begin in 2006 with an installation in the first quarter of 2007. We believe, based on our current operating plan, that anticipated revenues from operations and borrowings available under the existing line of credit, which we anticipate extending, will be sufficient to fund our operations and working capital requirements through the next twelve months, but that we will need to raise additional cash through debt, equity, or a combination of both to continue to fund our growth goals in 2007 and beyond. In the event that our operating plan changes or proves inaccurate due to lower-than-expected revenues, unanticipated expenses, increased competition, unfavorable economic conditions or other unforeseen circumstances, our liquidity may be negatively impacted. If so, we would be required to adjust our expenditures in 2006 to conserve working capital or raise additional capital to fund operations. Our current operating plan includes opening no additional new stores in 2006.

In recognition of the need to raise additional cash to fund our growth in 2007 and beyond, we have been exploring various financing alternatives. In February 2006, we executed a non-binding term sheet to enter discussions and negotiations with an institutional accredited investor regarding a proposed financing that would raise approximately $2.5 million through a combination of subordinated debt and warrants. In the event that we are unable to reach a definitive agreement with this third party on terms that are acceptable to us, we expect to continue to explore other financing alternatives. There can be no assurance, that, should we seek or require additional financing, such financing will be available, if at all, on terms and conditions acceptable to us, in which case we would reconsider our current growth goals for 2007 and beyond.

Contractual obligations at December 31, 2005 were as follows:

	Payments Due By Period
	Within 1Year	Within 2 - 3 Years	Within 4 - 5 Years	After 5 Years	Total
Line of credit	$6,635,874	$—	$—	$—	$6,635,874
Capital lease obligations	442,358	426,995	—	—	869,353
Operating leases (including retail space leases)	8,176,327	13,273,981	10,923,604	14,824,929	47,198,840
Total contractual obligations	$15,254,559	$13,700,976	$10,923,604	$14,824,929	$54,704,067

In addition, at December 31, 2005, we had outstanding purchase orders totaling approximately $1,136,178 for the acquisition of inventory that was scheduled for delivery after December 31, 2005.

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

Seasonality

Due to the seasonality of our business, sales and operating income are typically higher in our second and fourth quarters. Our business is highly dependent upon sales of Easter, graduation and summer merchandise in the second quarter and sales of Halloween and Christmas merchandise in the fourth quarter. We have typically operated at a loss during the first and third quarters.

Geographic Concentration

As of December 31, 2005 we operated a total of 50 stores, 45 of which are located in New England. As a result, a severe or prolonged regional recession or regional changes in demographics, employment levels, population, weather patterns, real estate market conditions or other factors specific to the New England region may adversely affect us more than a company that is more geographically diverse.

Effects of Inflation

While we do not view the effects of inflation as having a direct material effect upon our business, we believe that rising oil and gas prices impact prices of petroleum-based/plastic products, which are a key raw material in much of our merchandise, affect our freight costs, and affect consumer confidence and spending patterns. These and other issues directly or indirectly affecting our vendors could adversely affect our business and financial performance.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and, indirectly, foreign exchange rates and commodity price risk with respect to fluctuating oil prices as more fully described in Item 1A, “Risk Factors.”  In general, however, we do not believe we have the various market or price risks that require the quantitative and qualitative disclosures set forth in Item 305 of Regulation S-K. We have interest rate risk on our line of credit debt obligation to the extent that if interest rates were to rise our rate of interest under our line of credit would also increase. We do not believe that this interest rate risk is material and we have not entered into any hedging or similar contractual arrangements with respect to such risk or with respect to the indirect market risks we face from changes in foreign exchange rates and oil prices. We do not enter into contracts for trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section of this report. See “Index to Consolidated Financial Statements” on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2005. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, communicated to management, including our CEO and CFO, and reported within the time periods specified in the SEC’s rules and forms.

(b)           Attestation Report of the Registered Public Accounting Firm. We are not an accelerated filer, as such term is defined in Rule 12b-2 under the Securities Exchange Act. Accordingly, the attestation report of our independent registered public accounting firm on our management’s assessment of our internal control over financial reporting is not required to be included in this Annual Report on Form 10-K.

(c)           Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is contained in our proxy statement for the annual meeting of stockholders scheduled to be held on June 7, 2006, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2005. Such information is hereby incorporated by reference.

We have adopted a written code of business conduct and ethics that applies to all our directors, officers and employees, a copy of which is located on the Investor Relations page of our website which is located at www.iparty.com. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics on that same page of our website.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is contained in our proxy statement for the annual meeting of stockholders scheduled to be held on June 7, 2006, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2005.  Such information is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

Certain of the information required by this Item is contained in our proxy statement for the annual meeting of stockholders scheduled to be held on June 7, 2006, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2005.  Such information is hereby incorporated by reference.

Securities authorized under equity compensation plans as of December 31, 2005, were as follows:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuances under Equity Compensation Plans (Excluding Securities Reflected in Column a)
Equity compensation plans approved by security holders	10,340,841	$0.95	267,615
Equity compensation plans not approved by security holders	—	—	—
Total	10,340,841	$0.95	267,615

Under the iParty Corp. Amended and Restated 1998 Incentive and Nonqualified Stock Option Plan we are authorized to grant options for the purchase of up to 11,000,000 shares of our common stock.  As of December 31, 2005, 391,544 shares had been issued pursuant to the exercise of previously issued stock options.  As of December 31, 2005, there were options outstanding to purchase 10,340,841 shares of our common stock.  Consequently, as of December 31, 2005, options for the purchase of up to 267,615 common shares remain available for future grants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is contained in our proxy statement for the annual meeting of stockholders scheduled to be held on June 7, 2006, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2005.  Such information is hereby incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is contained in our proxy statement for the annual meeting of stockholders scheduled to be held on June 7, 2006, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2005.  Such information is hereby incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                      1. Financial statements:

For a listing of consolidated financial statements which are included in this document, see page F-1.

2. Financial Statement Schedules:

All schedules for which provision is made under Item 15(a)(2) are inapplicable and, therefore, have been omitted.

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

Dated:  March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ SAL PERISANO	Chairman of the Board and	March 30, 2006
Chief Executive Officer
Sal Perisano	(Principal Executive Officer)

/s/ PATRICK FARRELL	President and Chief Financial Officer	March 30, 2006
(Principal Financial Officer and Principal
Patrick Farrell	Accounting Officer)

/s/ DANIEL DE WOLF	Director	March 30, 2006

Daniel De Wolf

/s/ FRANK HAYDU	Director	March 30, 2006

Frank Haydu

/s/ ROBERT JEVON	Director	March 30, 2006

Robert Jevon

/s/ ERIC SCHINDLER	Director	March 30, 2006

Eric Schindler

/s/ JOSEPH VASSALLUZZO	Director	March 30, 2006

Joseph Vassalluzzo

/s/ CHRISTINA WEAVER-VEST	Director	March 30, 2006

Christina Weaver-Vest

iPARTY CORP.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

iParty Corp.

We have audited the accompanying consolidated balance sheets of iParty Corp. and subsidiaries as of December 31, 2005 and December 25, 2004, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iParty Corp. and subsidiaries at December 31, 2005 and December 25, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 17, 2006

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED BALANCE SHEETS

	Dec 31, 2005	Dec 25, 2004
ASSETS
Current assets:
Cash and cash equivalents	$699,194	$1,757,157
Restricted cash	651,617	561,407
Accounts receivable	1,246,545	700,961
Inventory, net	13,251,307	11,400,971
Prepaid expenses and other assets	548,114	476,046
Total current assets	16,396,777	14,896,542
Property and equipment, net	5,187,099	4,483,705
Other assets	133,200	99,690
Total assets	$21,717,076	$19,479,937

LIABILITIES AND STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,695,094	$3,421,195
Accrued expenses	2,532,238	2,615,835
Current portion of capital lease obligations	442,358	365,674
Borrowings under line of credit	6,635,874	5,257,690
Total current liabilities	14,305,564	11,660,394

Long-term liabilities:
Capital lease obligations, net of current portion	426,995	796,693
Other liabilities	669,003	471,759
Total long-term liabilities	1,095,998	1,268,452

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock - $.001 par value; 10,000,000 shares authorized,
Series B convertible preferred stock - 1,150,000 shares authorized; 474,402 and 507,460 shares issued and outstanding at December 31, 2005 and December 25, 2004, respectively (aggregate liquidation value of $9,488,039 at December 31, 2005)	7,059,101	7,551,002
Series C convertible preferred stock - 100,000 shares authorized, issued and outstanding (aggregate liquidation value of $2,000,000 at December 31, 2005)	1,492,000	1,492,000
Series D convertible preferred stock - 250,000 shares authorized, issued and outstanding (aggregate liquidation value of $5,000,000 at December 31, 2005)	3,652,500	3,652,500
Series E convertible preferred stock - 533,333 shares authorized; 296,667 shares issued and outstanding (aggregate liquidation value of $1,112,500 at December 31, 2005)	1,112,500	1,112,500
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding (aggregate liquidation value of $500,000 at December 31, 2005)	500,000	500,000
Total convertible preferred stock	13,816,101	14,308,002

Common stock - $.001 par value; 150,000,000 shares authorized; 22,536,637 and 22,092,717 shares issued and outstanding at December 31, 2005 and December 25, 2004, respectively	22,537	22,093

Additional paid-in capital	50,971,656	50,448,100
Accumulated deficit	(58,494,780)	(58,227,104)
Total stockholders’ equity	6,315,514	6,551,091

Total liabilities and stockholders’ equity	$21,717,076	$19,479,937

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the periods ended
	Dec 31, 2005 53 weeks	Dec 25, 2004 52 weeks	Dec 27, 2003 52 weeks
Revenues	$72,537,998	$64,276,225	$56,697,246
Operating costs:
Cost of products sold	41,395,193	35,826,820	31,758,625
Marketing and sales	24,116,050	21,176,925	18,363,193
General and administrative	6,762,583	6,335,067	5,516,273

Operating income	264,172	937,413	1,059,155

Other income	—	382,500	—

Income before income taxes	264,172	1,319,913	1,059,155

Interest income	801	1,354	1,262
Interest expense	(532,649)	(225,074)	(212,227)

Income (loss) before income taxes	(267,676)	1,096,193	848,190

Income taxes	—	105,000	97,233

Net income (loss)	$(267,676)	$991,193	$750,957

Income (loss) per share:
Basic	$(0.01)	$0.03	$0.02
Diluted	$(0.01)	$0.02	$0.02

Weighted-average shares outstanding:
Basic	22,186,581	37,649,400	36,683,142
Diluted	22,186,581	41,517,036	38,868,484

The accompanying notes are an integral part of these Consolidated Financial Statements.

IPARTY CORP.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(DEFICIT)

			Stockholders’ Equity (Deficit)
	Convertible		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance December 28, 2002	2,615,752	$18,584,309	—	$—	16,996,570	$16,997	$46,168,101	$(59,969,254)	$(13,784,156)

Issuance of common stock upon conversion of Series B convertible preferred stock	(73,719)	(1,096,939)			948,690	948	1,095,991	—	1,096,939
Issuance of common stock upon conversion of Series E convertible preferred stock	(77,228)	(289,604)			823,944	824	288,780	—	289,604
Reclassification of Series A convertible preferred stock (Note 1)	(1,000,000)	(1,000,000)	1,000,000	1,000,000					1,000,000
Reclassification of Series B convertible preferred stock (Note 1)	(611,080)	(9,092,870)	611,080	9,092,870					9,092,870
Reclassification of Series C convertible preferred stock (Note 1)	(100,000)	(1,492,000)	100,000	1,492,000					1,492,000
Reclassification of Series D convertible preferred stock (Note 1)	(250,000)	(3,652,500)	250,000	3,652,500					3,652,500
Reclassification of Series E convertible preferred stock (Note 1)	(389,439)	(1,460,396)	389,439	1,460,396					1,460,396
Reclassification of Series F convertible preferred stock (Note 1)	(114,286)	(500,000)	114,286	500,000					500,000
Exercise of stock options	—	—	—	—	11,000	11	1,749	—	1,760
Net income	—	—	—	—	—	—	—	750,957	750,957
Balance December 27, 2003	—	—	2,464,805	17,197,766	18,780,204	18,780	47,554,621	(59,218,297)	5,552,870

Issuance of common stock upon conversion of Series A convertible preferred stock	—	—	(1,000,000)	(1,000,000)	1,000,000	1,000	999,000		—
Issuance of common stock upon conversion of Series B convertible preferred stock	—	—	(103,620)	(1,541,869)	1,333,693	1,333	1,540,536		—
Issuance of common stock upon conversion of Series E convertible preferred stock	—	—	(92,772)	(347,895)	961,025	961	346,934		—
Exercise of stock options	—	—	—	—	17,795	19	7,009		7,028
Net income	—	—	—	—	—	—	—	991,193	991,193
Balance December 25, 2004	—	—	1,268,413	14,308,002	22,092,717	22,093	50,448,100	(58,227,104)	6,551,091

Issuance of common stock upon conversion of Series B convertible preferred stock	—	—	(33,058)	(491,901)	425,546	426	491,475		—
Non-cash stock compensation	—	—	—	—	—	—	28,500	—	28,500
Exercise of stock options	—	—	—	—	18,374	18	3,581	—	3,599
Net loss	—	—	—	—	—	—	—	(267,676)	(267,676)
Balance December 31, 2005	—	$—	1,235,355	$13,816,101	22,536,637	$22,537	$50,971,656	$(58,494,780)	$6,315,514

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTYCORP.

CONSOLIDATED STATEMENTS OF CASHFLOWS

	For the periods ended
	Dec 31, 2005 53 weeks	Dec 25, 2004 52 weeks	Dec 27, 2003 52 weeks
Operating activities:

Net income (loss)	$(267,676)	$991,193	$750,957
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,093,221	634,250	601,015
Deferred rent	197,244	65,550	(22,723)
Changes in operating assets and liabilities:
Accounts receivable	(545,584)	(213,027)	(41,946)
Inventory	(1,850,336)	(1,977,508)	(506,799)
Prepaid expenses and other assets	120,637	191,345	55,351
Accounts payable	1,273,899	325,347	343,537
Accrued expenses and other liabilities	(281,312)	112,540	189,406
Net cash provided by (used in) operating activities	(259,907)	129,690	1,368,798

Investing activities:

Purchase of property and equipment	(1,663,647)	(2,121,134)	(1,166,258)
Net cash used in investing activities	(1,663,647)	(2,121,134)	(1,166,258)

Financing activities:

Net borrowings under line of credit	1,378,184	1,497,019	283,933
Decrease (increase) in restricted cash	(90,210)	(28,123)	(161,332)
Principal payments on capital lease obligations	(425,982)	(169,794)	(210,773)
Proceeds from exercise of stock options	3,599	7,028	1,760
Net cash provided by (used in) financing activities	865,591	1,306,130	(86,412)

Net increase (decrease) in cash and cash equivalents	(1,057,963)	(685,314)	116,128

Cash and cash equivalents, beginning of year	1,757,157	2,442,471	2,326,343

Cash and cash equivalents, end of year	$699,194	$1,757,157	$2,442,471

Supplemental disclosure of non-cash financing activities:

Conversion of Series A convertible preferred stock to common stock	$—	$1,000,000	$—
Conversion of Series B convertible preferred stock to common stock	491,901	1,541,869	1,096,939
Conversion of Series E convertible preferred stock to common stock	—	347,895	289,604
Total conversion of convertible preferred stock to common stock	$491,901	$2,889,764	$1,386,543

Acquisition of assets under capital lease	$132,968	$1,302,681	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

1.  THE COMPANY

Background

The Company’s efforts are devoted to the sale of party goods and services through its retail stores.  At the end of fiscal 2005 the Company had 45 retail stores located throughout New England, with five additional stores located in Florida.  In 2003, the Company licensed its Internet business to a third party in exchange for royalties under a license agreement, which to date have not been significant.  Previously, the Company operated the Internet business with the same party under a fulfillment agreement.

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

The Company’s fiscal year ended December 31, 2005 consisted of 53 weeks while fiscal years ended December 25, 2004 and December 27, 2003 consisted of 52 weeks.

Management’s Plans

The Company believes, based on its current operating plan, that anticipated revenues from operations and borrowings available under the existing line of credit will be sufficient to fund its operations and working capital requirements through the next twelve months, but that it will need to raise additional cash through debt, equity, or a combination of both to continue to fund its growth goals in 2007 and beyond.  In the event that the Company’s operating plan changes or proves inaccurate due to decreased revenues, unanticipated expenses, increased competition, unfavorable economic conditions or other unforeseen circumstances, the Company’s liquidity may be negatively impacted.  Accordingly, the Company would be required to adjust its expenditures in 2006 to conserve working capital or raise additional capital to fund operations.  The Company’s current operating plan includes opening no additional new stores in 2006.

In recognition of the need to raise additional cash to fund its growth in 2007 and beyond, the Company has been exploring financing alternatives.  In February 2006, the Company executed a non-binding term sheet to enter discussions and negotiations with an institutional accredited investor regarding a proposed financing that would raise approximately $2.5 million through a combination of subordinated debt and warrants.  In the event that the Company is unable to reach a definitive agreement with this third party on terms that are acceptable to it, the Company expects to continue to explore other financing alternatives.  There can be no assurance, that, should the Company seek or require additional financing, such financing will be available, if at all, on terms and conditions acceptable to it, in which case the Company would reconsider its current growth goals for 2007 and beyond.

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

The Company uses controlled disbursement banking arrangements as part of its cash management program.  Outstanding checks, which were included in accounts payable, totaled $627,269 at December 31, 2005 and $950,156 at December 25, 2004.  The Company had sufficient funds available to fund the outstanding checks when they were presented for payment.

Restricted cash represents money deposited in blocked accounts established for the benefit of and under the control of Wells Fargo Retail Finance II, LLC, the Company’s lender under its line of credit, and constitutes collateral for amounts outstanding under the Company’s line of credit.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments.  The fair value of borrowings under its line of credit approximates carrying value because the debt bears interest at a variable market rate.  The fair value of the capital lease obligations approximates the carrying value.

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

Advertising

Advertising costs are expensed upon first showing.  Advertising costs amounted to $3,439,403, $3,174,446, and $2,706,596 for the years ended December 31, 2005, December 25, 2004 and December 27, 2003, respectively.

Deferred Rent

Certain operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreements using the straight-line method, and are included in other liabilities in the accompanying consolidated balance sheet.  Deferred rent was $669,003 at December 31, 2005 and $471,759 at December 25, 2004.

Net Income (Loss) per Share

Net income (loss) per basic share is computed by dividing net income by the weighted-average number of common shares outstanding plus the common share equivalents of Series B-F preferred stock.  The common share equivalents of Series B-F are included in the calculation of net income (loss) per basic share in accordance with EITF Topic D-95, Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share, since the preferred stockholders are entitled to participate in dividends when and if declared by the Board of Directors.  For the periods with net losses, the Company excludes those common share equivalents since their impact would be anti-dilutive.

Net income (loss) per diluted share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, plus the common share equivalents of Series A-F preferred stock, plus the common share equivalents of the “in the money” stock options and warrants as computed by the treasury method.  For the periods with net losses, the Company excludes those common share equivalents since their impact would be anti-dilutive.

The following table sets forth the computation of net income (loss) per basic and diluted share available to common stockholders:

	2005	2004	2003
Net income (loss)	$(267,676)	$991,193	$750,957

Net income (loss) per share
Basic	$(0.01)	$0.03	$0.02
Diluted	$(0.01)	$0.02	$0.02

Weighted-average shares outstanding:
Common shares	22,186,581	21,364,673	17,652,805
Common share equivalents of Series B-F convertible preferred stock	—	16,284,727	19,030,337
Basic weighted-average shares outstanding	22,186,581	37,649,400	36,683,142

Common share equivalents of Series A convertible preferred stock	—	48,077	1,000,000
Common share equivalents of “in the money” stock options	—	3,819,559	1,185,342
Common share equivalents of “in the money” warrants	—	—	—
Diluted weighted-average shares outstanding	22,186,581	41,517,036	38,868,484

The common share equivalents of “out of the money” stock options and warrants which were excluded from the computation of net income (loss) per diluted share available to common stockholders were 10,340,841 and 528,210 in 2005, respectively and 3,309,630 and 13,011,215 in 2004, respectively.

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

The Company has computed the value of options using the Black-Scholes option pricing model prescribed by SFAS No. 123.  The weighted-average fair value of the options granted was $0.43 per share in 2005, $0.73 per share in 2004 and $0.38 per share during 2003, using the Black-Scholes option-pricing model with the following assumptions:  no dividend yield, volatility of 109% to 116% in 2005, 116% to 119% in 2004 and 119% to 125% in 2003, a risk-free interest rate of 3.69% to 4.16% in 2005, 2.71% to 4.00% in 2004 and 2.13% to 3.51% in 2003, and an expected life of five years from date of the grant.  Had compensation cost for the Company’s stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been the following pro forma amounts:

	2005	2004	2003
Net income (loss):
Reported	$(267,676)	$991,193	$750,957
Stock option compensation expense	(1,033,342)	(668,223)	(480,268)
Pro forma	$(1,301,018)	$322,970	$270,689

Net income (loss) per basic share:
Reported	$(0.01)	$0.03	$0.02
Pro forma	$(0.06)	$0.01	$0.01

Net income (loss) per diluted share:
Reported	$(0.01)	$0.02	$0.02
Pro forma	$(0.06)	$0.01	$0.01

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

Accounting for the Impairment of Long-Lived Assets

The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in fiscal 2002, which requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell.  The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated results of operations.  As of December 31, 2005, the Company does not believe that any of its assets are impaired.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.  Statement
123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  The Company was required to adopt Statement 123(R) on January 1, 2006.  Early adoption was permitted in periods in which financial statements had not yet been issued.

In response to FAS No. 123R, on September 21, 2005, the Company’s Board of Directors approved an acceleration of the vesting of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers with exercise prices equal to or greater than $0.69 per share.  As a result, options to purchase approximately 1.0 million shares of the Company’s common stock became exercisable immediately.  Based upon the Company’s closing stock price of $0.46 on September 21, 2005, none of these options had economic value on the date of acceleration.

In making the decision to accelerate these options, the Company’s Board of Directors considered the interest of the stockholders as this acceleration will reduce the company’s reported compensation expense in future periods following the effectiveness of FAS No. 123R. The future stock option expense that was eliminated was approximately $508,000 on a pre-tax basis and is reflected in the pro forma footnote disclosure for the year ended December 31, 2005.

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

The Company adopted Statement 123(R) on January 1, 2006 and will use the modified prospective method.

As permitted by Statement 123, as of December 31, 2005 the Company accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position.  The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss and net loss per share discussed above.

In February 2005, the Chief Accountant of the SEC issued a letter clarifying his staff’s interpretation of certain accounting issues and their application under generally accepted accounting principles (“GAAP”) relating to operating leases.  In summary, their interpretation is that (1) leasehold improvements should be amortized by the lessee over the shorter of their economic lives or the lease term, which could include lease renewal terms when the renewals are “reasonably assured,” (2) free or reduced rents should be recognized by the lessee on a straight-line basis over the lease term (including any free or reduced rent period) and (3) the statement of cash flows should reflect cash received from the lessor that is accounted for as a lease incentive within operating activities and the acquisition of leasehold improvements for cash within investing activities.  These positions are based upon existing accounting literature.  The Company believes that its present accounting policies are consistent with the positions described by the Chief Accountant and his staff in this letter.  The Company’s policy is to amortize leasehold improvements for 10 years or the life of the lease, whichever period is shorter.  The Company’s policy is to amortize free or reduced rent on a straight-line basis over the lease term (including any free or reduced rent periods).  The Company generally does not enter into agreements that involve receiving cash from lessors/landlords.

Reclassifications

Certain reclassifications have been made to prior year’s amounts to conform to the current year presentation.

3.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	Dec 31, 2005	Dec 25, 2004
Leasehold improvements	$2,416,015	$2,017,339
Furniture and fixtures	2,467,501	1,798,389
Equipment under capital leases	1,454,129	1,321,160
Computer hardware and software	1,224,564	728,946
Equipment	546,920	446,680

Property and equipment	8,109,129	6,312,514
Less accumulated depreciation	(2,922,030)	(1,828,809)

Property and equipment, net	$5,187,099	$4,483,705

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

The original cost of assets under capital leases at December 31, 2005 and December 25, 2004 was $1,454,129 and $1,321,161, respectively. The accumulated depreciation of assets under capital leases at December 31, 2005 and December 25, 2004 was $411,630 and $132,631, respectively.  The amortization related to those assets under capital lease is included in depreciation expense.

At December 31, 2005 the minimum rental commitments under all non-cancelable capital and operating leases with initial or remaining terms of more than one year were as follows:

Year	Capital	Operating
2006	$539,532	$8,176,327
2007	361,470	7,255,315
2008	37,636	6,018,665
2009	7,295	5,892,121
2010	—	5,031,483
Thereafter	—	14,824,929
Total future minimum lease payments	945,934	$47,198,840

Less amount representing interest	76,581

Present value of minimum lease payments	869,353
Less current portion of obligation under capital leases	442,358

Long-term obligation under capital leases	$426,995

The Company’s rental expense under operating leases amounted to $7,710,542 in 2005, $6,492,212 in 2004 and $5,295,696 in 2003.  Included in these amounts are contingent rentals totaling $25,482 in 2005, $39,949 in 2004 and $32,958 in 2003.

5.  INCOME TAXES:

A reconciliation of the effective rate with the federal statutory rate is as follows:

	2005	2004	2003
Federal statutory rate	-34.0%	34.0%	34.0%
State income taxes, net of federal benefit	0.0%	5.1%	5.2%
Permanent differences	4.8%	1.7%	1.1%
Change in valuation allowance	0.0%	-31.2%	-28.8%
State losses not benefited	29.2%	-31.2%	-28.8%
Effective tax rate	0.0%	9.6%	11.5%

Deferred tax assets consist of the following:

	2005	2004
Net operating loss carryforwards	$8,162,000	$8,732,000
Inventory reserves	436,000	`
Deferred rent	266,000	186,000
Accrued vacation	101,000	103,000
Other	4,000	91,000
Excess book over tax depreciation and amortization	(23,000)	60,000
	8,946,000	9,675,000
Less valuation allowance	(8,946,000)	(9,675,000)
Net deferred tax asset	$—	$—

The Company has recorded a valuation allowance against its deferred tax assets because of the uncertainty regarding the realizability of these assets against future taxable income.

The Company used approximately $0 and $900,000 of net operating loss carryforwards in 2005 and 2004, respectively.

As of December 31, 2005, the Company has estimated net operating loss carryforwards of approximately $23.7 million, which begin to expire in 2018.  In accordance with Section 382 of the Internal Revenue Code, the use of some of these carryforwards will be subject to annual limitations based upon ownership changes of the Company’s stock which may have occurred or that may occur.

The Company made cash payments for state income taxes of $73,005 in 2005, $157,952 in 2004 and $77,279 in 2003.  The Company made cash payments for federal income taxes of $0 in 2005, $35,000 in 2004 and $0 in 2003.

6.  CONTRACTUAL ARRANGEMENTS:

License Arrangement

On July 8, 1999, the Company entered into a product fulfillment agreement with Taymark, a direct marketer of party supplies, to utilize the direct marketer’s inventory and fulfillment services to deliver merchandise ordered on the Company’s website, or directly through a toll-free telephone number, to consumers.

On July 8, 2003 the Company signed a new agreement with Taymark to license the iParty.com name to Taymark, which now operates the website at www.iparty.com.  In return, Taymark pays the Company a 15% royalty on all net sales realized through its operation of www.iparty.com.  The term of this agreement is for a period of two (2) years, unless sooner terminated.  If this agreement is not terminated, it shall be automatically renewed for successive one-year periods.  On July 8, 2005, the Company entered into a one-year renewal period.

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

7.  RELATED PARTY TRANSACTIONS:

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

On June 8, 2005, the Company’s Board of Directors approved the payment of $10,000 to Frank Haydu for serving as the Chairman of the Company’s Audit Committee for a one-year period until the next Annual Shareholder meeting.  As of December 31, 2005, approximately $5,000 had been earned and paid.  Also on June 8, 2005, the Company’s Board of Directors approved the payment of up to $60,000 to Joseph Vassalluzzo, a Director of the Company, for services as a part-time consultant for a one-year period.  As of December 31, 2005, fees for approximately $30,000 had been earned, but not paid.

8.  LINE OF CREDIT:

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

The amended agreement includes a financial covenant requiring the Company to maintain a minimum availability under the line of 5% of the credit limit.  At the current credit limit of $12,500,000, the minimum availability is $625,000.  The amended agreement also has a covenant that requires the Company to limit its capital expenditures to within 110% of those amounts included in its business plan, which may be updated from time to time. At December 31, 2005, the Company was in compliance with these financial covenants.  The line generally prohibits the payment of any dividends or other distributions to any of the Company’s classes of capital stock.

On April 27, 2005, the Company amended its agreement to allow for a “special subline” that would increase its borrowing base by $500,000.  Upon activation of the “special subline”, the interest rate on the line of credit would have been the bank’s base rate plus 75 basis points through the “special subline” termination date.  The Company did not activate the “special subline” and it terminated on November 1, 2005.

On September 12, 2005, the Company increased its line of credit to $12,500,000 to help finance its present operations and current year new store expansion plans.

The amounts outstanding under the line as of December 31, 2005 and December 25, 2004 were $6,635,874 and $5,257,690, respectively.  The interest rate on these borrowings was 7.75% at December 31, 2005 and 5.75% at December 25, 2004.  The outstanding balances under the line are classified as current liabilities in the accompanying consolidated balance sheets since the Company is required to apply daily lock box receipts to reduce the amount outstanding.  At December 31, 2005, the Company had approximately $386,681 of additional availability under the line.  In the third quarter of fiscal 2004, the Company established a letter of credit for $356,000 with Wells Fargo Bank, N.A. associated with the leasing of its new point-of-sale system.  This $356,000 letter of credit was outstanding at December 31, 2005.

The Company made cash payments for interest of $501,826 in 2005, $208,631 in 2004 and $215,847 in 2003.

On January 17, 2006, the Company amended its agreement to allow for a $500,000 term loan which increases its borrowing base, but does not increase the $12.5 million credit limit.  The Company borrowed the full $500,000 on that date.  The interest rate on the term loan is the bank’s base rate plus 125 basis points.  During the time in which the term loan remains outstanding, the interest rate on the line of credit is the bank’s base rate plus 75 basis points.  The term loan is currently outstanding and is due and payable in full on October 31, 2006.  The amendment also waived a default as a consequence of the fact that the principal balance of the line of credit exceeded availability on January 12, 2006.  As of March 30, 2006, the Company was in compliance with the covenants under the line of credit.

9.  PREFERRED STOCK:

The following table summarizes the changes in the number of shares of convertible preferred stock during the past two years.

	Shares Issued and Outstanding as of 12/31/05	Conversions to Common Stock	Shares Issued and Outstanding as of 12/25/04	Conversions to Common Stock	Shares Issued and Outstanding as of 12/27/03
Series A convertible preferred stock	—	—	—	(1,000,000)	1,000,000
Series B convertible preferred stock	474,402	(33,058)	507,460	(103,620)	611,080
Series C convertible preferred stock	100,000	—	100,000	—	100,000
Series D convertible preferred stock	250,000	—	250,000	—	250,000
Series E convertible preferred stock	296,667	—	296,667	(92,772)	389,439
Series F convertible preferred stock	114,286	—	114,286	—	114,286
Total	1,235,355	(33,058)	1,268,413	(1,196,392)	2,464,805

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

Series B Convertible Preferred Stock

The shares of Series B convertible preferred stock are immediately convertible into 6,105,559 shares of common stock on a 1.000 to 12.870 ratio at December 31, 2005, and carry an aggregate liquidation value of $9,488,039 ($1.55 per common share issuable upon conversion) at December 31, 2005.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Certificate of Incorporation as amended at a price below the conversion price.  The Series B convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the Company consummates a secondary public offering resulting in gross proceeds to the Company of at least $10,000,000.

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

Series C Convertible Preferred Stock

The shares of Series C convertible preferred stock are immediately convertible into 1,310,600 shares of common stock on a 1.000 to 13.106 ratio at December 31, 2005, and carry an aggregate liquidation value of $2,000,000 ($1.53 per common share issuable upon conversion) at December 31, 2005.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Preferred Stock Charter at a price below the conversion price.  The Series C convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the

Company consummates a secondary public offering resulting in gross proceeds to the Company of at least $10,000,000.

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

Series D Convertible Preferred Stock

The shares of Series D convertible preferred stock are immediately convertible into 3,513,750 shares of common stock on a 1.000 to 14.055 ratio at December 31, 2005, and carry an aggregate liquidation value of $5,000,000 ($1.42 per common share issuable upon conversion) at December 31, 2005.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Preferred Stock Charter at a price below the conversion price.  The Series D convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the Company consummates a secondary public offering resulting in gross proceeds to the Company of at least $10,000,000.

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

Series E Convertible Preferred Stock

The shares of Series E convertible preferred stock are immediately convertible into 3,073,168 shares of common stock on a 1.000 to 10.359 ratio at December 31, 2005, and carry an aggregate liquidation value of $1,112,500 ($0.36 per common share issuable upon conversion) at December 31, 2005.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Preferred Stock Charter at a price below the conversion price.  The Series E convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the average closing bid price of the common stock equals or exceeds $10.00 per share for 20 days within any 30-day period.

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

Series F Convertible Preferred Stock

The shares of Series F convertible preferred stock are immediately convertible into 1,184,803 shares of common stock on a 1.000 to 10.367 ratio at December 31, 2005, and carry an aggregate liquidation value of $500,000 ($0.42 per common share issuable upon conversion) at December 31, 2005.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Preferred Stock Charter at a price below the conversion price.  The Series F convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the average closing bid price of the common stock equals or exceeds $10.00 per share for 20 days within any 30-day period.

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

Accretion of Dividends in the Event of Liquidation

The carrying values of Series B-F convertible preferred stock have been determined based on their fair market values at the original dates of issuance.  In certain cases, warrants were issued, which the Company allocated value to and included in additional paid in capital.  Should such a liquidation event occur, the difference between the carrying value of the convertible preferred stock and their liquidation value will be accreted.  This amount was $4,284,438 on December 31, 2005.

10.  WARRANTS:

At December 31, 2005, there were 528,210 warrants outstanding for shares of the Company’s common stock.  These warrants were issued in connection with certain preferred stock financings.

On August 26, 2005, a total of 5,723,512 warrants issued in connection with the issuance of Series B and Series C convertible preferred stock which were exercisable for 9,157,619 shares of common stock expired without being exercised.  On September 10, 2005, a total of 929,929 warrants issued in connection with the issuance of Series B and Series C convertible preferred stock which were exercisable for 1,487,886 shares of common stock expired without being exercised.   On December 20, 2005, a total of 1,250,000 warrants issued in connection with the issuance of Series D convertible preferred stock which were exercisable for 1,837,500 shares of common stock expired without being exercised.

The following table summarizes the Company’s outstanding warrants at December 31, 2005:

Number of Warrants	Total Common Shares Issuable	Exercise Price per Common Share Issuable	Expiration Date
146,341	146,341	$5.13	04/16/09
121,212	121,212	4.13	05/13/09
44,444	44,444	2.81	06/15/09
47,619	47,619	2.63	06/22/09
40,816	40,816	3.06	07/15/09
44,444	44,444	2.81	07/22/09
83,334	83,334	3.00	08/15/09
528,210	528,210	$3.79

11.  STOCK OPTION PLAN:

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

In response to FAS No. 123R, on September 21, 2005, the Board of Directors approved an acceleration of the vesting of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers with exercise prices equal to or greater than $0.69 per share.  As a result, options to purchase approximately 1.0 million shares of the Company’s common stock became exercisable immediately.  Based upon the closing stock price of $0.45 on September 21, 2005, none of these options had any intrinsic value on the date of acceleration.

In making the decision to accelerate these options, the Board of Directors considered the interest of the stockholders as the acceleration will reduce the reported compensation expense in future periods following the effectiveness of FAS No. 123R.

A summary of the Company’s stock options is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Price Range
Outstanding - December 28, 2002	8,243,184	$1.01	$0.11	-	$5.38
Granted	455,555	0.45	0.15	-	1.06
Expired/Forfeited	(170,021)	0.29	0.15	-	0.44
Exercised	(11,000)	0.16	0.16	-	0.16

Outstanding - December 27, 2003	8,517,718	0.99	0.11	-	5.38
Granted	1,801,300	0.89	0.69	-	1.33
Expired/Forfeited	(286,096)	1.50	0.11	-	4.00
Exercised	(17,795)	0.39	0.20	-	0.50

Outstanding - December 25, 2004	10,015,127	0.96	0.13	-	5.38
Granted	495,578	0.54	0.45	-	0.70
Expired/Forfeited	(151,490)	0.45	0.18	-	1.33
Exercised	(18,374)	0.20	0.18	-	0.20

Outstanding - December 31, 2005	10,340,841	0.95	0.13	-	5.38

Exercisable - December 31, 2005	10,162,854	$0.96	$0.13	-	$5.38

Available for grant - December 31, 2005	267,615

The following table summarizes information for options outstanding and exercisable at December 31, 2005:

Price Range			Outstanding			Exercisable
			Number of Stock Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
$0.11	-	$0.20	170,366	5.4	$0.18	161,566	$0.18
0.21	-	0.30	3,817,532	5.2	0.25	3,798,162	0.25
0.31	-	0.50	1,120,295	6.2	0.36	1,028,539	0.37
0.51	-	1.00	3,262,518	7.2	0.77	3,204,457	0.77
1.01	-	3.50	980,130	3.6	2.18	980,130	2.18
3.51	-	5.38	990,000	3.4	3.82	990,000	3.82
Total			10,340,841	5.6	$0.95	10,162,854	$0.96

The Company has reserved 26,056,931 shares of common stock for issuance in connection with the conversion of convertible preferred stock (15,157,880 shares), the exercise of warrants (528,210 shares) and the exercise of stock options (10,340,841 shares).

12.  STOCKHOLDER RIGHTS PLAN:

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

13.  PROFIT SHARING 401(k) PLAN:

The iParty 401(k) Plan is a qualified profit sharing plan covering substantially all of its employees.  Contributions to this plan are at the discretion of the Board of Directors.  The Company’s expense, including matching contributions and any discretionary amounts was $113,127 in 2005, $111,799 in 2004 and $95,405 in 2003.

14.  SEGMENT REPORTING:

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders.  The Company reports one operating segment as revenues from the other segment are not material.

15.  QUARTERLY FINANCIAL DATA (UNAUDITED):

QUARTERLY FINANCIAL DATA

	Mar 26, 2005	Jun 25, 2005	Sep 24, 2005	Dec 31, 2005(4)
Revenues	$13,159,763	$16,517,522	$14,839,051	$28,021,662
Cost of products sold (1),(2)	8,113,575	9,479,347	8,983,536	14,818,735
Operating income (loss)	(1,590,609)	227,553	(2,201,072)	3,828,300
Net income (loss)	(1,692,785)	98,149	(2,352,032)	3,678,992

Net income (loss) per share
Basic	$(0.08)	$0.00	$(0.11)	$0.10
Diluted	$(0.08)	$0.00	$(0.11)	$0.09

Weighted-average shares outstanding:
Basic	22,107,567	37,706,143	22,147,063	37,724,517
Diluted	22,107,567	39,937,184	22,147,063	39,337,114

	Mar 27, 2004	Jun 26, 2004	Sep 25, 2004	Dec 25, 2004
Revenues	$12,036,066	$15,360,388	$13,157,546	$23,722,225
Cost of products sold (1),(3)	6,973,329	8,482,813	7,849,135	12,521,543
Operating income (loss)	(810,759)	494,417	(1,477,668)	2,731,423
Net income (loss)	(838,005)	805,852	(1,526,977)	2,550,323

Net income (loss) per share
Basic	$(0.04)	$0.02	$(0.07)	$0.07
Diluted	$(0.04)	$0.02	$(0.07)	$0.06

Weighted-average shares outstanding:
Basic	20,227,671	37,698,128	22,019,408	37,701,585
Diluted	20,227,671	41,914,275	22,019,408	41,119,932

(1)  Cost of products sold consists of the cost of merchandise sold to customers and the occupancy costs for stores.

(2)  The fourth quarter of 2005 included an estimated reduction of $175,884 to the cost of products sold during the previous three quarters due to the completion of physical inventories, for which shortage had been estimated during the year.

(3)  The fourth quarter of 2004 included an estimated reduction of $149,316 to the cost of products sold during the previous three quarters due to the completion of physical inventories, for which shortage had been estimated during the year.

(4)  The fourth quarter of 2005 consisted of 14 weeks compared to 13 weeks for the fourth quarter of 2004.

EXHIBIT INDEX

EXHIBIT NUMBER			DESCRIPTION
3.1	(1)		Restated Certificate of Incorporation of WSI Acquisition Corp. and Certificate of Merger by iParty Corp. into WSI Acquisition Corp.
3.2	(1)		Certificate of Designation of Series A Preferred Stock of WSI Acquisitions, Corp.
3.3	(2)		Certificate of Designation of Series B Preferred Stock of iParty Corp.
3.4	(2)		Certificate of Designation of Series C Preferred Stock of iParty Corp.
3.5	(4)		Certificate of Designation of Series D Preferred Stock of iParty Corp.
3.6	(5)		Certificate of Designation of Series E Preferred Stock of iParty Corp.
3.7	(10)		Certificate of Correction to Certificate of Designation of Series E Preferred Stock of iParty Corp.
3.8	(6)		Certificate of Designation of Series F Preferred Stock of iParty Corp.
3.9	(8)		Certificate of Designation of Series G Junior Preferred Stock of iParty Corp.
3.10	(1)		By-Laws of WSI Acquisition Corp., as amended.
10.1	(1)		Agreement and Plan of Merger between iParty Corp. and WSI Acquisitions Corp.
10.2	(1)	##	1998 Incentive and Non-Qualified Stock Option Plan.
10.3	(10)	##	Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan.
10.4	**	##	Form of Non-qualified Stock Option Agreement.
10.5	**	##	Form of Incentive Stock Option Agreement.
10.6	(16)	##	Form of Stock Option Agreement granted to Messrs. DeWolf, Haydu, Schindler, and Vassalluzzo.
10.7	(14)	##	Amended and Restated Employment Agreement between iParty Corp. and Sal Perisano, dated May 14, 2004.
10.8	(14)	##	Amended and Restated Employment Agreement between iParty Corp. and Patrick Farrell, dated May 14, 2004.
10.9	(14)	##	Amended and Restated Employment Agreement between iParty Corp. and Dorice Dionne, dated May 14, 2004.
10.10	(16)	##	Compensation Arrangements with Messrs. DeWolf, Haydu, Schindler, and Vassalluzzo.
10.11	(16)	##	Written Summary of One-Year Part-time Consulting Arrangement with Joseph Vassalluzzo.
10.12	(11)		Web Site License Agreement between iParty Corp. and Taymark, Inc.
10.13	(7)		Rights Agreement between iParty Corp. and Continental Stock Transfer & Trust, as Rights Agent.
10.14	(10)		Loan and Security Agreement between iParty Retail Stores Corp. and Paragon Capital LLC.
10.15	(9)		First Amendment to Loan and Security Agreement by and among iParty Corp., iParty Retail Stores Corp. and Wells Fargo Retail Finance, LLC.
10.16	(12)		Second Amendment to Loan and Security Agreement by and among iParty Corp., iParty Retail Stores Corp. and Wells Fargo Retail Finance II, LLC.
10.17	(13)		Third Amendment to Loan and Security Agreement by and among iParty Corp., iParty Retail Stores Corp. and Wells Fargo Retail Finance II, LLC.
10.18	(15)		Fourth Amendment to Loan and Security Agreement by and among iParty Corp., iParty Retail Stores Corp. and Wells Fargo Retail Finance II, LLC.
10.19	(10)		Trademark Security Agreement between iParty Retail Stores Corp. and Paragon Capital LLC.
10.20	(10)		Trademark Security Agreement between iParty Corp. and Wells Fargo Retail Finance, LLC.
10.21	(5)		Stock Purchase Agreement by and among iParty Corp., Ajmal Khan and Robert Lessin.
10.22	(6)		Stock Purchase Agreement between iParty Corp. and Patriot Capital Ltd.
10.23	(3)		Funding Agreement among iParty Corp., Robert Lessin and Ajmal Khan.
21.1	**		Subsidiaries of Registrant.
23.1	**		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	**		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.
31.2	**		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.
32.1	**		Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.
32.2	**		Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

**                      Filed herewith.

##                      Management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to iParty’s Registration Statement on Form 10-SB, Registration No. 0-25507, as filed with the SEC on March 8, 1999 and incorporated herein by reference.
(2)	Filed as an exhibit to Amendment No. 2 to iParty’s Registration Statement on Form 10-SB, Registration No. 0-25507, as filed with the SEC on October 19, 1999 and incorporated herein by reference.
(3)	Filed as an exhibit to Amendment No. 1 to iParty’s Registration Statement on Form 10-SB, Registration No. 0-25507, as filed with the SEC on July 12, 1999 and incorporated herein by reference.
(4)	Filed as an exhibit to iParty’s Annual Report on Form 10-KSB for the year ended December 31, 1999, as filed with the SEC on April 14, 2000 and incorporated herein by reference.
(5)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on August 30, 2000 and incorporated herein by reference.
(6)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on September 15, 2000 and incorporated herein by reference.
(7)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on November 16, 2001 and incorporated herein by reference.
(8)	Included as an exhibit (Exhibit C) to Exhibit 99.2 to iParty’s Current Report on Form 8-K, filed with the SEC on November 16, 2001 and incorporated herein by reference.
(9)	Filed as an exhibit to iParty’s Quarterly Report on Form 10-QSB for the quarterly period ended June 29, 2002, as filed with the SEC on August 13, 2002 and incorporated herein by reference.
(10)	Filed as an exhibit to iParty’s Annual Report on Form 10-KSB for the year ended December 28, 2002, filed with the SEC on March 28, 2003 and incorporated herein by reference.
(11)	Filed as an exhibit to iParty’s Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2003 and incorporated herein by reference.
(12)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on January 29, 2004 and incorporated herein by reference.
(13)	Filed as an exhibit to iParty’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2005 and incorporated herein by reference.
(14)	Filed as an exhibit to iParty’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2004 and incorporated herein by reference.
(15)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on January 19, 2006 and incorporated herein by reference.
(16)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on March 30, 2006 and incorporated herein by reference.