Form 10-Q
period 2006-04-01
IPARTY CORP
filed 2006-05-11
CIK 1078383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2006

OR

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to _______________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).
Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☑

As of May 8, 2006 there were 22,547,487 shares of common stock, $.001 par value, outstanding.

iPARTY CORP.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

iPARTY CORP.
CONSOLIDATED BALANCE SHEETS

	Apr 1, 2006	Dec 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,394,995	$699,194
Restricted cash	362,069	651,617
Accounts receivable	578,769	1,246,545
Inventory, net	13,489,104	13,251,307
Prepaid expenses and other assets	1,469,459	548,114
Total current assets	17,294,396	16,396,777
Property and equipment, net	4,987,880	5,187,099
Other assets	140,450	133,200
Total assets	$22,422,726	$21,717,076

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,109,467	$4,695,094
Accrued expenses	2,132,686	2,532,238
Current portion of capital lease obligations	459,007	442,358
Borrowings under line of credit	7,530,809	6,635,874
Total current liabilities	17,231,969	14,305,564

Long-term liabilities:
Capital lease obligations, net of current portion	296,202	426,995
Other liabilities	728,538	669,003
Total long-term liabilities	1,024,740	1,095,998

Commitments and contingencies

Stockholders' equity:
Convertible preferred stock - $.001 par value; 10,000,000 shares authorized,
Series B convertible preferred stock - 1,150,000 shares authorized; 473,901 and 474,402 shares issued and outstanding at April 1, 2006 and Dec 31, 2005, respectively
(aggregate liquidation value of $9,478,024 at April 1, 2006)	7,051,650	7,059,101
Series C convertible preferred stock - 100,000 shares authorized, issued and outstanding
(aggregate liquidation value of $2,000,000 at April 1, 2006)	1,492,000	1,492,000
Series D convertible preferred stock - 250,000 shares authorized, issued and outstanding
(aggregate liquidation value of $5,000,000 at April 1, 2006)	3,652,500	3,652,500
Series E convertible preferred stock - 296,667 shares authorized, issued and outstanding
(aggregate liquidation value of $1,112,500 at April 1, 2006)	1,112,500	1,112,500
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding
(aggregate liquidation value of $500,000 at April 1, 2006)	500,000	500,000
Total convertible preferred stock	13,808,650	13,816,101

Common stock - $.001 par value; 150,000,000 shares authorized; 22,547,487 and 22,536,637
shares issued and outstanding at April 1, 2006 and Dec 31, 2005, respectivley	22,547	22,537

Additional paid-in capital	50,987,957	50,971,656
Accumulated deficit	(60,653,137)	(58,494,780)
Total stockholders' equity	4,166,017	6,315,514

Total liabilities and stockholders' equity	$22,422,726	$21,717,076

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	Apr 1, 2006	Mar 26, 2005
Revenues	$13,545,799	$13,159,763
Operating costs:
Cost of products sold and occupancy costs	8,498,254	8,165,569
Marketing and sales	5,355,098	4,835,847
General and administrative	1,693,276	1,800,950

Operating loss	(2,000,829)	(1,642,603)

Interest income	256	172
Interest expense	(157,784)	(102,348)

Loss before income taxes	(2,158,357)	(1,744,779)

Income taxes	—	—

Net loss	$(2,158,357)	$(1,744,779)

Loss per share:
Basic and diluted	$(0.10)	$(0.08)

Weighted-average shares outstanding:
Basic and diluted	22,544,257	22,107,567

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	Apr 1, 2006	Mar 26, 2005
Operating activities:

Net loss	$(2,158,357)	$(1,744,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	292,570	233,151
Deferred rent	59,535	42,448
Non-cash stock based compensation	7,690	—
Changes in operating assets and liabilities:
Accounts receivable	667,776	97,769
Inventory	(237,797)	(142,209)
Prepaid expenses and other assets	(854,256)	193,672
Accounts payable	2,414,373	695,864
Accrued expenses and other liabilities	(483,206)	(644,833)
Net cash used in operating activities	(291,672)	(1,268,917)

Investing activities:

Purchase of property and equipment	(93,351)	(348,350)
Net cash used in investing activities	(93,351)	(348,350)

Financing activities:

Net borrowings under line of credit	894,935	1,239,524
Increase (decrease) in restricted cash	289,548	(19,694)
Principal payments on capital lease obligations	(114,144)	(96,448)
Deferred financing costs	9,315	7,047
Proceeds from exercise of stock options	1,170	—
Net cash provided by financing activities	1,080,824	1,130,429

Net increase (decrease) in cash and cash equivalents	695,801	(486,838)

Cash and cash equivalents, beginning of period	699,194	1,757,157

Cash and cash equivalents, end of period	$1,394,995	$1,270,319

Supplemental disclosure of non-cash financing activities:

Conversion of Series B convertible preferred stock to common stock	$7,451	$26,040

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 1, 2006
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

The interim consolidated financial statements as of April 1, 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date. Operating results for the Company on a quarterly basis may not be indicative of the results for the entire year due, in part, to the seasonality of the party goods industry. Historically, higher revenues and operating income have been experienced in the second and fourth fiscal quarters. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2005.

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

Concentrations

The Company purchases its inventory from a diverse group of vendors. Three suppliers account for approximately 30% of the Company’s purchase of merchandise, but the Company does not believe that it is overly dependent upon any single source for its merchandise, often using more than one vendor for similar kinds of products.

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

The Company uses controlled disbursement banking arrangements as part of its cash management program. Outstanding checks, which were included in accounts payable, totaled $1,377,644 at April 1, 2006 and $627,269 at December 31, 2005. The Company had sufficient funds available to fund the outstanding checks when they were presented for payment.

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

The Company also makes adjustments to reduce the value of its inventory for an allowance for obsolete and excess inventory, which is based on its review of inventories on hand compared to estimated future sales. The activity in the allowance for obsolete and excess inventory is as follows:

	April 1, 2006	Dec 31, 2005
Beginning balance	$1,098,972	$1,296,855
Increases to reserve	75,000	300,000
Write-offs against reserve	—	(497,883)
Ending balance	$1,173,972	$1,098,972

Net Income (Loss) per Share

Net income (loss) per basic share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus the common share equivalents of Series B-F preferred stock. The common share equivalents of Series B-F are included in the calculation of net income (loss) per basic share in accordance with EITF Topic D-95, Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share, since the preferred stockholders are entitled to participate in dividends when and if declared by the Board of Directors. For the periods with net losses, the Company excludes those common share equivalents since their impact would be anti-dilutive.

Net income (loss) per diluted share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, plus the common share equivalents of Series B-F preferred stock, plus the common share equivalents of the “in the money” stock options and warrants as computed by the treasury method. For the periods with net losses, the Company excludes those common share equivalents since their impact would be anti-dilutive.

As of April 1, 2006, there were 25,993,297 potential additional common share equivalents outstanding, which were not included in the calculation of basic and diluted net loss per share because their effect would be anti-dilutive. These included 15,181,445 shares upon the conversion of immediately convertible preferred stock, 528,210 shares upon the exercise of warrants with a weighted average exercise price of $3.79 and 10,283,642 shares upon the exercise of stock options with a weighted average exercise price of $0.95.

Stock Option Compensation Expense

On January 1, 2006, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payments, using the modified prospective method. Under this method, stock based compensation expense is recognized for new grants beginning this fiscal year and any unvested grants prior to the adoption of Statement No. 123(R). Prior to fiscal 2006, the Company accounted for share-based payments to employees using the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and the disclosure-only provisions of Statement No. 123, Accounting for Stock-Based Compensation. Because the Company granted stock options to employees at exercise prices equal to fair market value on the date of grant, no stock based compensation cost was recognized for option grants in periods prior to fiscal 2006.

In response to Statement No. 123(R), on September 21, 2005, the Company’s Board of Directors approved an acceleration of the vesting of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers with exercise prices equal to or greater than $0.69 per share. Options held by non-employee directors were excluded from the vesting acceleration. As a result, options to purchase approximately 1.0 million shares of iParty stock became exercisable immediately. Based upon the Company’s closing stock price of $0.46 on September 21, 2005, none of these options had economic value on the date of acceleration.

In making the decision to accelerate these options, the Company’s Board of Directors considered the interest of the stockholders as it will reduce the Company’s reported stock based compensation expense in future periods following the effectiveness of Statement No. 123(R). The future stock based compensation expense that was eliminated was approximately $508,000 on a pre-tax basis and is reflected in the pro forma footnote disclosure for the year ended December 31, 2005.

Under Statement No. 123(R), the Company will continue to use the Black-Scholes option pricing model to determine the fair value of stock based compensation. The Black-Scholes model requires the Company to make several subjective assumptions, including the estimated length of time employees will retain their vested stock options before exercising them (“expected term”), and the estimated volatility of the Company’s common stock price over the expected term, which is based on historical volatility of the Company’s common stock over a time period equal to the expected term. The Black-Scholes model also requires a risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of the grant, and the dividend yield on the Company’s common stock, which is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future. Changes in these assumptions can materially affect the estimate of fair value of stock based compensation and consequently, the related expense recognized on the consolidated statement of operations. Under the modified prospective method, stock based compensation expense is recognized for new grants beginning this fiscal year and any unvested grants prior to the adoption of Statement No. 123(R). The Company recognizes stock based compensation expense on a straight-line basis over the employee’s vesting period.

The Company recognized stock based compensation expense of $7,690 and $0 in the first quarter of fiscal 2006 and 2005, respectively, which is included in general and administrative expense. The adoption of Statement 123R had no impact on cash flow from operations and cash flow from financing activities for the three months ended April 1, 2006.

The results for the three months ended March 26, 2005 have not been restated. If the stock based compensation expenses for the Company’s stock option plan had been determined based upon the fair value at the grant date for awards made prior to fiscal 2006 under the plan consistent with the methodology prescribed under Statement No. 123, the Company’s net loss and net loss per share would have been reduced to the following pro forma amounts:

Mar 26, 2005
Net loss:
Reported	$(1,744,779)
Deduct: Total stock based compensation expense determined under
fair value based method for all awards	(115,063)
Pro forma	$(1,859,842)

Net loss per share:
Reported
Basic and diluted:	$(0.08)
Pro forma
Basic and diluted:	$(0.08)

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

There were no options granted in the first quarter of fiscal 2006. The weighted-average fair value of the options granted during the first quarter of fiscal 2005 was $0.56 per share, using the following assumptions: no dividend yield, volatility of 115-116%, a risk-free interest rate of 3.69-4.16% and an expected life of five years from the date of the grant.

A summary of the Company's stock options is as follows:

						Weighted
	Number	Weighted				Average
	of	Average				Remaining	Aggregate
	Stock	Exercise	Price			Life	Intrinsic
	Options	Price	Range			(Years)	Value
Outstanding - December 31, 2005	10,340,841	$0.95	$0.13	—	$5.38
Granted	—	—	—	—	—
Expired/Forfeited	(52,784)	0.58	0.24	—	1.33
Exercised	(4,415)	0.25	0.20	—	0.33

Outstanding - April 1, 2006	10,283,642	0.95	0.13	—	5.38	5.4	$915,213

Exercisable - April 1, 2006	10,138,905	$0.96	$0.13	—	$5.38	5.4	$909,758

Available for grant - April 1, 2006	320,399

The aggregate intrinsic value of stock options exercised during the three months ended April 1, 2006 was approximately $700.

The following table summarizes information for options outstanding and exercisable at April 1, 2006:

			Outstanding			Exercisable
				Weighted
			Number	Average	Weighted	Number	Weighted
			of	Remaining	Average	of	Average
			Stock	Life	Exercise	Stock	Exercise
Price Range			Options	(Years)	Price	Options	Price
$0.11	—	$0.20	167,700	5.2	$0.18	160,666	$0.18
0.21	—	0.30	3,816,031	5.0	0.25	3,801,181	0.25
0.31	—	0.50	1,095,846	6.1	0.36	1,022,751	0.35
0.51	—	1.00	3,235,435	7.0	0.77	3,185,677	0.77
1.01	—	3.50	978,630	3.4	2.18	978,630	2.18
3.51	—	5.38	990,000	3.1	3.82	990,000	3.82
Total			10,283,642	5.4	$0.95	10,138,905	$0.96

The total fair value of shares vested during the three months ended April 1, 2006 was $2,323. The remaining unrecognized stock based compensation expense related to unvested awards at April 1, 2006, was $52,565 and the period of time over which this expense will be recognized is 3.5 years.

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

Accounting for the Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  The Company’s review considers store operating results, future sales growth and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and related Notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and related Notes and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Certain statements in this Quarterly Report on Form 10-Q, particularly statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Forward-looking statements included in this Quarterly Report on Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (“SEC”), reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements. Such future results are based upon our best estimates based upon current conditions and the most recent results of operations. Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this Quarterly Report on Form 10-Q. These include, but are not limited to, those described below under the heading “Factors That May Affect Future Results” and in Part II, Item 1A, “Risk Factors” as well as under Item 1A, “Risk Factors” of the Company’s most recently filed Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

We believe we are a leading brand in the party industry in the markets we serve and a leading resource in those markets for consumers seeking party goods, party planning advice and relevant information. We are a party goods retailer operating stores throughout New England, where 45 of our 50 retail stores are located. We also license the name “iparty.com” (at www.iparty.com) to a third party in exchange for royalties, which to date have not been significant.

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

The following table shows the number of stores in operation:

	For the three months ended
	Apr 1, 2006	Mar 26, 2005
Beginning of period	50	44
Openings	—	1
Closings	—	—
End of period	50	45

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

The following table shows a summary of our revenues and the increase in revenues from the prior year period:

	For the three months ended
	Apr 1, 2006	Mar 26, 2005
Revenues	$13,545,799	$13,159,763

Increase in revenues	2.9%	9.3%

Our business has a seasonal pattern. In the past three years, we have realized approximately 37.4% of our annual revenues in our fourth quarter, which includes Halloween and Christmas, and approximately 23.6% of our revenues in the second quarter, which includes school graduations. Also, during the past three years, we have had net income in our second and fourth quarters and generated losses in our first and third quarters. In fiscal 2005, the Easter holiday fell in the first quarter, as opposed to the second quarter in fiscal 2006.

Among our primary goals in 2006 are to increase our comparable store sales, increase our gross profit margin percentage and leverage our occupancy costs, marketing and sales expense and general and administrative expense as the 12 stores we opened over the past two years reach maturity. We do not currently plan to open any new stores in 2006.

Results of Operations

Fiscal year 2006 has 52 weeks and ends on December 30, 2006. Fiscal year 2005 had 53 weeks and ended on December 31, 2005.

The first quarter of fiscal year 2006 had 13 weeks and ended on April 1, 2006. The first quarter of fiscal year 2005 had 13 weeks and ended on March 26, 2005.

Three Months Ended April 1, 2006 Compared to Three Months Ended March 26, 2005

Revenues

Our consolidated revenues for the first quarter of fiscal 2006 were $13,545,799, an increase of $386,036, or 2.9% from the first quarter of the prior fiscal year. Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.

Sales for the first quarter of fiscal 2006 included sales from 44 comparable stores (defined as stores open for at least one full year), sales from five new stores that opened subsequent to the first quarter of 2005, and sales from one new store that opened in the first quarter of 2005 and which was not included in comparable store sales for the first quarter 2006 until it had been open for one full year. Comparable store sales for the quarter decreased by 1.4%, mostly because Easter fell in the second quarter of 2006 as opposed to the first quarter in 2005. Comparable stores sales were also negatively affected by lower sales of Super Bowl party items and New England Patriot related merchandise due to the early elimination of the Patriots in the NFL playoffs this year, as opposed to 2005 when the New England Patriots won the Super Bowl.

Cost of goods sold and occupancy costs

Our cost of goods sold and occupancy costs for the first quarter of fiscal 2006 was $8,498,254, or 62.7% of revenues, an increase of $332,685 and an increase of 0.7 percentage points, as a percentage of revenues, from the first quarter of the prior fiscal year. Cost of goods sold and occupancy costs consists of the cost of merchandise sold to customers and the occupancy costs for our stores.

As a percentage of revenues, the increase was primarily attributable to our new stores, which operate at a higher occupancy to sales ratio until they reach maturity.

Marketing and sales expense

Our consolidated marketing and sales expense for the first quarter of fiscal 2006 was $5,355,098, or 39.5% of revenues, an increase of $519,251 and an increase of 2.8 percentage points, as a percentage of revenues, from the first quarter of the prior fiscal year. Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.

As a percentage of revenues, the increase in marketing and sales expense was primarily attributable to our new stores, which operate at a higher store payroll expense to sales ratio until they reach maturity, increased utility rates, and higher depreciation expenses related to the acquisition of fixed assets for new stores.

General and administrative expense

Our consolidated general and administrative (“G&A”) expense for the first quarter of fiscal 2006 was $1,693,276, or 12.5% of revenues, a decrease of $107,674 and 1.2 percentage points, as a percentage of revenues, from the first quarter of the prior fiscal year. G&A expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.

The decrease in G&A expense is largely attributable to reductions in professional fees related to our compliance work for Section 404 of Sarbanes-Oxley Act, compared to the first quarter of fiscal 2005 and reductions in fees to support our point-of-sale system, compared to the first quarter of fiscal 2005.

Operating loss

Our operating loss for the first quarter of fiscal 2006 was $2,000,829, or 14.8% of revenues, compared to an operating loss of $1,642,603, or 12.5% of revenues for the first quarter of the prior fiscal year.

Interest expense

Our interest expense in the first quarter of fiscal 2006 was $157,784, an increase of $55,436 from the first quarter of the prior fiscal year. The increase in the first quarter of fiscal 2006 was due to an increase in interest rates and a higher average loan balance. Our average loan balance was approximately $6,332,321 during the first quarter of fiscal 2006 compared to $5,476,878 in the first quarter of fiscal 2005, which increased interest expense by approximately $18,929. The effective interest rate on our borrowings under our line of credit increased to 8.9% during the first quarter of fiscal 2006 compared to 5.4% in the first quarter of fiscal 2005, which increased interest expense by approximately $46,925. The interest rate in the first quarter is based on the bank’s base rate plus 75 basis points.

Income taxes

We have not provided for income taxes for the first quarter of fiscal 2006 or fiscal 2005 due to the uncertainty of future taxable income.

At the end of fiscal 2005 we had estimated net operating loss carryforwards of approximately $23.7 million, which begin to expire in 2018. In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards will be subject to annual limitations based upon certain ownership changes of our stock that have occurred or that may occur.

Net Loss

Our net loss in the first quarter of fiscal 2006 was $2,158,357, or $0.10 per basic and diluted share, compared to a net loss of $1,744,779, or $0.08 per basic and diluted share, in the first quarter of the prior fiscal year.

Liquidity and Capital Resources

Our operating activities used $291,672 in the first quarter of fiscal 2006 compared to $1,268,917 in the first quarter of the prior fiscal year, a decrease of $977,245. The decrease in cash used in operating activities was primarily due to an increase in cash provided by accounts payable. The increase in accounts payable was primarily due to extended payment terms related to the inventory purchased for the five new stores we opened in the third quarter of 2005 and a negotiated advance purchase of inventory from one of our suppliers in December 2005. These payables, totaling approximately $1.4 million, become due on June 1, 2006. The variance due to accounts payable was partially offset by a higher net loss in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 and an increase in prepaid expenses related to April store rents paid in late March 2006.

We used $93,351 in investing activities in the first quarter of fiscal 2006 compared to $348,350 in the first quarter of the prior fiscal year. The cash invested in the first quarter of fiscal 2006 was primarily for fixed assets associated with existing store improvements and computer replacements. The cash invested in the first quarter of fiscal 2005 was primarily for fixed assets associated with a new store opened in that period and point-of-sale system enhancements.

We provided $1,080,824 by financing activities in the first quarter of fiscal 2006 compared to $1,130,429 in the first quarter of the prior fiscal year, a decrease of $49,605. We increased our borrowings under our line of credit by $894,935 in the first quarter of fiscal 2006 (to $7.5 million) compared to an increase of $1,239,524 in the first quarter of fiscal 2005 (to $6.6 million). The borrowings under our line of credit in the first quarter of fiscal 2006 was higher than the first quarter of fiscal 2005 primarily due to capital expenditures related to new store openings, enhancements to our point-of-sale system, and to support our net loss.

At April 1, 2006 we had a line of credit (the “line”) with Wells Fargo Retail Finance II, LLC, which, as amended, has a maturity date of January 2, 2007, has a current credit limit of $12,500,000, and bears interest at the bank’s base rate plus 50 basis points. Our inventory and accounts receivable secure our line of credit. We borrow against these assets at agreed upon advance rates, which may vary at different times of the year.

Our inventory consists of party supplies which are valued at the lower of weighted-average cost or market and are reduced by an allowance for obsolete and excess inventory and other adjustments, including vendor rebates, discounts and freight costs. Our line of credit availability calculation allows us to borrow against “acceptable inventory at cost,” which takes our inventory at cost and reflects adjustments that our lender has approved which may be different than adjustments we use for valuing our inventory in our financial statements, such as the adjustment to reserve for inventory shortage. The amount of “acceptable inventory at cost” was $14,808,994 at April 1, 2006.

Our accounts receivable consists primarily of vendor rebate receivables and credit card receivables. Our line of credit availability calculation allows us to borrow against “eligible credit card receivables,” which are the credit card receivables for the previous three days of business. The amount of “eligible credit card receivables” was $207,521 at April 1, 2006.

The total borrowing base is then determined by adding the “acceptable inventory at cost” times an agreed upon advance rate plus the “eligible credit card receivables” times an agreed upon advance rate but not to exceed our established credit limit. The total borrowing base at April 1, 2006 was limited to our credit limit of $12,500,000. Under the terms of our line of credit, the credit limit amount of $12,500,000 was then further reduced by (1) a minimum availability block, (2) customer deposits, (3) gift certificates, (4) merchandise credits and (5) outstanding letters of credit. Therefore, our additional availability at April 1, 2006 was $410,858.

The amounts outstanding under our line were $7,530,809 as of April 1, 2006 and $6,635,874 as of December 31, 2005. The outstanding balances under our line are classified as current liabilities in the accompanying consolidated balance sheets since we are required to apply daily lock-box receipts to reduce the amount outstanding.

On January 17, 2006, we amended our agreement to allow for a $500,000 term loan which increases our borrowing base, but does not increase the $12.5 million credit limit. We borrowed the full $500,000 on that date. The interest rate on the term loan is the bank’s base rate plus 125 basis points. During the time the term loan remains outstanding, the interest rate on the line of credit will be the bank’s base rate plus 75 basis points. The term loan is currently outstanding and is due and payable in full on October 31, 2006. The amendment also waived a default as a consequence of the fact that the principal balance of the line of credit exceeded availability on January 12, 2006. As of May 11, 2006, we are in compliance with the covenants under the line of credit.

Our prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, improvements in our infrastructure, responding to economic conditions, and meeting contractual commitments. We expect our capital expenditures for 2006 to be primarily related to store improvements, enhancement of our point-of-sale system, and the replacement of our merchandising system which we plan to begin in 2006 with an installation in fiscal 2007. We believe, based on our current operating plan, that anticipated revenues from operations and borrowings available under the existing line of credit, which we anticipate extending, will be sufficient to fund our operations and working capital requirements through the next twelve months, but that we will need to raise additional cash through debt, equity, or a combination of both to continue to fund our growth goals in 2007 and beyond. In the event that our operating plan changes or proves inaccurate due to lower-than-expected revenues, unanticipated expenses, increased competition, unfavorable economic conditions or other unforeseen circumstances, our liquidity may be negatively impacted. If so, we would be required to adjust our expenditures in 2006 to conserve working capital or raise additional capital to fund operations. Our current operating plan includes opening no additional new stores in 2006.

We continue to evaluate and assess the amount and timing of any additional capital that may be required to fund our growth in 2007 and beyond, and have been exploring various financing alternatives and strategic opportunities. In February 2006, we executed a non-binding term sheet to enter discussions and negotiations with an institutional accredited investor regarding a proposed financing that would raise approximately $2.5 million through a combination of subordinated debt and warrants. In the event that we are unable to reach a definitive agreement with this third party on terms that are acceptable to us, we expect to continue to explore other financing alternatives. There can be no assurance, that, should we seek or require additional financing, such financing will be available, if at all, on terms and conditions acceptable to us, in which case we would reconsider our current growth goals for 2007 and beyond.

Contractual obligations at April 1, 2006 were as follows:

	Payments Due By Period
		Within	Within
	Within	2 - 3	4 - 5	After
	1 Year	Years	Years	5 Years	Total
Line of credit	$7,530,809	$—	$—	$—	$7,530,809
Capital lease obligations	459,007	296,202	—	—	755,209
Operating leases (including retail space leases)	8,156,375	14,187,211	11,916,368	14,144,570	48,404,524
Total contractual obligations	$16,146,191	$14,483,413	$11,916,368	$14,144,570	$56,690,542

In addition, at April 1, 2006, we had outstanding purchase orders totaling approximately $2,185,000 for the acquisition of inventory that was scheduled for delivery after April 1, 2006.

Seasonality

Due to the seasonality of our business, sales and operating income are typically higher in our second and fourth quarters. Our business is highly dependent upon sales of Easter, graduation and summer merchandise in the second quarter and sales of Halloween and Christmas merchandise in the fourth quarter. We have typically operated at a loss during the first and third quarters.

Geographic Concentration

As of May 11, 2006, we operated a total of 50 stores, 45 of which are located in New England. As a result, a severe or prolonged regional recession or regional changes in demographics, employment levels, population, weather patterns, real estate market conditions or other factors specific to the New England region may adversely affect us more than a company that is more geographically diverse.

Effects of Inflation

While we do not view the effects of inflation as having a direct material effect upon our business, we believe that rising oil and gas prices impact the cost of producing petroleum-based/plastic products, which are a key raw material in much of our merchandise, and also impact prices of shipping products made overseas in foreign countries, such as China, which includes much of our merchandise, our freight costs, and consumer confidence and spending patterns. These and other issues directly or indirectly affecting our vendors and us could adversely affect our business and financial performance.

Factors That May Affect Future Results

Our business is subject to certain risks that could materially affect our financial condition, results of operations, and the value of our common stock. These risks include, but are not limited to, the ones described under Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that harm our business, financial condition, results of operations, or the value of our common stock.

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

During each interim reporting period, we estimate the impact on cost of products sold associated with inventory shortage. The actual inventory shortage is determined upon reconciliation of the annual physical inventory, which occurs shortly before and after our year end, and an adjustment to cost of products sold is recorded at the end of the fourth quarter to recognize the difference between the estimated and actual inventory shortage for the full year.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we perform a review of each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows. Our review considers store operating results, future sales growth and cash flows. The conclusion regarding impairment may differ from current estimates if underlying assumptions or business strategies change. We are not aware of any impairment indicators for any of our stores at April 1, 2006.

Income Taxes

Historically, we have not recognized an income tax benefit for our losses. Accordingly, we record a valuation allowance against our deferred tax assets because of the uncertainty of future taxable income and the realizability of the deferred tax assets. In determining if a valuation allowance against our deferred tax asset is appropriate, we consider both positive and negative evidence. The positive evidence that we considered included (1) we were profitable in 2004 and 2003 due to the success of our Halloween seasons, (2) we have achieved positive comparable store sales growth for the last three years and (3) improved merchandise margins in 2004 and 2003. The negative evidence that we considered included (1) our net loss for the first quarter of 2006 was higher than the loss for the first quarter of 2005, (2) after two years of profitability we realized a net loss in 2005, (3) our merchandise margins decreased in 2005, (4) our future profitability is vulnerable to certain risks, including (a) the risk that we may not be able to generate significant taxable income to fully utilize our net operating loss carryforwards of approximately

$23.7 million, (b) the risk of unseasonable weather and other factors in a single geographic region, New England, where our stores are concentrated, (c) the risk of being so dependent upon a single season, Halloween, for a significant amount of annual sales and profitability and (d) the risk of rising prices for petroleum products, which are a key raw material for much of our merchandise and which affect our freight costs and those of our suppliers, (5) the costs that opening new stores will put pressure on our profit margins until these stores reach maturity, (6) the investment in infrastructure required in fiscal 2006 to support our store expansion plan in fiscal 2007 will increase our costs and (7) the expected costs of increased regulatory compliance, including, without limitation, those associated with Section 404 of the Sarbanes-Oxley Act, will likely have a negative impact on our profitability.

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

Stock Option Compensation Expense

On January 1, 2006, we adopted Statement No. 123(R) using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement No. 123 for all awards granted to employees prior to the effective date of Statement No. 123(R) that remain unvested on the effective date. Prior to January 1, 2006, we accounted for our stock option compensation agreements with employees under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and the disclosure-only provisions of Statement No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123.

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

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in Statement No. 123(R) is similar to the approach described in Statement No. 123. However, Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

On April 14, 2005, the SEC announced that it would provide for a phased-in implementation process for Statement No. 123(R) for public companies. As a result, we were not required to adopt Statement No. 123(R) until January 1, 2006.

On January 1, 2006, we adopted Statement No. 123(R) using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement No. 123 for all awards granted to employees prior to the effective date of Statement No. 123(R) that remain unvested on the effective date. Prior to January 1, 2006, we accounted for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 1, 2006. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of April 1, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, communicated to management, including our CEO and CFO, and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls. No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended April 1, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

There have been no material changes to the factors disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 30, 2006.

Item 2.	Unregistered Sales of Equity and Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPARTY CORP.

By	/s/ SAL PERISANO

Sal Perisano Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By	/s/ PATRICK FARRELL

Patrick Farrell President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 11, 2006

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