Form 10-Q
period 2006-07-01
IPARTY CORP
filed 2006-08-14
CIK 1078383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2006

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

As of August 11, 2006 there were 22,547,487 shares of common stock, $.001 par value, outstanding.

iPARTY CORP.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

	PART I - FINANCIAL INFORMATION	Page

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets	2
	Consolidated Statements of Operations	3
	Consolidated Statements of Cash Flows	4
	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	Not applicable

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Not applicable

Item 3.	Defaults upon Senior Securities	Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	Not applicable

Item 6.	Exhibits	22

SIGNATURES		23

EXHIBIT INDEX		24

Ex. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Ex. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Ex. 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Ex. 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

iPARTY CORP.
CONSOLIDATED BALANCE SHEETS

	Jul 1, 2006	Dec 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,835,340	$699,194
Restricted cash	549,594	651,617
Accounts receivable	665,093	1,246,545
Inventory, net	13,750,307	13,251,307
Prepaid expenses and other assets	1,209,292	548,114
Total current assets	18,009,626	16,396,777
Property and equipment, net	4,789,217	5,187,099
Other assets	194,142	133,200
Total assets	$22,992,985	$21,717,076
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,524,288	$4,695,094
Accrued expenses	2,157,940	2,532,238
Current portion of capital lease obligations	475,895	442,358
Borrowings under line of credit	7,597,456	6,635,874
Total current liabilities	17,755,579	14,305,564

Long-term liabilities:
Capital lease obligations, net of current portion	162,631	426,995
Other liabilities	779,939	669,003
Total long-term liabilities	942,570	1,095,998

Commitments and contingencies

Stockholders' equity:
Convertible preferred stock - $.001 par value; 10,000,000 shares authorized, Series B convertible preferred stock - 1,150,000 shares authorized; 473,901 and 474,402 shares issued and outstanding at July 1, 2006 and Dec 31, 2005, respectively (aggregate liquidation value of $9,478,024 at July 1, 2006)	7,051,650	7,059,101
Series C convertible preferred stock - 100,000 shares authorized, issued and outstanding (aggregate liquidation value of $2,000,000 at July 1, 2006)	1,492,000	1,492,000
Series D convertible preferred stock - 250,000 shares authorized, issued and outstanding (aggregate liquidation value of $5,000,000 at July 1, 2006)	3,652,500	3,652,500
Series E convertible preferred stock - 296,667 shares authorized, issued and outstanding (aggregate liquidation value of $1,112,500 at July 1, 2006)	1,112,500	1,112,500
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding (aggregate liquidation value of $500,000 at July 1, 2006)	500,000	500,000
Total convertible preferred stock	13,808,650	13,816,101

Common stock - $.001 par value; 150,000,000 shares authorized; 22,547,487 and 22,536,637 shares issued and outstanding at July 1, 2006 and Dec 31, 2005, respectivley	22,547	22,537

Additional paid-in capital	50,994,844	50,971,656
Accumulated deficit	(60,531,205)	(58,494,780)
Total stockholders' equity	4,294,836	6,315,514

Total liabilities and stockholders' equity	$22,992,985	$21,717,076

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	Jul 1, 2006	Jun 25, 2005	Jul 1, 2006	Jun 25, 2005
Revenues	$18,587,169	$16,517,522	$32,132,968	$29,677,285
Operating costs:
Cost of products sold and occupancy costs	10,897,816	9,544,608	19,396,070	17,710,177
Marketing and sales	5,993,016	5,276,430	11,348,114	10,112,277
General and administrative	1,404,412	1,534,192	3,097,688	3,335,142

Operating income (loss)	291,925	162,292	(1,708,904)	(1,480,311)

Interest income	336	109	592	281
Interest expense	(170,329)	(129,513)	(328,113)	(231,861)

Income (loss) before income taxes	121,932	32,888	(2,036,425)	(1,711,891)

Income taxes	-	-	-	-

Net income (loss)	$121,932	$32,888	$(2,036,425)	$(1,711,891)

Income (loss) per share:
Basic	$0.00	$0.00	$(0.09)	$(0.08)
Diluted	$0.00	$0.00	$(0.09)	$(0.08)
Weighted-average shares outstanding:
Basic	37,728,932	37,706,143	22,545,872	22,111,403
Diluted	39,283,126	39,937,184	22,545,872	22,111,403

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	Jul 1, 2006	Jun 25, 2005
Operating activities:

Net loss	$(2,036,425)	$(1,711,891)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	577,879	492,220
Deferred rent	110,936	54,120
Non-cash stock based compensation	14,577	-
Changes in operating assets and liabilities:
Accounts receivable	581,452	26,141
Inventory	(499,000)	(426,463)
Prepaid expenses and other assets	(634,767)	19,484
Accounts payable	2,829,194	726,281
Accrued expenses and other liabilities	(374,298)	(487,200)
Net cash provided by (used in) operating activities	569,548	(1,307,308)

Investing activities:

Purchase of property and equipment	(179,997)	(524,328)
Net cash used in investing activities	(179,997)	(524,328)

Financing activities:

Net borrowings under line of credit	961,582	1,947,741
Increase in restricted cash	102,023	89,835
Principal payments on capital lease obligations	(230,827)	(205,135)
Deferred financing costs	(87,353)	7,550
Proceeds from exercise of stock options	1,170	-
Net cash provided by financing activities	746,595	1,839,991

Net increase in cash and cash equivalents	1,136,146	8,355

Cash and cash equivalents, beginning of period	699,194	1,757,157

Cash and cash equivalents, end of period	$1,835,340	$1,765,512

Supplemental disclosure of non-cash financing activities:

Conversion of Series B convertible preferred stock to common stock	$7,451	$26,040

Acquisition of assets under capital lease	$-	$132,968

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2006
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

The interim consolidated financial statements as of July 1, 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date. Operating results for the Company on a quarterly basis may not be indicative of the results for the entire year due, in part, to the seasonality of the party goods industry. Historically, higher revenues and operating income have been experienced in the second and fourth fiscal quarters, while the Company has generated losses in the first and third quarters. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2005.

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

Concentrations

The Company purchases its inventory from a diverse group of vendors. Three suppliers account for approximately 30% of the Company’s purchase of merchandise, but the Company does not believe that it is overly dependent upon any single source for its merchandise, often using more than one vendor for similar kinds of products. The Company recently entered into a supply agreement with its largest supplier which will require the Company to increase its purchases with that vendor by 2008, please refer to subsequent event discussion below.

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

The Company uses controlled disbursement banking arrangements as part of its cash management program. Outstanding checks, which were included in accounts payable, totaled $2,074,135 at July 1, 2006 and $627,269 at December 31, 2005. The Company had sufficient funds available to fund the outstanding checks when they were presented for payment.

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

The Company also makes adjustments to reduce the value of its inventory for an allowance for obsolete and excess inventory, which is based on its review of inventories on hand compared to estimated future sales. The activity in the allowance for obsolete and excess inventory is as follows:

	Six months ended	Twelve months ended
	July 1, 2006	Dec 31, 2005
Beginning balance	$1,098,973	$1,296,855
Increases to reserve	240,000	300,000
Write-offs against reserve	(1,055)	(497,881)
Ending balance	$1,337,918	$1,098,974

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

The following table sets forth the computation of basic and diluted net income (loss) per share available to common shareholders:
	For the three months ended		For the six months ended
	Jul 1, 2006	June 25, 2005	Jul 1, 2006	June 25, 2005
Net income (loss) available to common stockholders	$121,932	$32,888	$(2,036,425)	$(1,711,891)
Income (loss) per share available to common stockholders:
Basic and diluted net income (loss) per share available to common stockholders	$0.00	$0.00	$(0.09)	$(0.08)
Weighted-average shares outstanding:
Common shares	22,547,487	22,115,239	22,545,872	22,111,403
Common share equivalents of Series B-F convertible preferred stock	15,181,445	15,590,904	-	-
Basic weighted-average shares outstanding	37,728,932	37,706,143	22,545,872	22,111,403

Common share equivalents of "in the money" stock options	1,554,194	2,231,041	-	-
Common share equivalents of "in the money" warrants	-	-	-	-
Diluted weighted-average shares outstanding	39,283,126	39,937,184	22,545,872	22,111,403

As of July 1, 2006, there were 26,079,453 potential additional common share equivalents outstanding, which were not included in the calculation of diluted net loss per share because their effect would be anti-dilutive. These included 15,181,445 shares upon the conversion of immediately convertible preferred stock, 528,210 shares upon the exercise of warrants with a weighted average exercise price of $3.79 and 10,369,798 shares upon the exercise of stock options with a weighted average exercise price of $0.95.

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

In response to Statement No. 123(R), on September 21, 2005, the Company’s Board of Directors approved an acceleration of the vesting of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers with exercise prices equal to or greater than $0.69 per share. Options held by non-employee directors were excluded from the vesting acceleration. As a result, options to purchase approximately 1.0 million shares of iParty stock became exercisable immediately. Based upon the Company’s closing stock price of $0.46 on September 21, 2005, none of these options had intrinsic value on the date of acceleration.

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

The Company recognized stock based compensation expense of $6,887 and $0 in the three months ended July 1, 2006 and June 25, 2005, respectively. The Company recognized stock based compensation expense of $14,577 and $0 for the six months ended July 1, 2006 and June 25, 2005, respectively. Stock based compensation expense is included in general and administrative expense. The adoption of Statement 123R had no impact on cash flow from operations and cash flow from financing activities for the six months ended July 1, 2006.

In accordance with FAS 123R, the results for the six months ended June 25, 2005 have not been restated. If the stock based compensation expenses for the Company’s stock option plan had been determined based upon the fair value at the grant date for awards made prior to fiscal 2006 under the plan consistent with the methodology prescribed under Statement No. 123, the Company’s net income (loss) and net loss per share would have been reduced by $94,938 for the three months ended June 25, 2005 and $209,651 for the six months ended June 25, 2005. Basic and diluted earnings per share would have remained the same for the three months ended June 25, 2005 but would have been reduced by $0.01 for the six months ended June 25, 2005.

	Three months ended	Six months ended
	Jun 25, 2005	Jun 25, 2005
Net income (loss):
Reported	$32,888	$(1,711,891)
Deduct: Total stock based compensation expense determined under fair value based method for all awards	(94,938)	(209,651)
Pro forma	$(62,050)	$(1,921,542)

Net loss per share:
Reported
Basic and diluted:	$0.00	$(0.08)
Pro forma
Basic and diluted:	$0.00	$(0.09)

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

The Company granted options for the purchase of 25,000 shares of common stock to each of the four independent members of the Board of Directors on June 7, 2006 at an exercise price of $0.36 per share. The weighted-average fair market value using the Black-Scholes option-pricing model of the options granted was $0.30 per share for the three and six months ended July 1, 2006, and $0.42 and $0.44 per share for the three months and six months ended June 25, 2005, respectively. The fair market value of the stock options at the date of the grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended		For the six months ended
	Jul 1, 2006	Jun 25, 2005	Jul 1, 2006	Jun 25, 2005
Risk-free interest rate	5.18%	3.69%	5.18%	3.72%
Expected volatility	115.6%	111.0%	115.6%	111.8%
Weighted average expected life (in years)	5.0	5.0	5.0	5.0
Expected dividends	0.00%	0.00%	0.00%	0.00%

A summary of the Company's stock options is as follows:

				Weighted
	Number	Weighted		Average
	of	Average		Remaining	Aggregate
	Stock	Exercise	Price	Life	Intrinsic
	Options	Price	Range	(Years)	Value
Outstanding - December 31, 2005	10,340,841	$0.95	$0.13 - 5.38
Granted	100,000	0.36	0.36 - 0.36
Expired/Forfeited	(70,628)	0.57	0.20 - 1.33
Exercised	(4,415)	0.25	0.20 - 0.33

Outstanding - July 1, 2006	10,365,798	0.95	0.13 - 5.38	5.2	$431,695

Exercisable - July 1, 2006	10,147,214	$0.96	$0.13 - 5.38	5.1	$429,802

Available for grant - July 1, 2006	238,243

The following table summarizes information for options outstanding and exercisable at July 1, 2006:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	of	Remaining	Average	of	Average
	Stock	Life	Exercise	Stock	Exercise
Price Range	Options	(Years)	Price	Options	Price
$ 0.13 - $ 0.20	166,200	4.5	$0.18	160,933	$0.18
0.21 - 0.30	3,811,563	4.7	0.25	3,800,084	0.25
0.31 - 0.50	1,191,846	6.1	0.36	1,026,080	0.35
0.51 - 1.00	3,227,559	6.7	0.77	3,191,487	0.77
1.01 - 3.50	978,630	3.1	2.18	978,630	2.18
3.51 - 5.38	990,000	2.9	3.82	990,000	3.82
Total	10,365,798	5.2	$0.95	10,147,214	$0.96

The total fair value of shares vested during the three months ended July 1, 2006 was $579. The remaining unrecognized stock based compensation expense related to unvested awards at July 1, 2006, was $66,334 and the period of time over which this expense will be recognized is 3.25 years.

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

Subsequent Events

On August 7, 2006, the Company entered into a Supply Agreement with Amscan Inc. (“Amscan”), the largest supplier in the party goods industry. The Company purchased 17.4% of its merchandise from Amscan in each of fiscal 2004 and fiscal 2005, making Amscan its largest supplier.

The Supply Agreement gives the Company the right to receive certain additional rebates and more favorable pricing terms over the term of the Agreement than generally available to it under its current terms with Amscan. The right to receive additional rebates, and the amount of such rebates, are subject to the Company’s achievement of increased levels of purchases and other factors provided for in the Supply Agreement.

In exchange, the Supply Agreement obligates the Company to purchase increased levels of merchandise from Amscan until 2012. The Supply Agreement provides for a ramp-up period during 2006 and 2007 and, beginning with calendar year 2008, requires the Company to purchase on an annual basis merchandise equal to the total number of iParty stores open during such calendar year, multiplied by $180,000. The Supply Agreement provides for penalties in the event the Company fails to attain its annual purchase commitment.

The Supply Agreement also provides for Amscan to extend, until October 31, 2006, approximately $1,150,000 of certain currently due Amscan payables owed by the Company to Amscan (the “extended payables”) and gives the Company the right, at its option, to convert the extended payables into a promissory note (the “Amscan Note”), which will bear interest at the rate of 11.0% per annum. The Amscan Note would be payable in thirty-six (36) equal monthly installments of principal and interest commencing on November 1, 2006, and on the first day of each month thereafter until October 1, 2009. The form of note provides that it shall be subordinated to certain senior indebtedness of the Company. The Company currently intends to exercise its option to convert the extended payables into a note in October 2006.

On August 7, 2006, the Company also entered into and simultaneously closed an Asset Purchase Agreement with Party City Corporation (“Party City”), an affiliate of Amscan, that provides for, among other things, the acquisition of a Party City retail party goods store in Peabody, Massachusetts, for aggregate consideration of $2,450,000, payable by a note in the principal amount of $600,000, which will bear interest at the rate of 12.25% per annum (the “Party City Note”) and $1,850,000 in cash. The Party City Note shall be subordinated to certain senior indebtedness of the Company and will be payable by quarterly interest-only payments over four years, with the full principal amount due at the note’s maturity on August 7, 2010. The Asset Purchase Agreement also provides that Party City and its affiliates will not compete with the Company in Massachusetts, Rhode Island, Maine, New Hampshire, Vermont, and Windham and New London counties in Connecticut for a period of five years, subject to certain terms and conditions outlined in the Asset Purchase Agreement.

On August 7, 2006, the Company and Wells Fargo Retail Finance II, LLC, as lender (the “Bank”), entered into a Consent and Fifth Amendment (the “Fifth Amendment”) to that certain Loan and Security Agreement by and among the parties dated August 23, 2000, as previously amended as of May 23, 2002, January 2, 2004, April 27, 2005 and January 17, 2006 (the “Loan Agreement”).

The Fifth Amendment amends the Loan Agreement to permit the Company to enter into the Supply Agreement and the Asset Purchase Agreement and to incur the indebtedness represented by the Amscan Note, the Party City Note, and to incur other unsecured subordinated indebtedness consented to by the Bank.

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

Overview

We believe we are a leading brand in the party industry in the markets we serve and a leading resource in those markets for consumers seeking party goods, party planning advice and relevant information. We are a party goods retailer operating stores throughout New England, where 46 of our 51 retail stores are located. We also license the name “iparty.com” (at www.iparty.com) to a third party in exchange for royalties, which to date have not been significant.

Our 51 retail stores are located predominantly in New England with 26 stores in Massachusetts, 7 in Connecticut, 6 in New Hampshire, 3 in Rhode Island, 3 in Maine and 1 in Vermont. We also operate 5 stores in Florida. Our stores range in size from approximately 8,000 square feet to 20,300 square feet and average approximately 9,800 square feet in size. We lease our properties, typically for 10 years and usually with options from our landlords to renew our leases for an additional 5 or 10 years.

The following table shows the number of stores in operation:

	For the three months ended		For the six months ended
	Jul 1, 2006	Jun 25, 2005	Jul 1, 2006	Jun 25, 2005
Beginning of period	50	45	50	44
Openings	-	-	-	1
Closings	-	-	-	-
End of period	50	45	50	45

Subsequent to the end of our second quarter, on August 7, 2006, we acquired one store in Peabody, Massachusetts.

Our stores feature over 20,000 products ranging from paper party goods, Halloween costumes, greeting cards and balloons to more unique merchandise such as piñatas, tiny toys, masquerade and Hawaiian Luau items. Our sales are driven by the following holiday and party events: Halloween, Christmas, Easter, Valentine’s Day, New Year’s, Independence Day, St. Patrick’s Day, Thanksgiving and Hanukkah. We also focus our business closely on lifetime events such as anniversaries, graduations, birthdays, and bridal or baby showers.

The following table shows a summary of our revenues and the increase in revenues from the prior year period:
	For the three months ended		For the six months ended
	Jul 1, 2006	Jun 25, 2005	Jul 1, 2006	Jun 25, 2005
Revenues	$18,587,169	$16,517,522	$32,132,968	$29,677,285

Increase in revenues	12.5%	7.5%	8.3%	8.3%

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

Among our primary goals in 2006 are to increase our comparable store sales, increase our gross profit margin percentage and leverage our occupancy costs, marketing and sales expense and general and administrative expense as the 12 stores we opened over the past two years reach maturity. We do not currently plan to open any new stores in 2006 although we did acquire one store in August 2006.

Results of Operations

Fiscal year 2006 has 52 weeks and ends on December 30, 2006. Fiscal year 2005 had 53 weeks and ended on December 31, 2005.

The second quarter of fiscal year 2006 had 13 weeks and ended on July 1, 2006. The second quarter of fiscal year 2005 had 13 weeks and ended on June 25, 2005.

Three Months Ended July 1, 2006 Compared to Three Months Ended June 25, 2005

Revenues

Our consolidated revenues for the second quarter of fiscal 2006 were $18,587,169, an increase of $2,069,647, or 12.5% from the second quarter of the prior fiscal year. Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.

Sales for the second quarter of fiscal 2006 included sales from 45 comparable stores (defined as stores open for at least one full year) and sales from five new stores that opened subsequent to the second quarter of 2005. Comparable store sales for the quarter increased by 1.6%, mostly because Easter fell in the second quarter of 2006 as opposed to the first quarter in 2005.

Cost of goods sold and occupancy costs

Our cost of goods sold and occupancy costs for the second quarter of fiscal 2006 was $10,897,816, or 58.6% of revenues, an increase of $1,353,208 and an increase of 0.8 percentage points, as a percentage of revenues, from the second quarter of the prior fiscal year. Cost of goods sold and occupancy costs consists of the cost of merchandise sold to customers and the occupancy costs for our stores.

As a percentage of revenues, the increase was primarily attributable to our new stores, which operate at a higher occupancy to sales ratio until they reach maturity.

Marketing and sales expense

Our consolidated marketing and sales expense for the second quarter of fiscal 2006 was $5,993,016, or 32.2% of revenues, an increase of $716,586 and an increase of 0.3 percentage points, as a percentage of revenues, from the second quarter of the prior fiscal year. Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.

As a percentage of revenues, the increase in marketing and sales expense was primarily attributable to our new stores, which operate at a higher store payroll expense to sales ratio until they reach maturity, increased utility rates, and higher advertising expenses due to a shift in marketing strategy.

General and administrative expense

Our consolidated general and administrative (“G&A”) expense for the second quarter of fiscal 2006 was $1,404,412, or 7.6% of revenues, a decrease of $129,780 and 1.7 percentage points, as a percentage of revenues, from the second quarter of the prior fiscal year. G&A expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.

The decrease in G&A expense is largely attributable to reductions in professional fees related to our compliance work for Section 404 of Sarbanes-Oxley Act, support of our point-of-sale system and information technology consulting fees, compared to the second quarter of fiscal 2005.

Operating income

Our operating income for the second quarter of fiscal 2006 was $291,925, or 1.6% of revenues, compared to an operating income of $162,292, or 1.0% of revenues for the second quarter of the prior fiscal year.

Interest expense

Our interest expense in the second quarter of fiscal 2006 was $170,329, an increase of $40,816 from the second quarter of the prior fiscal year. The increase in the second quarter of fiscal 2006 was due to an increase in interest rates and a higher average loan balance. Our average loan balance was approximately $6,832,198 during the second quarter of fiscal 2006 compared to $6,361,774 in the second quarter of fiscal 2005, which increased interest expense by approximately $10,418. The effective interest rate on our borrowings under our line of credit was 8.9% during the second quarter of fiscal 2006 compared to 6.5% in the second quarter of fiscal 2005, which increased interest expense by approximately $37,418. The interest rate in the second quarter is based on the bank’s base rate plus 75 basis points.

Income taxes

We have not provided for income taxes for the second quarter of fiscal 2006 or fiscal 2005 due to the uncertainty of future taxable income.

At the end of fiscal 2005 we had estimated net operating loss carryforwards of approximately $23.7 million, which begin to expire in 2018. In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards will be subject to annual limitations based upon certain ownership changes of our stock that have occurred or that may occur.

Net Income

Our net income in the second quarter of fiscal 2006 was $121,932, or $0.00 per basic and diluted share, compared to a net income of $32,888, or $0.00 per basic and diluted share, in the second quarter of the prior fiscal year.

Six months ended July 1, 2006 Compared to Six months ended June 25, 2005

Revenues

Our consolidated revenues for the first six months of fiscal 2006 were $32,132,968, an increase of $2,455,683, or 8.3% from the first six months of the prior fiscal year. Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.

Sales for the first six months of fiscal 2006 included sales from 44 comparable stores (defined as stores open for at least one full year), sales from five new stores that opened subsequent to the second quarter of 2005, and sales from one new store that opened in the first six months of 2005 and which was not included in comparable store sales for the first quarter 2006 until it had been open for one full year. Our comparable store sales for the six month year-to-date period increased by 0.3%. In the first quarter of 2006, comparable stores sales were negatively affected by lower sales of Super Bowl party items and New England Patriot related merchandise due to the early elimination of the Patriots in the NFL playoffs this year, as opposed to the same period in 2005 when the New England Patriots won the Super Bowl.

Cost of goods sold and occupancy costs

Our cost of goods sold and occupancy costs for the first six months of fiscal 2006 was $19,396,070, or 60.4% of revenues, an increase of $1,685,893 and an increase of 0.7 percentage points, as a percentage of revenues, from the first six months of the prior fiscal year. Cost of goods sold and occupancy costs consists of the cost of merchandise sold to customers and the occupancy costs for our stores.

As a percentage of revenues, the increase was primarily attributable to our new stores, which operate at a higher occupancy to sales ratio until they reach maturity.

Marketing and sales expense

Our consolidated marketing and sales expense for the first six months of fiscal 2006 was $11,348,114, or 35.3% of revenues, an increase of $1,235,837 and an increase of 1.2 percentage points, as a percentage of revenues, from the first six months of the prior fiscal year. Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.

As a percentage of revenues, the increase in marketing and sales expense was primarily attributable to our new stores, which operate at a higher store payroll expense to sales ratio until they reach maturity, increased utility rates, and higher depreciation expenses related to the acquisition of fixed assets for new stores.

General and administrative expense

Our consolidated general and administrative (“G&A”) expense for the first six months of fiscal 2006 was $3,097,688, or 9.6% of revenues, a decrease of $237,454 and 1.6 percentage points, as a percentage of revenues, from the first six months of the prior fiscal year. G&A expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.

The decrease in G&A expense is largely attributable to reductions in professional fees related to our compliance work for Section 404 of Sarbanes-Oxley Act, support of our point-of-sale system and information technology consulting fees, compared to the first six months of fiscal 2005.

Operating loss

Our operating loss for the first six months of fiscal 2006 was $1,708,904, or 5.3% of revenues, compared to an operating loss of $1,480,311, or 5.0% of revenues for the first six months of the prior fiscal year.

Interest expense

Our interest expense in the first six months of fiscal 2006 was $328,113, an increase of $96,252 from the first six months of the prior fiscal year. The increase in the first six months of fiscal 2006 was due to an increase in interest rates and a higher average loan balance. Our average loan balance was approximately $6,582,259 during the first six months of fiscal 2006 compared to $5,919,326 in the first six months of fiscal 2005, which increased interest expense by approximately $29,347. The effective interest rate on our borrowings under our line of credit was 8.9% during the first six months of fiscal 2006 compared to 6.0% in the first six months of fiscal 2005, which increased interest expense by approximately $84,344. The interest rate in the first six months is based on the bank’s base rate plus 75 basis points.

Income taxes

We have not provided for income taxes for the first six months of fiscal 2006 or fiscal 2005 due to the uncertainty of future taxable income.

At the end of fiscal 2005 we had estimated net operating loss carryforwards of approximately $23.7 million, which begin to expire in 2018. In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards will be subject to annual limitations based upon certain ownership changes of our stock that have occurred or that may occur.

Net Loss

Our net loss in the first six months of fiscal 2006 was $2,036,425, or $0.09 per basic and diluted share, compared to a net loss of $1,711,891, or $0.08 per basic and diluted share, in the first six months of the prior fiscal year.

Liquidity and Capital Resources

Our operating activities provided $569,548 in the first six months of fiscal 2006 compared to a use of $1,307,308 in the first six months of the prior fiscal year, an increase of $1,876,856. The decrease in cash used in operating activities was primarily due to an increase in cash provided by accounts payable. The increase in accounts payable was primarily due to extended payment terms negotiated from one of our suppliers during the first six months. The variance due to accounts payable was partially offset by a higher net loss in the first six months of fiscal 2006 compared to the first six months of fiscal 2005 and an increase in prepaid expenses related to July 2006 store rents paid in late June 2006.

We used $179,997 in investing activities in the first six months of fiscal 2006 compared to $524,328 in the first six months of the prior fiscal year. The cash invested in the first six months of fiscal 2006 was primarily for fixed assets associated with existing store improvements and computer replacements. The cash invested in the first six months of fiscal 2005 was primarily for fixed assets associated with new store openings in that period and point-of-sale system enhancements.

We provided $746,595 by financing activities in the first six months of fiscal 2006 compared to $1,839,991 in the first six months of the prior fiscal year, a decrease of $1,093,396. We increased our borrowings under our line of credit by $961,582 in the first six months of fiscal 2006 (to $7.6 million) compared to an increase of $1,947,741 in the first six months of fiscal 2005 (to $7.2 million). The borrowings under our line of credit in the first six months of fiscal 2005 were higher than the first six months of fiscal 2006 primarily due to capital expenditures related to the 2005 new store openings, enhancements to our point-of-sale system, and to support our net loss.

At July 1, 2006 we had a line of credit (the “line of credit”) with Wells Fargo Retail Finance II, LLC (“Wells Fargo”), which, as amended, has a maturity date of January 2, 2007, has a current credit limit of $12,500,000, and bears interest at the bank’s base rate plus 50 basis points. Our inventory and accounts receivable secure our line of credit. We borrow against these assets at agreed upon advance rates, which may vary at different times of the year.

Our inventory consists of party supplies which are valued at the lower of weighted-average cost or market and are reduced by an allowance for obsolete and excess inventory and other adjustments, including vendor rebates, discounts and freight costs. Our line of credit availability calculation allows us to borrow against “acceptable inventory at cost,” which takes our inventory at cost and reflects adjustments that our lender has approved which may be different than adjustments we use for valuing our inventory in our financial statements, such as the adjustment to reserve for inventory shortage. The amount of “acceptable inventory at cost” was $14,691,337 at July 1, 2006.

Our accounts receivable consist primarily of vendor rebate receivables and credit card receivables. Our line of credit availability calculation allows us to borrow against “eligible credit card receivables,” which are the credit card receivables for the previous two to three days of business. The amount of “eligible credit card receivables” was $275,311 at July 1, 2006.

Our total borrowing base is determined by adding the “acceptable inventory at cost” times an agreed upon advance rate plus the “eligible credit card receivables” times an agreed upon advance rate but not to exceed our established credit limit, which was $12,500,000 at July 1, 2006. Under the terms of our line of credit, our $12,500,000 credit limit was further reduced by (1) a minimum availability block, (2) customer deposits, (3) gift certificates, (4) merchandise credits and (5) outstanding letters of credit. Therefore, our additional availability was $579,131 at July 1, 2006 and $386,681 at December 31, 2005.

The amount outstanding under our line was $7,597,456 as of July 1, 2006 and $6,635,874 as of December 31, 2005. The outstanding balances under our line are classified as current liabilities in the accompanying consolidated balance sheets since we are required to apply daily lock-box receipts to reduce the amount outstanding.

On January 17, 2006, we amended our agreement with Wells Fargo to allow for a $500,000 term loan which increases our borrowing base, but does not increase our $12.5 million credit limit. We borrowed the full $500,000 on that date. The interest rate on the term loan is the bank’s base rate plus 125 basis points. During the time the term loan remains outstanding, the interest rate on our line of credit is the bank’s base rate plus 75 basis points. The term loan is currently outstanding and is due and payable in full on October 31, 2006. The amendment also waived a default as a consequence of the fact that the principal balance of the line of credit exceeded our availability on January 12, 2006. As of August 10, 2006, we are in compliance with the covenants under the line of credit.

Subsequent to the end of our second quarter, on August 7, 2006, we further amended our agreement with Wells Fargo to permit us to enter into a Supply Agreement with Amscan Inc. (“Amscan”) and an Asset Purchase Agreement with Party City Corporation (“Party City”). The amendment also allows for us to incur the indebtedness represented by the Amscan Note and the Party City Note (each as defined below), and to incur other unsecured subordinated indebtedness consented to by Wells Fargo.

The Supply Agreement gives us the right to receive certain additional rebates and more favorable pricing terms over the term of the Agreement than generally available to us under our current terms with Amscan. The right to receive additional rebates, and the amount of such rebates, are subject to our achievement of increased levels of purchases and other factors provided for in the Supply Agreement. In exchange, the Supply Agreement obligates us to purchase increased levels of merchandise from Amscan until 2012. The Supply Agreement provides for a ramp-up period during 2006 and 2007 and, beginning with calendar year 2008, requires us to purchase on an annual basis merchandise equal to the total number of our stores open during such calendar year, multiplied by $180,000. The Supply Agreement provides for penalties in the event we fail to attain the annual purchase commitment.

The Supply Agreement also provides for Amscan to extend, until October 31, 2006, approximately $1,150,000 of certain currently due Amscan payables owed by us to Amscan which would otherwise now be payable (the “extended payables”) and gives us the right, at our option, to convert the extended payables into a subordinated promissory note (the “Amscan Note”), which will bear interest at the rate of 11.0% per annum. The Amscan Note would be payable in thirty-six (36) equal monthly installments of principal and interest commencing on November 1, 2006, and on the first day of each month thereafter until October 1, 2009. We currently intend to exercise our option to convert the extended payables into a note in October 2006.

On August 7, 2006, we entered into and simultaneously closed an Asset Purchase Agreement with Party City, an affiliate of Amscan, that provides for, among other things, the acquisition of a Party City retail party goods store in Peabody, Massachusetts, for aggregate consideration of $2,450,000, payable by a subordinated note in the principal amount of $600,000, which will bear interest at the rate of 12.25% per annum (the “Party City Note”) and $1,850,000 in cash. The Party City Note will be payable by quarterly interest-only payments over four years, with the full principal amount due at the note’s maturity on August 7, 2010.

Our prospective cash flows are subject to certain trends, events and uncertainties, including our operating results for the Halloween season, which is our single most important season, as well as demands for working capital to improve our infrastructure, respond to economic conditions, take advantage of strategic opportunities, support growth, and meet our contractual commitments. We expect our capital expenditures for the balance of 2006 to be primarily related to one store we acquired in August 2006, general store improvements and continued enhancement of our point of sale system and have deferred a final decision regarding when to replace our merchandising system, which we had planned to begin in late 2006 with an installation in fiscal 2007. Our current operating plan includes opening no additional new stores in 2006.

Our existing line of credit with Wells Fargo matures on January 2, 2007. We anticipate extending and possibly increasing our line of credit and have entered into discussions with Wells Fargo in this regard. At the present time there can be no assurance that Wells Fargo will extend or increase our line of credit, or that if they decline to do so that we will be able to find a replacement for our existing line of credit with another bank or institutional lender on terms acceptable to us. In addition, we continue to evaluate and assess the amount and timing of any additional capital that may be required to fund our operations in 2007 and beyond, and have been exploring various financing alternatives and strategic opportunities. In February 2006, we executed a non-binding term sheet to enter discussions and negotiations with an institutional accredited investor regarding a proposed financing that would raise approximately $2.5 million through a combination of subordinated debt and warrants. These discussions and negotiations have been ongoing, although they have been delayed while we were focused on negotiating and closing our recent transactions with Amscan and Party City. If we are unable to reach a definitive agreement with this third party on terms that are acceptable to us, we expect to explore other financing alternatives. There can be no assurance that should we seek or require additional financing, such financing will be available, if at all, on terms and conditions acceptable to us.

Based on our current operating plan, we believe that anticipated revenues from operations and borrowings available under our line of credit will be sufficient to fund our operations and working capital requirements through the end of the year. With respect to 2007, we will need to extend our line of credit since it matures on January 2, 2007. Depending on our operating results over the second half of 2006, and whether and on what terms we are able to conclude our proposed $2.5 million subordinated debt and warrant financing, we may also need to increase our line of credit, or raise additional cash through debt, equity, or a combination of both, to continue to fund our operations for the balance of 2007, particularly in the first, second and third fiscal quarters when we have historically experienced tighter liquidity owing to the seasonal nature of our business which is heavily dependent on sales in the fourth quarter.

In the event that we are unable to extend or increase our line of credit with Wells Fargo, are unable to close our proposed financing on terms acceptable to us, or our operating plan changes or proves inaccurate due to lower-than-budgeted revenues, unanticipated expenses, increased competition, unfavorable economic conditions or other unfavorable circumstances, our liquidity may be negatively impacted. If so, we could be required to seek a replacement for our line of credit from another bank or institutional lender, adjust our expenditures to conserve working capital, seek ‘bridge’ financing, or raise additional capital to fund operations, and there can be no assurance that we would be able to do so.

Contractual obligations at July 1, 2006 were as follows:

	Payments Due By Period
		Within	Within
	Within	2 - 3	4 - 5	After
	1 Year	Years	Years	5 Years	Total
Line of credit	$7,597,456	$-	$-	$-	$7,597,456
Capital lease obligations	475,895	162,631	-	-	638,526
Operating leases (including retail space leases)	8,099,668	13,833,280	11,487,246	12,941,613	46,361,807
Total contractual obligations	$16,173,019	$13,995,911	$11,487,246	$12,941,613	$54,597,789

In addition, at July 1, 2006, we had outstanding purchase orders totaling approximately $6,328,303 for the acquisition of inventory that was scheduled for delivery after July 1, 2006.

Seasonality

Due to the seasonality of our business, sales and operating income are typically higher in our second and fourth quarters. Our business is highly dependent upon sales of Easter, graduation and summer merchandise in the second quarter and sales of Halloween and Christmas merchandise in the fourth quarter. We have typically operated at a loss during the first and third quarters.

Geographic Concentration

As of July 1, 2006, we operated a total of 50 stores, 45 of which are located in New England. As a result, a severe or prolonged regional recession or regional changes in demographics, employment levels, population, weather patterns, real estate market conditions, consumer confidence and spending patterns or other factors specific to the New England region may adversely affect us more than a company that is more geographically diverse.

Effects of Inflation

While we do not view the effects of inflation as having a direct material effect upon our business, we believe that rising oil and gas prices impact the cost of producing petroleum-based/plastic products, which are a key raw material in much of our merchandise, and also impact prices of shipping products made overseas in foreign countries, such as China, which includes much of our merchandise. Rising oil and gas prices also impact our freight costs, consumer confidence and spending patterns. These and other issues directly or indirectly affecting our vendors and us could adversely affect our business and financial performance.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we perform a review of each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows. Our review considers store operating results, future sales growth and cash flows. The conclusion regarding impairment may differ from current estimates if underlying assumptions or business strategies change. We are not aware of any impairment indicators for any of our stores at July 1, 2006.

Income Taxes

Historically, we have not recognized an income tax benefit for our losses. Accordingly, we record a valuation allowance against our deferred tax assets because of the uncertainty of future taxable income and the realizability of the deferred tax assets. In determining if a valuation allowance against our deferred tax asset is appropriate, we consider both positive and negative evidence. The positive evidence that we considered included (1) we were profitable in 2004 and 2003 due to the success of our Halloween seasons, (2) we have achieved positive comparable store sales growth for the last three years and (3) improved merchandise margins in 2004 and 2003. The negative evidence that we considered included (1) our net loss for the six month year-to-date period of 2006 was higher than the loss for the six month year-to-date period of 2005, (2) after two years of profitability we realized a net loss in 2005, (3) our merchandise margins decreased in 2005, (4) our future profitability is vulnerable to certain risks, including (a) the risk that we may not be able to generate significant taxable income to fully utilize our net operating loss carryforwards of approximately $23.7 million, (b) the risk of unseasonable weather and other factors in a single geographic region, New England, where our stores are concentrated, (c) the risk of being so dependent upon a single season, Halloween, for a significant amount of annual sales and profitability and (d) the risk of rising prices for petroleum products, which are a key raw material for much of our merchandise and which affect our freight costs and those of our suppliers and affect our customers’ spending levels and patterns, (5) the costs that opening new stores will put pressure on our profit margins until these stores reach maturity, (6) the investment in infrastructure required in fiscal 2006 will increase our costs and (7) the expected costs of increased regulatory compliance, including, without limitation, those associated with Section 404 of the Sarbanes-Oxley Act, will likely have a negative impact on our profitability.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 1, 2006. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of July 1, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, communicated to management, including our CEO and CFO, and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls. No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended July 1, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Except as noted below, there have been no material changes to the risk factors previously disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 30, 2006.

We supplement the risk factor, “We face new competitive threats as a result of consolidation in our industry following Amscan’s acquisition of Party City Corporation,” which appears on page 5 of our Annual Report. On August 7, 2006 we announced that we had entered into a Supply Agreement with Amscan which extends to 2012 and obligates us to purchase increased levels of merchandise from Amscan, our largest supplier, in exchange for, among other things, the right to receive certain additional rebates and more favorable pricing terms over the life of the agreement than generally available to us under our current terms with Amscan. On that same date, we announced that we had entered into a $2.45 million dollar agreement with Party City pursuant to which we acquired Party City’s retail store in Peabody, Massachusetts and received a five-year non-competition agreement from Party City and its affiliates that covers Massachusetts, Maine, New Hampshire, Vermont, Rhode Island, and Windsor and New London counties in Connecticut. Notwithstanding these agreements with Amscan and Party City, Amscan’s acquisition of Party City and its status as our largest supplier and the largest supplier in our industry, could continue to adversely affect our ability to compete favorably or operate successfully in a changed marketplace. Price pressures, particularly in the event of a strain or rupture in our relationship with Amscan, or a decision by Party America, which is the nation’s second largest party store chain, to respond to our recent transactions with Amscan and Party City by entering our core New England market, could erode our margins and cause our financial results of operations to suffer.

We also supplement the risk factor, “Our failure to generate sufficient cash to meet our liquidity needs may affect our ability to service our indebtedness and grow our business,” which appears on pages 6 and 7 of our Annual Report. Our existing line of credit with Wells Fargo matures on January 2, 2007. We anticipate extending and possibly increasing our line of credit and have entered into discussions with Wells Fargo in this regard. At the present time there can be no assurance that Wells Fargo will extend or increase our line of credit, or that if they decline to do so that we will be able to find a replacement for our existing line of credit with another bank or institutional lender on terms acceptable to us. Depending on our operating results over the second half of 2006, and whether and on what terms we are able to conclude a proposed $2.5 million subordinated debt and warrant financing, we may also need to increase our line of credit, or raise additional cash through debt, equity, or a combination of both, to continue to fund our operations for the balance of 2007, particularly in the first, second and third fiscal quarters when we have historically experienced tighter liquidity owing to the seasonal nature of our business which is heavily dependent on sales in the fourth quarter. In the event that we are unable to extend or increase our line of credit with Wells Fargo, are unable to close our proposed financing on terms acceptable to us, or our operating plan changes or proves inaccurate due to lower-than-budgeted revenues, unanticipated expenses, increased competition, unfavorable economic conditions or other unfavorable circumstances, our liquidity may be negatively impacted. If so, we could be required to seek a replacement for our line of credit from another bank or institutional lender, adjust our expenditures to conserve working capital, seek ‘bridge’ financing, or raise additional capital to fund operations, and there can be no assurance that we would be able to do so.

Item 2. Unregistered Sales of Equity and Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On June 7, 2006, iParty Corp. held its Annual Meeting of Stockholders. There were a total of 37,143,709 votes entitled to be cast at the meeting. Of this total, 31,830,554, or approximately 85.7% of the total number of votes eligible to be cast, were represented either in person or by proxy. At the meeting, the stockholders elected seven (7) Directors to our Board of Directors. The holder of Series C convertible preferred stock was entitled to vote alone for the election of a Series C Director. Robert Jevon was the designee of the holder of the Series C convertible preferred stock. The holder of Series D convertible preferred stock was entitled to vote alone for the election of a Series D Director. Christina W. Vest was the designee of the holder of the Series D convertible preferred stock. Set forth below are (i) the names of the persons elected to serve on iParty Corp.’s Board of Directors until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified and (ii) the results of the voting for the nominees.

	Votes For		Withheld
Directors:	Number	% of Total	Number	% of Total
Sal Perisano	31,729,060	99.7%	101,494	0.3%
Daniel DeWolf	31,728,260	99.7%	102,294	0.3%
Frank Haydu	31,732,635	99.7%	97,919	0.3%
Eric Schindler	31,728,960	99.7%	101,594	0.3%
Joseph Vassalluzzo	31,728,435	99.7%	102,119	0.3%
Robert Jevon	1,300,000	100.0%	-	0.0%
Christina W. Vest	3,500,000	100.0%	-	0.0%

The stockholders also ratified the appointment of Ernst & Young LLP as our independent public auditors for the current fiscal year ending December 30, 2006. Set forth below is the result of that vote.

	Votes For		Against		Abstain
Ratification of Appointment of	Number	% of Total	Number	% of Total	Number	% of Total
Ernst & Young LLP as our
independent public auditor	31,769,991	99.8%	41,363	0.1%	19,200	0.1%

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

Dated: August 14, 2006

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