Form 10-Q
period 2006-09-30
IPARTY CORP
filed 2006-11-15
CIK 1078383

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period from _______________ to _______________

                         Commission File Number 0-25507

                         ------------------------------

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

                                 (781) 329-3952
              (Registrant's Telephone Number, Including Area Code)
              ----------------------------------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one).
  Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X|

     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

     As of November 10, 2006 there were 22,564,487 shares of common stock, $.001 par value, outstanding.

                                  iPARTY CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets                                          2
         Consolidated Statements of Operations                                3
         Consolidated Statements of Cash Flows                                4
         Notes to Consolidated Financial Statements                           5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          22

Item 4.  Controls and Procedures                                             22

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                       Not applicable

Item 1A. Risk Factors                                                        23

Item 2.  Unregistered Sales of Equity Securities and Use of
         Proceeds                                                            23

Item 3.  Defaults upon Senior Securities                         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders     Not applicable

Item 5.  Other Information                                       Not applicable

Item 6.  Exhibits                                                            23

SIGNATURES                                                                   24

EXHIBIT INDEX                                                                25

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

Ex. 31.2 Certification of Chief Financial Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act

Ex. 32.1 Certification of Chief Executive Officer pursuant to 18
         U.S.C. Section 1350

Ex. 32.2 Certification of Chief Financial Officer pursuant to 18
         U.S.C. Section 1350

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                 iPARTY CORP.
                           CONSOLIDATED BALANCE SHEETS
                                                                                 Sep 30, 2006     Dec 31, 2005
                                                                                --------------   --------------
                                                                                 (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                     $   1,045,214    $     699,194
  Restricted cash                                                                     797,428          651,617
  Accounts receivable                                                                 971,586        1,246,545
  Inventory, net                                                                   16,775,354       13,251,307
  Prepaid expenses and other assets                                                2,103,304           548,114
                                                                                --------------   --------------
    Total current assets                                                           21,692,886       16,396,777
Property and equipment, net                                                         4,831,461        5,187,099
Intangible assets, net                                                              2,267,986                -
Other assets                                                                          105,646          133,200
                                                                                --------------   --------------
Total assets                                                                    $  28,897,979    $  21,717,076
                                                                                ==============   ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $  11,622,217    $   4,695,094
  Accrued expenses                                                                  2,844,659        2,532,238
  Current portion of capital lease obligations                                        449,311          442,358
  Current notes payable                                                               541,514                -
  Borrowings under line of credit                                                   5,306,358        6,635,874
                                                                                --------------   --------------
    Total current liabilities                                                      20,764,059       14,305,564

Long-term liabilities:
  Capital lease obligations, net of current portion                                    65,867          426,995
  Notes payable                                                                     3,781,254                -
  Other liabilities                                                                  836,058           669,003
                                                                                --------------   --------------
    Total long-term liabilities                                                     4,683,179        1,095,998

Commitments and contingencies

Stockholders' equity:
Convertible preferred stock - $.001 par value; 10,000,000 shares authorized,
 Series B convertible preferred stock - 1,150,000 shares authorized; 473,901 and 474,402 shares issued and outstanding at Sep 30, 2006 and Dec 31, 2005,
  respectively (aggregate liquidation value of $9,478,024 at Sep 30, 2006)          7,051,650        7,059,101
 Series C convertible preferred stock - 100,000 shares authorized, issued and
  outstanding (aggregate liquidation value of $2,000,000 at Sep 30, 2006)           1,492,000        1,492,000
 Series D convertible preferred stock - 250,000 shares authorized, issued and
  outstanding (aggregate liquidation value of $5,000,000 at Sep 30, 2006)           3,652,500        3,652,500
 Series E convertible preferred stock - 296,667 shares authorized, issued and
  outstanding (aggregate liquidation value of $1,112,500 at Sep 30, 2006)           1,112,500        1,112,500
 Series F convertible preferred stock - 114,286 shares authorized, issued and
  outstanding (aggregate liquidation value of $500,000 at Sep 30, 2006)               500,000          500,000
                                                                                --------------   --------------
    Total convertible preferred stock                                              13,808,650       13,816,101

Common stock - $.001 par value; 150,000,000 shares authorized; 22,564,487 and
 22,536,637 shares issued and outstanding at Sep 30, 2006 and Dec 31, 2005,
 respectivley                                                                          22,564           22,537

Additional paid-in capital                                                         51,623,060       50,971,656
Accumulated deficit                                                               (62,003,533)     (58,494,780)
                                                                                --------------   --------------
    Total stockholders' equity                                                      3,450,741        6,315,514
                                                                                --------------   --------------

Total liabilities and stockholders' equity                                      $  28,897,979    $  21,717,076
                                                                                ==============   ==============

     The accompanying notes are an integral part of these Consolidated Financial
Statements.

                                  iPARTY CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             For the three months ended    For the nine months ended
                                            ----------------------------  ----------------------------
                                            Sep 30, 2006   Sep 24, 2005   Sep 30, 2006   Sep 24, 2005
                                            -------------  -------------  -------------  -------------
Revenues                                    $ 17,240,535   $ 14,839,051   $ 49,373,503   $ 44,516,336
Operating costs:
  Cost of products sold and occupancy costs   10,266,805      9,042,165     29,662,875     26,752,342
  Marketing and sales                          6,583,780      6,204,540     17,931,894     16,316,817
  General and administrative                   1,639,993      1,852,047      4,737,681      5,187,189
                                            -------------  -------------  -------------  -------------

Operating loss                                (1,250,043)    (2,259,701)    (2,958,947)    (3,740,012)

Interest expense, net                           (222,285)      (150,960)      (549,806)      (382,540)
                                            -------------  -------------  -------------  -------------

Net loss                                    $ (1,472,328)  $ (2,410,661)  $ (3,508,753)  $ (4,122,552)
                                            =============  =============  =============  =============

Loss per share:
  Basic and diluted                         $      (0.07)  $      (0.11)  $      (0.16)  $      (0.19)
                                            =============  =============  =============  =============

Weighted-average shares outstanding:
  Basic and diluted                           22,555,333     22,147,063     22,549,026     22,123,289
                                            =============  =============  =============  =============

     The accompanying notes are an integral part of these Consolidated Financial
Statements.

                                  iPARTY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 For the nine months ended
                                                                               -----------------------------
                                                                               Sep 30, 2006    Sep 24, 2005
                                                                               -------------   -------------
Operating activities:

Net loss                                                                       $ (3,508,753)   $ (4,122,552)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                     938,038         785,693
  Deferred rent                                                                     167,055          93,387
  Non-cash stock based compensation                                                  26,439               -
  Non-cash warrant expense                                                           17,046               -
  Changes in operating assets and liabilities:
    Accounts receivable                                                             274,959        (244,456)
    Inventory                                                                    (3,226,634)     (5,998,147)
    Prepaid expenses and other assets                                            (1,188,807)         56,431
    Accounts payable                                                              6,927,123       6,038,326
    Accrued expenses and other liabilities                                         (146,486)         45,830
                                                                               -------------   -------------
    Net cash provided by (used in) operating activities                             279,980      (3,345,488)

Investing activities:

Acquisition of retail store and non-compete agreement                            (1,869,115)              -
Purchase of property and equipment                                                 (432,045)     (1,480,824)
                                                                               -------------   -------------
      Net cash used in investing activities                                      (2,301,160)     (1,480,824)

Financing activities:

Net borrowings under line of credit                                              (1,329,516)      4,261,780
Proceeds from notes payable                                                       4,319,373               -
Increase (decrease) in restricted cash                                             (145,811)        109,532
Principal payments on capital lease obligations                                    (354,175)       (314,338)
Deferred financing costs                                                           (126,561)          9,804
Proceeds from exercise of stock options                                               3,890           3,598
                                                                               -------------   -------------
      Net cash provided by financing activities                                   2,367,200       4,070,376
                                                                               -------------   -------------

Net increase in cash and cash equivalents                                           346,020        (755,936)

Cash and cash equivalents, beginning of period                                      699,194       1,757,157
                                                                               -------------   -------------

Cash and cash equivalents, end of period                                       $  1,045,214    $  1,001,221
                                                                               =============   =============

Supplemental disclosure of non-cash financing activities:

  Conversion of Series B convertible preferred stock to common stock           $      7,451    $     66,958
                                                                               =============   =============

  Acquisition of assets under capital lease                                    $          -    $    132,968
                                                                               =============   =============

     The accompanying notes are an integral part of these Consolidated Financial
Statements.

                                  iPARTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

     Interim Financial Information

     The interim consolidated financial statements as of September 30, 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date. Operating results for the Company on a quarterly basis may not be indicative of the results for the entire year due, in part, to the seasonality of the party goods industry. Historically, higher revenues and operating income have been experienced in the second and fourth fiscal quarters, while the Company has generated losses in the first and third quarters. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2005.

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

     Concentrations

     The Company purchases its inventory from a diverse group of vendors. Three suppliers account for approximately 30% of the Company's purchase of merchandise, but the Company does not believe that it is overly dependent upon any single source for its merchandise, often using more than one vendor for similar kinds of products. The Company entered into a Supply Agreement with its largest supplier on August 7, 2006 which will require the Company to increase its purchases with that vendor by 2008.

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

     The Company uses controlled disbursement banking arrangements as part of its cash management program. Outstanding checks, which were included in accounts payable, totaled $1,847,238 at September 30, 2006 and $627,269 at December 31, 2005. The Company had sufficient funds available to fund the outstanding checks when they were presented for payment.

     Restricted cash represents money deposited in blocked accounts established for the benefit of and under the control of Wells Fargo Retail Finance II, LLC, the Company's lender under its line of credit, and constitutes collateral for amounts outstanding under the Company's line of credit.

     Fair Value of Financial Instruments

     The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. The fair value of borrowings under its line of credit approximates carrying value because the debt bears interest at a variable market rate. The fair value of the capital lease obligations approximates the carrying value. The fair value of the notes payable approximates the carrying value. The fair value of the warrants was determined by using the Black-Scholes model (volatility of 108%, interest of 4.73% and expected life of five years).

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

     The activity in the allowance for obsolete and excess inventory is as follows:

                                      Nine months ended     Twelve months ended
                                         Sep 30, 2006            Dec 31, 2005
                                         ------------            ------------
      Beginning balance                  $ 1,098,974             $ 1,296,855
      Increases to reserve                   449,550                 300,000
      Write-offs against reserve            (418,067)               (497,881)
                                         ------------            ------------
      Ending balance                     $ 1,130,457             $ 1,098,974
                                         ============            ============

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

     Net income (loss) per diluted share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding, plus the common share equivalents of Series B-F preferred stock, plus the common share equivalents of the "in the money" stock options and warrant as computed by the treasury method. For the periods with net losses, the Company excludes those common share equivalents since their impact would be anti-dilutive.

     As of September 30, 2006, there were 28,503,956 potential additional common share equivalents outstanding, which were not included in the calculation of diluted net loss per share because their effect would be anti-dilutive. These included 15,623,799 shares upon the conversion of immediately convertible preferred stock, 2,083,334 shares upon the exercise of warrant with an exercise price of $0.475, 528,210 shares upon the exercise of warrant with a weighted average exercise price of $3.79 and 10,268,613 shares upon the exercise of stock options with a weighted average exercise price of $0.95.

     Stock Option Compensation Expense

     On January 1, 2006, the Company adopted the Financial Accounting Standards Board ("FASB") Statement No. 123(R), Share-Based Payments, using the modified prospective method. Under this method, stock based compensation expense is recognized for new grants beginning this fiscal year and any unvested grants prior to the adoption of Statement No. 123(R). Prior to fiscal 2006, the Company accounted for share-based payments to employees using the Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and the disclosure-only provisions of Statement No. 123, Accounting for Stock-Based Compensation. Because the Company granted stock options to employees at exercise prices equal to fair market value on the date of grant, no stock based compensation cost was recognized for option grants in periods prior to fiscal 2006.

     In response to Statement No. 123(R), on September 21, 2005, the Company's Board of Directors approved an acceleration of the vesting of certain unvested and "out-of-the-money" stock options previously awarded to employees and officers with exercise prices equal to or greater than $0.69 per share. Options held by non-employee directors were excluded from the vesting acceleration. As a result, options to purchase approximately 1.0 million shares of iParty stock became exercisable immediately. Based upon the Company's closing stock price of $0.46 on September 21, 2005, none of these options had intrinsic value on the date of acceleration.

     In making the decision to accelerate these options, the Company's Board of Directors considered the interest of the stockholders as it would reduce the Company's reported stock based compensation expense in future periods following the effectiveness of Statement No. 123(R). The future stock based compensation expense that was eliminated was approximately $508,000 on a pre-tax basis and is reflected in the pro forma footnote disclosure for the year ended December 31, 2005.

     Under Statement No. 123(R), the Company will continue to use the Black-Scholes option pricing model to determine the fair value of stock based compensation. The Black-Scholes model requires the Company to make several subjective assumptions, including the estimated length of time employees will retain their vested stock options before exercising them ("expected term"), and the estimated volatility of the Company's common stock price over the expected term, which is based on historical volatility of the Company's common stock over a time period equal to the expected term. The Black-Scholes model also requires a risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of the grant, and the dividend yield on the Company's common stock, which is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future. Changes in these assumptions can materially affect the estimate of fair value of stock based compensation and consequently, the related expense recognized on the consolidated statement of operations. Under the modified prospective method, stock based compensation expense is recognized for new grants beginning this fiscal year and any unvested grants prior to the adoption of Statement No. 123(R). The Company recognizes stock based compensation expense on a straight-line basis over the employee's vesting period.

     The Company recognized stock based compensation expense of $11,862 and $0 in the three months ended September 30, 2006 and September 24, 2005, respectively. The Company recognized stock based compensation expense of $26,439 and $0 for the nine months ended September 30, 2006 and September 24, 2005, respectively. Stock based compensation expense is included in general and administrative expense. The adoption of Statement No. 123(R) had no impact on cash flow from operations and cash flow from financing activities for the nine months ended September 30, 2006.

     In accordance with Statement No. 123(R), the results for the nine months ended September 24, 2005 have not been restated. If the stock based compensation expenses for the Company's stock option plan had been determined based upon the fair value at the grant date for awards made prior to fiscal 2006 under the plan consistent with the methodology prescribed under Statement No. 123, the Company's net loss would have been increased by $717,743 for the three months ended September 24, 2005 and $927,744 for the nine months ended September 24, 2005. Basic and diluted loss per share would have increased by $0.03 for the three months ended September 24, 2005 and $0.04 for the nine months ended September 24, 2005.

                                                    Three months    Nine months
                                                        ended          ended
                                                    Sep 24, 2005   Sep 24, 2005
                                                    -------------  -------------
Net loss:
  Reported                                          $ (2,410,661)  $ (4,122,552)
  Deduct: Total stock based compensation expense
   determined under fair value based method for all
   awards                                               (717,743)      (927,744)
                                                    -------------  -------------
  Pro forma                                         $ (3,128,404)  $ (5,050,296)
                                                    =============  =============

Loss per share:
  Reported
    Basic and diluted:                              $      (0.11)  $      (0.19)
                                                    =============  =============
  Pro forma
    Basic and diluted:                              $      (0.14)  $      (0.23)
                                                    =============  =============

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

     There were no options granted in the third quarter of fiscal 2006. The weighted-average fair market value, using the Black-Scholes option-pricing model, of the options granted in the nine month period ended September 30, 2006 was $0.30 per share, and for options granted in the three month and nine month period ended September 24, 2005 was $0.36 and $0.43 per share, respectively. The fair market value of the stock options at the date of the grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                         For the three months ended   For the nine months ended
                                         Sep 30, 2006  Sep 24, 2005   Sep 30, 2006  Sep 24, 2005
                                         ------------  ------------   ------------  ------------
Risk-free interest rate                       N/A          4.01%          5.18%         3.76%
Expected volatility                           N/A         109.0%         115.6%        111.5%
Weighted average expected life (in years)     N/A           5.0            5.0           5.0
Expected dividends                            N/A          0.00%          0.00%         0.00%

     A summary of the Company's stock options is as follows:

                                                                                        Weighted
                                  Number        Weighted                                 Average
                                    of           Average                                Remaining        Aggregate
                                   Stock        Exercise              Price               Life           Intrinsic
                                  Options         Price               Range              (Years)           Value
                              --------------- --------------- ----------------------- --------------- -----------------
Outstanding - December 31,
 2005                             10,340,841          $0.95     $0.13    -     $5.38
Granted                              100,000           0.36      0.36    -      0.36
Expired/Forfeited                   (150,813)          0.60      0.13    -      1.33
Exercised                            (21,415)          0.16      0.16    -      0.33
                              ---------------

Outstanding - September 30,
 2006                             10,268,613          $0.95     $0.13    -     $5.38            4.9            $522,095
                              ===============

Exercisable - September 30,
 2006                             10,103,695          $0.96     $0.13    -     $5.38            4.9            $519,774
                              ===============

Available for grant -
 September 30, 2006                  318,428
                              ===============

     The following table summarizes information for options outstanding and exercisable at September 30, 2006:

                                          Outstanding                           Exercisable
                         ---------------------------------------------------------------------------
                                            Weighted
                             Number         Average        Weighted       Number         Weighted
                               of          Remaining       Average          of           Average
                              Stock           Life         Exercise        Stock         Exercise
       Price Range           Options        (Years)         Price         Options         Price
----------------------------------------------------------------------------------------------------
    $0.13    -     $0.20        146,250            4.8          $0.18        142,749          $0.18
     0.21    -      0.30      3,810,532            4.5           0.25      3,801,926           0.25
     0.31    -      0.50      1,173,371            5.9           0.36      1,049,076           0.35
     0.51    -      1.00      3,169,830            6.5           0.77      3,141,314           0.77
     1.01    -      3.50        978,630            2.8           2.18        978,630           2.18
     3.51    -      5.38        990,000            2.6           3.82        990,000           3.82
                         ---------------                              ---------------
 Total                       10,268,613            4.9          $0.95     10,103,695          $0.96
                         ===============                              ===============

       The total fair value of shares vested during the three months ended September 30, 2006 was $630. The remaining unrecognized stock based compensation expense related to unvested awards at September 30, 2006, was $48,345 and the period of time over which this expense will be recognized is 3.0 years.

       Property and Equipment

       Property and equipment are stated at cost less accumulated depreciation and are depreciated on the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to operations as incurred. A listing of the estimated useful life of the various categories of property and equipment is as follows:

Asset Classification                    Estimated Useful Life
------------------------------          -----------------------------------
Leasehold improvements                  Lesser of term of lease or 10 years
Furniture and fixtures                  7 years
Computer hardware and software          3 years
Equipment                               5 years

       Intangible Assets

       Intangible assets consist primarily of the value of a five-year non-compete agreement from Party City Corporation and its affiliates that covers Massachusetts, Maine, New Hampshire, Vermont, Rhode Island, and Windsor and New London counties in Connecticut which expires in 2011. This asset has an estimated life of 60 months. Also included is the value related to the retail store lease that the Company acquired from Party City in Peabody, Massachusetts. This asset has an estimated life of 90 months. The other intangible assets consist of legal and other transaction fees related to the three-year note payable due on September 15, 2009. These assets are being amortized over the life of the note payable.

       Intangible assets as of September 30, 2006 and December 31, 2005 were:

                                  Sep 30, 2006        Dec 31, 2005
                              ----------------------------------------
Non-compete agreement             $     1,725,369                   -
Lease valuation                           459,700                   -
Other                                     154,949                   -
                              ----------------------------------------
Intangible assets                       2,340,018                   -
Less: accumulated amortization            (72,032)                  -
                              ----------------------------------------
Intangible assets, net            $     2,267,986     $             -
                              ========================================

       Amortization expense for these intangible assets was $72,032 and $0 for the three months ended September 30, 2006 and September 24, 2005 respectively. The non-compete agreement amortization expense is included in general and administrative expense on the Consolidated Statement of Operations. The occupancy valuation amortization expense is included in cost of goods sold and occupancy costs. The amortization expense for the other intangible assets is included in general and administrative expense.

       Future amortization expense related to these intangible assets as of September 30, 2006:

          Year                  Amount
          ----           --------------------
          2006                      $114,504
          2007                       458,017
          2008                       458,017
          2009                       440,800
          2010                       406,367
          Thereafter                 390,281
                         --------------------
          Total                   $2,267,986
                         ====================

       Accounting for the Impairment of Long-Lived Assets

       In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows. The Company's review considers store operating results, future sales growth and cash flows.

Subsequent Events

       On October 24, 2006, the Company, pursuant to its Supply Agreement with Amscan Inc. dated August 7, 2006, elected to convert $1,143,896 of extended payables originally due to Amscan as of August 8, 2006 as well as an additional $675,477 of payables due to Amscan as of September 28, 2006 into a single subordinated promissory note in the total principal amount of $1,819,373. The note will bear interest at the rate of 11.0% per annum and will be payable in thirty-six (36) equal monthly installments of principal and interest of $59,562.48 commencing on November 1, 2006, and on the first day of each month thereafter until October 1, 2009, when the entire remaining principal balance and all accrued interest shall be due and payable.

       On October 30, 2006, the Company further amended its agreement with Wells Fargo to extend the maturity date of its outstanding term loan in the amount of $500,000 from October 31, 2006 to January 2, 2007.

       On October 9, 2006, the Company decided to close its store in East Providence, Rhode Island effective November 4, 2006 due to underperforming sales. As a result of this closing, the Company will incur a charge in the fourth quarter of approximately $120,000 related to remaining lease payments and other closing costs. The initial term of the lease is due to expire on August 31, 2007.

       On November 13, 2006, the Company signed a commitment letter with Wells Fargo to extend its line of credit for three years to January 2, 2010. In addition to the three year extension, the terms of the commitment letter include an option to increase the line of credit to $15,000,000. The Company expects to sign a new agreement with Wells Fargo which incorporates the terms of the commitment letter prior to the maturity date on the existing line of credit. However, the obligation of Wells Fargo to establish the credit facility contemplated by the commitment letter is not unconditional and is subject to the satisfaction of certain terms and conditions specified in the commitment letter, including the execution and delivery of definitive loan documents.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and related Notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and related Notes and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

       Certain statements in this Quarterly Report on Form 10-Q, particularly statements contained in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate", "believe", "estimate", "expect", "plan", "intend" and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Forward-looking statements included in this Quarterly Report on Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission ("SEC"), reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements. Such future results are based upon our best estimates based upon current conditions and the most recent results of operations. Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this Quarterly Report on Form 10-Q. These include, but are not limited to, those described below under the heading "Factors That May Affect Future Results" and in Part II, Item 1A, "Risk Factors" as well as under Item 1A, "Risk Factors" of our most recently filed Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

       We believe we are a leading brand in the party industry in the markets we serve and a leading resource in those markets for consumers seeking party goods, party planning advice and relevant information. We are a party goods retailer operating stores throughout New England, where 46 of our 51 retail stores are located. We also license the name "iparty.com" (at www.iparty.com) to a third party in exchange for royalties, which to date have not been significant.

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

       The following table shows the number of stores in operation:

                           For the three months ended      For the nine months ended
                         ------------------------------  ------------------------------
                          Sep 30, 2006   Sep 24, 2005     Sep 30, 2006   Sep 24, 2005
                         ------------------------------  ------------------------------
Beginning of period                  50             45               50             44
Openings / Acquisitions               1              5                1              6
Closings                              -              -                -              -
                         ------------------------------  ------------------------------
End of period                        51             50               51             50
                         ==============================  ==============================

       On August 7, 2006, we acquired one store in Peabody, Massachusetts.

       Our stores feature over 20,000 products ranging from paper party goods, Halloween costumes, greeting cards and balloons to more unique merchandise such as pinatas, tiny toys, masquerade and Hawaiian Luau items. Our sales are driven by the following holiday and party events: Halloween, Christmas, Easter, Valentine's Day, New Year's, Independence Day, St. Patrick's Day, Thanksgiving and Hanukkah. We also focus our business closely on lifetime events such as anniversaries, graduations, birthdays, and bridal or baby showers.

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

       Among our primary goals are to increase our comparable store sales, increase our gross profit margin percentage and leverage our occupancy costs, marketing and sales expense and general and administrative expense as the 12 stores we opened over the past two years reach maturity. We do not currently plan to open any new stores. We acquired one store in August 2006.

Results of Operations

       Fiscal year 2006 has 52 weeks and ends on December 30, 2006. Fiscal year 2005 had 53 weeks and ended on December 31, 2005.

       The third quarter of fiscal year 2006 had 13 weeks and ended on September 30, 2006. The third quarter of fiscal year 2005 had 13 weeks and ended on September 24, 2005.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 24, 2005

       Revenues

       Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale. Our consolidated revenues for the third quarter of fiscal 2006 were $17,240,535, an increase of $2,041,484, or 16.2% from the third quarter of the prior fiscal year.


                           For the three months ended
                    ----------------------------------------
                        Sep 30, 2006        Sep 24, 2005
                    ----------------------------------------
Revenues                    $17,240,535         $14,839,051

Increase in revenues               16.2%               12.8%

       Sales for the third quarter of fiscal 2006 included sales from 45 comparable stores (defined as stores open for at least one full year), sales from five new stores that opened in the third quarter of 2005 and which were not included in comparable store sales for the third quarter of 2006 until they had been open for one full year, and sales from one store that was acquired during the third quarter of 2006. Comparable store sales for the quarter increased by 7.0%.

       Cost of goods sold and occupancy costs

       Cost of goods sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores. Our cost of goods sold and occupancy costs for the third quarter of fiscal 2006 was $10,266,805, or 59.6% of revenues, an increase of $1,224,640 and a decrease of 1.3 percentage points, as a percentage of revenues, from the third quarter of the prior fiscal year.

                                          For the three months ended
                                        ------------------------------
                                         Sep 30, 2006   Sep 24, 2005
                                        ------------------------------
Cost of goods sold and occupancy costs     $10,266,805     $9,042,165

Percentage of revenues                            59.6%          60.9%

        As a percentage of revenues, the decrease in cost of goods sold and occupancy costs was primarily attributable to improved pricing from vendors and improved product mix.

       Marketing and sales expense

       Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores. Our consolidated marketing and sales expense for the third quarter of fiscal 2006 was $6,583,780, or 38.2% of revenues, an increase of $379,240 and a decrease of 3.6 percentage points, as a percentage of revenues, from the third quarter of the prior fiscal year.

                                For the three months ended
                              ------------------------------
                               Sep 30, 2006   Sep 24, 2005
                              ------------------------------
Marketing and sales               $6,583,780     $6,204,540

Percentage of revenues                  38.2%          41.8%

       As a percentage of revenues, the decrease in marketing and sales expense was primarily attributable to store payroll and lower pre-opening related expenses.

       General and administrative expense

       General and administrative ("G&A") expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses. Our consolidated G&A expense for the third quarter of fiscal 2006 was $1,639,993, or 9.5% of revenues, a decrease of $212,054 and
3.0 percentage points, as a percentage of revenues, from the third quarter of the prior fiscal year.

                                For the three months ended
                              ------------------------------
                               Sep 30, 2006   Sep 24, 2005
                              ------------------------------
General and administrative        $1,639,993     $1,852,047

Percentage of revenues                   9.5%          12.5%

       The decrease in G&A expense is largely attributable to reductions in professional fees related to the support of our point-of-sale system and information technology consulting fees offset by the amortization expense of the non-compete agreement, compared to the third quarter of fiscal 2005.

       Operating loss

       Our operating loss for the third quarter of fiscal 2006 was $1,250,043, or 7.3% of revenues, compared to an operating loss of $2,259,701, or 15.2% of revenues for the third quarter of the prior fiscal year.

       Interest expense, net

       Our interest expense in the third quarter of fiscal 2006 was $222,285, an increase of $70,849 from the third quarter of the prior fiscal year. The increase in the third quarter of fiscal 2006 was due to an increase in interest rates, interest related to notes payable, and warrant expense related to notes payable. Our average loan balance was approximately $7,112,625 during the third quarter of fiscal 2006 compared to $7,242,844 in the third quarter of fiscal 2005, which decreased interest expense by approximately $3,011. However, the effective interest rate on our borrowings under our line of credit was 9.2% during the third quarter of fiscal 2006 compared to 6.9% in the third quarter of fiscal 2005, which increased interest expense by approximately $41,919. The interest expense in the third quarter of 2006 related to the notes payable and warrants was $10,137 and $17,046, respectively. The interest rate on our line of credit for the third quarter of 2006 is based on the bank's base rate plus 75 basis points. There was no interest income offsetting the interest expense in the third quarter of fiscal 2006, a decrease of $477 from the third quarter of fiscal 2005.

       Income taxes

       We have not provided for income taxes for the third quarter of fiscal 2006 or fiscal 2005 due to the uncertainty of future taxable income.

       At the end of fiscal 2005, we had estimated net operating loss carryforwards of approximately $23.7 million, which begin to expire in 2018. In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards will be subject to annual limitations based upon certain ownership changes of our stock that have occurred or that may occur.

       Net Loss

       Our net loss in the third quarter of fiscal 2006 was $1,472,328, or $0.07 per basic and diluted share, compared to a net loss of $2,410,661, or $0.11 per basic and diluted share, in the third quarter of the prior fiscal year.

Nine months ended September 30, 2006 Compared to Nine months ended September 24, 2005

       Revenues

       Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale. Our consolidated revenues for the first nine months of fiscal 2006 were $49,373,503, an increase of $4,857,167, or 10.9% from the first nine months of the prior fiscal year.

                                For the nine months ended
                              ------------------------------
                               Sep 30, 2006   Sep 24, 2005
                              ------------------------------
Revenues                         $49,373,503    $44,516,336

Increase in revenues                    10.9%           9.8%

       Sales for the first nine months of fiscal 2006 included sales from 45 comparable stores (defined as stores open for at least one full year), sales from five new stores that opened in the third quarter of 2005 and which were not included in comparable store sales for the first nine months of 2006 until they had been open for one full year, and sales from one store that was acquired during the third quarter of 2006. Our comparable store sales for the nine month year-to-date period increased by 2.6%.

       Cost of goods sold and occupancy costs

       Cost of goods sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores. Our cost of goods sold and occupancy costs for the first nine months of fiscal 2006 was $29,662,875, or 60.1% of revenues, an increase of $2,910,533 and remained the same as a percentage of revenues, from the first nine months of the prior fiscal year.

                                          For the nine months ended
                                        ------------------------------
                                         Sep 30, 2006   Sep 24, 2005
                                        ------------------------------
Cost of goods sold and occupancy costs     $29,662,875    $26,752,342

Percentage of revenues                            60.1%          60.1%

       Marketing and sales expense

       Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores. Our consolidated marketing and sales expense for the first nine months of fiscal 2006 was $17,931,894, or 36.3% of revenues, an increase of $1,615,077 and a decrease of 0.4 percentage points, as a percentage of revenues, from the first nine months of the prior fiscal year.

                                For the nine months ended
                              ------------------------------
                               Sep 30, 2006   Sep 24, 2005
                              ------------------------------
Marketing and sales              $17,931,894    $16,316,817

Percentage of revenues                  36.3%          36.7%

       As a percentage of revenues, the decrease in marketing and sales expense was primarily attributable to lower pre-opening related expenses.

       General and administrative expense

       General and administrative ("G&A") expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses. Our consolidated G&A expense for the first nine months of fiscal 2006 was $4,737,681, or 9.6% of revenues, a decrease of $449,508 and 2.1 percentage points, as a percentage of revenues, from the first nine months of the prior fiscal year.

                                For the nine months ended
                              ------------------------------
                               Sep 30, 2006   Sep 24, 2005
                              ------------------------------
General and administrative        $4,737,681     $5,187,189

Percentage of revenues                   9.6%          11.7%

       The decrease in general and administrative expense in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 is largely attributable to reductions in professional fees related to our compliance work for Section 404 of Sarbanes-Oxley Act, support of our point-of-sale system and information technology consulting fees offset by the amortization expense of the non-compete agreement.

       Operating loss

       Our operating loss for the first nine months of fiscal 2006 was $2,958,947, or 6.0% of revenues, compared to an operating loss of $3,740,012, or 8.4% of revenues for the first nine months of the prior fiscal year.

       Interest expense, net

       Our interest expense in the first nine months of fiscal 2006 was $550,398, an increase of $167,100 from the first nine months of the prior fiscal year. The increase in the first nine months of fiscal 2006 was due primarily to an increase in interest rates, a higher average loan balance, interest related to notes payable, and warrant expense related to notes payable. Our average loan balance was approximately $6,759,048 during the first nine months of fiscal 2006 compared to $6,360,499 in the first nine months of fiscal 2005, which increased interest expense by approximately $26,336. The effective interest rate on our borrowings under our line of credit was 9.0% during the first nine months of fiscal 2006 compared to 6.3% in the first nine months of fiscal 2005, which increased interest expense by approximately $126,263. The interest expense for the first nine months of 2006 related to notes payable and warrants was $10,137 and $17,046, respectively. The interest rate on our line of credit in the first nine months is based on the bank's base rate plus 75 basis points. Interest income offsetting the interest expense in the first nine months of fiscal 2006 was $592, a decrease of $166 from the first nine months of the prior fiscal year.

       Income taxes

       We have not provided for income taxes for the first nine months of fiscal 2006 or fiscal 2005 due to the uncertainty of future taxable income.

       At the end of fiscal 2005, we had estimated net operating loss carryforwards of approximately $23.7 million, which begin to expire in 2018. In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards will be subject to annual limitations based upon certain ownership changes of our stock that have occurred or that may occur.

       Net Loss

       Our net loss in the first nine months of fiscal 2006 was $3,508,753, or $0.16 per basic and diluted share, compared to a net loss of $4,122,552, or $0.19 per basic and diluted share, in the first nine months of the prior fiscal year.

Liquidity and Capital Resources

       Our operating activities provided $279,980 in the first nine months of fiscal 2006 compared to a use of $3,345,488 in the first nine months of the prior fiscal year, a decrease of $3,625,468. The decrease in cash used in operating activities was primarily due to lower purchases of inventory offset by an increase in prepaid expenses for occupancy costs and advertising. In the first nine months of fiscal 2005, inventory purchases were higher due to the initial inventory purchases related to the six new stores that were opened during that period. We did not open any new stores in the first nine months of fiscal 2006.

       We used $2,301,160 in investing activities in the first nine months of fiscal 2006 compared to $1,480,824 in the first nine months of the prior fiscal year. The cash invested in the first nine months of fiscal 2006 was primarily due to the acquisition in August 2006 of a retail store located in Peabody, Massachusetts and a five-year non-compete agreement from Party City for aggregate consideration of $1,870,617. This consideration included closing costs of $19,117 for prepaid rent and utilities. The cash invested in the first nine months of fiscal 2005 was primarily for fixed assets associated with new store openings in that period and point-of-sale system enhancements.

       We provided $2,367,200 by financing activities in the first nine months of fiscal 2006 compared to $4,070,376 in the first nine months of the prior fiscal year, a decrease of $1,103,176. We decreased our borrowings under our line of credit by $1,329,516 in the first nine months of fiscal 2006 (to $5.3 million) compared to an increase of $4,261,780 in the first nine months of fiscal 2005 (to $9.5 million). The borrowings under our line of credit in the first nine months of fiscal 2006 were lower than the first nine months of fiscal 2005 primarily due to paying the line of credit down with funds received from a $2.5 million note payable that we entered into during the third quarter of 2006. Other factors contributing to higher borrowings in the first nine months of 2005 were capital expenditures related to the six 2005 new store openings, enhancements to our point-of-sale system, and to support our net loss.

       At September 30, 2006, we had a line of credit (the "line of credit") with Wells Fargo Retail Finance II, LLC ("Wells Fargo"), which, as amended, has a maturity date of January 2, 2007, has a current credit limit of $12,500,000, and bears interest at the bank's base rate plus 50 basis points. Our inventory and accounts receivable secure our line of credit. We borrow against these assets at agreed upon advance rates, which may vary at different times of the year.

       During the third quarter, on August 7, 2006, we further amended our agreement with Wells Fargo to permit us to enter into a Supply Agreement with Amscan Inc. ("Amscan") and an Asset Purchase Agreement with Party City Corporation ("Party City"). The amendment also allows for us to incur the indebtedness represented by the Amscan Note and the Party City Note (each as defined below), and to incur other unsecured subordinated indebtedness consented to by Wells Fargo.

       Subsequent to the end of our third quarter, on November 13, 2006, we signed a commitment letter with Wells Fargo to extend our line of credit for three years to January 2, 2010. In addition to the three year extension, the terms of the commitment letter include an option to increase the line of credit to $15,000,000. We expect to sign a new agreement with Wells Fargo which incorporates the terms of the commitment letter prior to the maturity date on the existing line of credit. However, the obligation of Wells Fargo to establish the credit facility contemplated by the commitment letter is not unconditional and is subject to the satisfaction of certain terms and conditions specified in the commitment letter, including the execution and delivery of definitive loan documents.

       Our inventory consists of party supplies which are valued at the lower of moving weighted-average cost or market and are reduced by an allowance for obsolete and excess inventory and other adjustments, including vendor rebates, discounts and freight costs. Our line of credit availability calculation allows us to borrow against "acceptable inventory at cost," which takes our inventory at cost and reflects adjustments that our lender has approved which may be different than adjustments we use for valuing our inventory in our financial statements, such as the adjustment to reserve for inventory shortage. The amount of "acceptable inventory at cost" was $18,035,708 at September 30, 2006.

       Our accounts receivable consist primarily of vendor rebate receivables and credit card receivables. Our line of credit availability calculation allows us to borrow against "eligible credit card receivables," which are the credit card receivables for the previous two to three days of business. The amount of "eligible credit card receivables" was $320,167 at September 30, 2006.

       Our total borrowing base is determined by adding the "acceptable inventory at cost" times an agreed upon advance rate plus the "eligible credit card receivables" times an agreed upon advance rate but not to exceed our established credit limit, which was $12,500,000 at September 30, 2006. Under the terms of our line of credit, our $12,500,000 credit limit was further reduced by
(1) a minimum availability block, (2) customer deposits, (3) gift certificates,
(4) merchandise credits and (5) outstanding letters of credit. Therefore, our additional availability was $7,232,742 at September 30, 2006 and $386,681 at December 31, 2005.

       The amount outstanding under our line was $5,306,358 as of September 30, 2006, and $6,635,874 as of December 31, 2005. The outstanding balances under our line are classified as current liabilities in the accompanying consolidated balance sheets since we are required to apply daily lock-box receipts to reduce the amount outstanding. As of November 10, 2006, we were in compliance with the covenants under the line of credit.

       On January 17, 2006, we amended our agreement with Wells Fargo to allow for a $500,000 term loan which increased our borrowing base, but did not increase our $12.5 million credit limit. We borrowed the full $500,000 on that date. The interest rate on the term loan is the bank's base rate plus 125 basis points. During the time the term loan remains outstanding, the interest rate on our line of credit is the bank's base rate plus 75 basis points. The amendment also waived a default as a consequence of the fact that the principal balance of the line of credit exceeded our availability on January 12, 2006.

       Subsequent to the end of our third quarter, on October 30, 2006, we further amended our agreement with Wells Fargo to extend the maturity date of our outstanding term loan in the amount of $500,000 from October 31, 2006 to January 2, 2007.

       Our Supply Agreement with Amscan gives us the right to receive certain additional rebates and more favorable pricing terms over the term of the agreement than generally were available to us under our previous terms with Amscan. The right to receive additional rebates, and the amount of such rebates, are subject to our achievement of increased levels of purchases and other factors provided for in the Supply Agreement. In exchange, the Supply Agreement obligates us to purchase increased levels of merchandise from Amscan until 2012. The Supply Agreement provides for a ramp-up period during 2006 and 2007 and, beginning with calendar year 2008, requires us to purchase on an annual basis merchandise equal to the total number of our stores open during such calendar year, multiplied by $180,000. The Supply Agreement provides for penalties in the event we fail to attain the annual purchase commitment.

       The Supply Agreement also provided for Amscan to extend, until October 31, 2006, approximately $1,150,000 of certain currently due Amscan payables owed by us to Amscan which would otherwise have been payable by us on August 8, 2006 (the "extended payables") and gave us the right, at our option, to convert the extended payables into a subordinated promissory note (the "Amscan Note").

       Subsequent to the end of our third quarter, on October 24, 2006, we elected to convert $1,143,896 of extended payables originally due to Amscan as of August 8, 2006 as well as an additional $675,477 of payables due to Amscan as of September 28, 2006 into a single subordinated promissory note in the total principal amount of $1,819,373. In accordance with the Supply Agreement, the note will bear interest at the rate of 11.0% per annum and will be payable in thirty-six (36) equal monthly installments of principal and interest of $59,562.48 commencing on November 1, 2006, and on the first day of each month thereafter until October 1, 2009, when the entire remaining principal balance and all accrued interest shall be due and payable.

       On August 7, 2006, we also entered into and simultaneously closed an Asset Purchase Agreement with Party City, an affiliate of Amscan, pursuant to which we acquired a Party City retail party goods store in Peabody, Massachusetts and received a five-year non-competition covenant from Party City, for aggregate consideration of $2,450,000, payable by a subordinated note in the principal amount of $600,000, which will bear interest at the rate of 12.25% per annum (the "Party City Note") and $1,850,000 in cash. The Party City Note will be payable by quarterly interest-only payments over four years, with the full principal amount due at the note's maturity on August 7, 2010.

       On September 15, 2006, we entered into a Securities Purchase Agreement pursuant to which we raised $2.5 million through a combination of subordinated debt and warrants issued on September 15, 2006 to Highbridge International LLC ("Highbridge"), an institutional accredited investor.

       Under the terms of the financing, we issued Highbridge a three-year subordinated note (the "Highbridge Note") that bears interest at an interest rate of prime plus one percent. The note matures on September 15, 2009. In addition, we issued Highbridge a warrant (the "Highbridge Warrant") exercisable for 2,083,334 shares of our common stock at an exercise price of $0.475 per share, or 125% of the closing price of our common stock on the day immediately prior to the closing of the transaction. We allocated approximately $613,651 of value to the warrants using the Black-Scholes model (volatility of 108%, interest of 4.73% and expected life of five years). The warrants are being amortized using the effective interest method over the life of the note payable. The agreements entered into in connection with the financing provide for certain restrictions and covenants consistent with Highbridge's status as a subordinated lender, and also grant Highbridge resale registration rights with respect to the shares of common stock underlying the Highbridge Warrant.

       The issuance of the Highbridge Warrant triggered certain anti-dilution provisions of our Series B, C, and D convertible preferred stock. As a result, the outstanding shares of these three series of preferred stock are now convertible into approximately 442,354 additional shares of common stock. The issuance of the Highbridge Warrant, however, did not trigger the anti-dilution provisions of our Series E or F convertible preferred stock or any of our other outstanding warrant.

       Our prospective cash flows are subject to certain trends, events and uncertainties, including our operating results for the Halloween season, which is our single most important season, as well as demands for working capital to improve our infrastructure, respond to economic conditions, take advantage of strategic opportunities, support growth, and meet our contractual commitments. We expect our capital expenditures for the balance of 2006 to be primarily related to general store improvements and continued enhancements of our point of sale system. We have also deferred a final decision regarding when to replace our merchandising system, which we had planned to begin in late 2006 with an installation in fiscal 2007. Our current operating plan includes opening no additional new stores in the next twelve months.

       Based on our current operating plan, we believe that anticipated revenues from operations and borrowings available under our line of credit, which we expect to be able to extend to January 2, 2010 in accordance with the commitment letter we signed with Wells Fargo on November 3, 2006, will be sufficient to fund our operations and working capital requirements through at least the next twelve months.

       Contractual obligations at September 30, 2006 were as follows:

                                                                       Payments Due By Period
                                             ---------------------------------------------------------------------------
                                                                Within         Within
                                                 Within          2 - 3          4 - 5          After
                                                 1 Year          Years          Years         5 Years         Total
                                             ---------------------------------------------------------------------------
Line of credit                                $   5,306,358  $           -  $           -  $           -  $   5,306,358
Capital lease obligations                           449,311         65,867              -              -        515,178
Notes payable                                       541,514      3,777,859        600,000              -      4,919,373
Operating leases (including retail space
 leases)                                          8,442,644     14,523,152     11,750,164     11,875,836     46,591,796
                                             ---------------------------------------------------------------------------
Total contractual obligations                 $  14,739,827  $  18,366,878  $  12,350,164  $  11,875,836  $  57,332,705
                                             ===========================================================================

       In addition, at September 30, 2006, we had outstanding purchase orders totaling approximately $2,875,767 for the acquisition of inventory and non-inventory items that was scheduled for delivery after September 30, 2006.

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

Geographic Concentration

       As of September 30, 2006, we operated a total of 51 stores, 46 of which are located in New England. As a result, a severe or prolonged regional recession or regional changes in demographics, employment levels, population, weather patterns, real estate market conditions, consumer confidence and spending patterns or other factors specific to the New England region may adversely affect us more than a company that is more geographically diverse.

Effects of Inflation

       While we do not view the effects of inflation as having a direct material effect upon our business, we believe that volatility in oil and gas prices impact the cost of producing petroleum-based/plastic products, which are a key raw material in much of our merchandise, and also impact prices of shipping products made overseas in foreign countries, such as China, which includes much of our merchandise. Volatile oil and gas prices also impact our freight costs, consumer confidence and spending patterns. These and other issues directly or indirectly affecting our vendors and us could adversely affect our business and financial performance.

Factors That May Affect Future Results

       Our business is subject to certain risks that could materially affect our financial condition, results of operations, and the value of our common stock. These risks include, but are not limited to, the ones described under Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and Part II, Item 1A, "Risk Factors" of subsequent Quarterly Reports on Form 10-Q, including this one. Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that harm our business, financial condition, results of operations, or the value of our common stock.

Critical Accounting Policies and Estimates

       Our financial statements are based on the application of significant accounting policies, many of which require management to make significant estimates and assumptions (see Note 1 to the Consolidated Financial Statements). We believe the following accounting policies to be those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management's estimates and projections, there could be a material effect on our financial statements.

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

       We also make adjustments to reduce the value of our inventory for an allowance for obsolete and excess inventory, which is based on our review of inventories on hand compared to estimated future sales. We conduct reviews periodically throughout the year on each stock keeping unit ("SKU"). As we identify obsolete and excess inventory, we take immediate measures to reduce our inventory risk on these items and we adjust our allowance accordingly. Thus, actual results could differ from our estimates.

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

       Impairment of Long-Lived Assets

       In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we perform a review of each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows. Our review considers store operating results, future sales growth and cash flows. The conclusion regarding impairment may differ from current estimates if underlying assumptions or business strategies change. We were not aware of any impairment indicators for any of our stores at September 30, 2006. However, subsequent to the end of the third quarter we decided to close its store in East Providence, Rhode Island effective November 4, 2006 due to underperforming sales. As a result of this closing, we will incur a charge in the fourth quarter of approximately $120,000 related to remaining lease payments and other closing costs. The initial term of the lease is due to expire on August 31, 2007.

       Income Taxes

       Historically, we have not recognized an income tax benefit for our losses. Accordingly, we record a valuation allowance against our deferred tax assets because of the uncertainty of future taxable income and the realizability of the deferred tax assets. In determining if a valuation allowance against our deferred tax asset is appropriate, we consider both positive and negative evidence. The positive evidence that we considered included (1) we were profitable in 2004 and 2003 due to the success of our Halloween seasons, (2) we have achieved positive comparable store sales growth for the last three years and (3) improved merchandise margins in 2004 and 2003. The negative evidence that we considered included (1) after two years of profitability we realized a net loss in 2005, (2) our merchandise margins decreased in 2005, (3) our future profitability is vulnerable to certain risks, including (a) the risk that we may not be able to generate significant taxable income to fully utilize our net operating loss carryforwards of approximately $23.7 million, (b) the risk of unseasonable weather and other factors in a single geographic region, New England, where our stores are concentrated, (c) the risk of being so dependent upon a single season, Halloween, for a significant amount of annual sales and profitability and (d) the risk of rising prices for petroleum products, which are a key raw material for much of our merchandise and which affect our freight costs and those of our suppliers and affect our customers' spending levels and patterns, (4) the costs that opening new stores will put pressure on our profit margins until these stores reach maturity, (5) the investment in infrastructure required in fiscal 2006 will increase our costs and (6) the expected costs of increased regulatory compliance, including, without limitation, those associated with Section 404 of the Sarbanes-Oxley Act, will likely have a negative impact on our profitability.

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

       Stock Option Compensation Expense

       On January 1, 2006, we adopted Statement No. 123(R) using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement No. 123 for all awards granted to employees prior to the effective date of Statement No. 123(R) that remain unvested on the effective date. Prior to January 1, 2006, we accounted for our stock option compensation agreements with employees under the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and the disclosure-only provisions of Statement No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of Financial Accounting Standards Board ("FASB") Statement No. 123.

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

New Accounting Pronouncements

       In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation of FASB Statement No. 109, Accounting for Uncertainty in Income Taxes, which is a clarification of FASB Statement No. 109, Accounting for Income Taxes. Interpretation of FASB 48 ("FIN 48") is effective for fiscal years beginning after December 15, 2006.

       FIN 48 prescribes a minimum recognition threshold that a tax position must meet before it can be recognized in the financial statements. This Interpretation also provides guidance of derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

       FIN 48 evaluates tax positions by utilizing a two step approach (recognition and measurement).

     o Recognition occurs when an enterprise determines whether it is more likely than not that a tax position will be sustained upon examination. Once the enterprise has determined that the tax position will be recognized, the measurement step (step two) needs to be evaluated.

     o A tax position that meets the criteria in step one is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

       We have not yet completed our evaluation of the impact of adoption on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

       There has been no material change in our market risk exposure since the filing of our Annual Report on Form 10-K.

Item 4. Controls and Procedures


       (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2006. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, communicated to management, including our CEO and CFO, and reported within the time periods specified in the SEC's rules and forms.

       (b) Changes in Internal Controls. No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

       Not applicable.

Item 1A. Risk Factors

       Except as noted below, there have been no material changes to the risk factors previously disclosed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 30, 2006.

       We supplement the risk factor, "We face new competitive threats as a result of consolidation in our industry following Amscan's acquisition of Party City Corporation," which appears on page 5 of our Annual Report. On August 7, 2006 we announced that we had entered into a Supply Agreement with Amscan which extends to 2012 and obligates us to purchase increased levels of merchandise from Amscan, our largest supplier, in exchange for, among other things, the right to receive certain additional rebates and more favorable pricing terms over the life of the agreement than were generally available to us under our previous terms with Amscan. On that same date, we announced that we had entered into a $2.45 million dollar agreement with Party City pursuant to which we acquired Party City's retail store in Peabody, Massachusetts and received a five-year non-competition agreement from Party City and its affiliates that covers Massachusetts, Maine, New Hampshire, Vermont, Rhode Island, and Windsor and New London counties in Connecticut. Notwithstanding these agreements with Amscan and Party City, Amscan's acquisition of Party City and its status as our largest supplier and the largest supplier in our industry, could continue to adversely affect our ability to compete favorably or operate successfully in a changed marketplace. Price pressures, particularly in the event of a strain or rupture in our relationship with Amscan, could erode our margins and cause our financial results of operations to suffer.

       We also supplement the risk factor, "Our failure to generate sufficient cash to meet our liquidity needs may affect our ability to service our indebtedness and grow our business," which appears on pages 6 and 7 of our Annual Report. Our existing line of credit with Wells Fargo matures on January 2, 2007. Subsequent to the end of the third quarter, on November 3, 2006, we signed a commitment letter with Wells Fargo to extend our line of credit for three years to January 2, 2010. In addition to the three year extension, the terms of the commitment letter include an option to increase the line of credit to $15,000,000. We expect to sign a new agreement with Wells Fargo which incorporates the terms of the commitment letter prior to the maturity date on the existing line of credit, but can provide no assurance that we will in fact be able to do so, in which case our business prospects could be materially and adversely affected.

Item 2. Unregistered Sales of Equity and Securities and Use of Proceeds

       We filed a Current Report on Form 8-K on September 18, 2006 with respect to the unregistered sale of certain securities to Highbridge International LLC, an institutional accredited investor, that would otherwise be required to be reported under this Item 2.

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

                                iPARTY CORP.

                                By:     /s/ SAL PERISANO
                                        ----------------
                                        Sal Perisano
                                        Chairman of the Board and Chief
                                        Executive Officer
                                        (Principal Executive Officer)


                                By:     /s/ PATRICK FARRELL
                                        -------------------
                                        Patrick Farrell
                                        President and Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)


Dated:  November 14, 2006

                                  EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
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