Form 10-K
period 2006-12-30
IPARTY CORP
filed 2007-03-19
CIK 1078383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 30, 2006

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

On July 1, 2006, the aggregate market value of the voting common equity of the registrant (consisting of common stock, $.001 par value (the “common stock”)) held by nonaffiliates of the registrant was approximately $7,891,620 based on the closing price for such common stock on said date as reported by the American Stock Exchange.  On March 16, 2007 there were 22,622,825 shares of common stock, $.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual stockholders’ meeting scheduled to be held June 6, 2007, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 30, 2006, are incorporated by reference into Part III.

PART I

ITEM 1.  BUSINESS

General

We believe we are a leading brand in the party industry in the markets we serve and a leading resource in those markets for consumers seeking party goods, party planning advice and relevant information.  We are a party goods retailer operating stores throughout New England, where 45 of our 50 retail stores are located.  We also license the name iParty.com (at www.iparty.com) to a third party in exchange for royalties, which to date have not been significant.  We generated $78.5 million in total revenues and $0.4 million of net income in fiscal 2006.

Our 50 retail stores are located predominantly in New England with 26 stores in Massachusetts, 7 in Connecticut, 6 in New Hampshire, 2 in Rhode Island, 3 in Maine and 1 in Vermont.  We also operate 5 stores in Florida.  Our stores range in size from approximately 8,000 square feet to 20,300 square feet and average approximately 9,800 square feet in size.  We lease our properties, typically for 10 years and usually with options from our landlords to renew our leases for an additional 5 or 10 years.

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

Our business has a seasonal pattern.  In the past three years, we have realized an average of approximately 37.5% of our annual revenues in our fourth quarter, which includes Halloween and Christmas, and an average of approximately 23.4% of our revenues in the second quarter, which includes school graduations.  Also, during these past three years, we have had net income in our second and fourth quarters and generated losses in our first and third quarters.

Our executive offices are located at 270 Bridge Street, Suite 301, Dedham, Massachusetts, 02026.  Our phone number is (781) 329-3952.  Our licensed website is located at www.iparty.com.  The information contained on our licensed website does not constitute a part of this Annual Report.

Where a reference is made in this Annual Report to a particular year or years, it is a reference to our fiscal year, unless the context indicates otherwise.  For example, “2006” refers to our 52-week fiscal year ended December 30, 2006, “2005” refers to our 53-week fiscal year ended December 31, 2005 and “2004” refers to our 52-week fiscal year ended December 25, 2004.

Organization

We are currently a party goods retail chain operating 50 stores. We were first incorporated as iParty Corp. (“iParty”) on March 12, 1998.  On January 2, 2000, iParty Corp. was listed on the American Stock Exchange under ticker symbol “IPT”.

On August 3, 2000, iParty Retail Stores Corp. (“iParty Retail”) was incorporated as a wholly-owned subsidiary of iParty Corp. to operate a chain of retail stores selling party goods.  On August 15, 2000, iParty Retail acquired inventory, fixed assets and the leases of 33 retail stores from The Big Party Corporation (“The Big Party”), a privately-held company which was operating under bankruptcy protection, in exchange for cash and the assumption of certain liabilities.  This acquisition was approved on August 16, 2000 by the United States Bankruptcy Court for the District of Delaware.  We have subsequently opened an additional 17 stores, acquired one store, and closed one store.

Capital Structure

Our capital structure currently consists of common stock and five outstanding series of convertible preferred stock.  We have also issued warrants and have a stock option plan.

Our common stock has a par value of $0.001 per share.  We have 150,000,000 shares of common stock authorized, 22,603,877 of which were issued and outstanding as of December 30, 2006.  These shares are listed on the American Stock Exchange and trade under the symbol “IPT”.

We currently have five outstanding series of convertible preferred stock, Series B-F.  On January 13, 2004, all 1,000,000 shares of our Series A convertible preferred stock were converted into 1,000,000 shares of common stock.  Each share of Series B convertible preferred stock is presently convertible into 13.396 shares of common stock.  Each share of Series C convertible preferred stock is presently convertible into 13.652 shares of common stock.  Each share of Series D convertible preferred stock is presently convertible into 14.609 shares of common stock.  Each share of Series E convertible preferred stock is presently convertible into 10.359 shares of common stock.  Each share of Series F convertible preferred stock is presently convertible into 10.367 shares of common stock.  We had a total of 1,232,354 shares of convertible preferred stock outstanding as of December 30, 2006, which were convertible into 15,590,309 shares of common stock at that date.  Our convertible preferred stock is presented on our balance sheet at its carrying value, which was $13,771,450 at December 30, 2006.

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

The holders of our convertible preferred stock have a liquidation preference senior to the holders of our common stock.  In the event of liquidation, which is defined to include a merger, acquisition, or similar transaction involving the acquisition of our company, our convertible preferred stockholders would be entitled to a liquidation value, which was $18,040,524 at December 30, 2006.  This amount is in excess of the carrying value of the preferred stock due to amounts allocated to warrants, which were issued in connection with certain issuances of our convertible preferred stock.  The difference of approximately $4.3 million will be accreted when and if a liquidation event occurs.  The holders of our Series B-F convertible preferred stock are also entitled to anti-dilution protection in the event we issue common stock, or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock, at a price below their conversion prices.

The Series B-F preferred stockholders are entitled to participate in dividends when and if declared by our Board of Directors.

We have also issued warrants in connection with the issuance of certain convertible preferred stock and certain licensing, marketing and financing arrangements, including the warrant issued to an accredited institutional investor on September 15, 2006.  At December 30, 2006, we had a warrant outstanding with a weighted average exercise price of $0.475, which was exercisable for 2,083,334 shares of our common stock and warrants outstanding with a weighted average exercise price of $3.79, which were exercisable for 528,210 shares of our common stock.  During 2005, warrants exercisable for 12,483,005 shares of our common stock that had been granted in conjunction with various series of our convertible preferred stock expired without being exercised.

Under our stock option plan, we are authorized to grant options to purchase up to 11,000,000 shares of our common stock.  At December 30, 2006, we had options outstanding that were exercisable for the purchase of 8,801,479 shares of common stock.  On September 21, 2005, our board of directors approved the full acceleration of the vesting of each otherwise unvested stock option that had an exercise price of $0.69 or greater that was currently held by any of our employees and officers.  As a result, options to purchase approximately 1.0 million shares, including approximately 615,000 options held by our executive officers, became immediately exercisable.  On December 8, 2006, we entered into option cancellation agreements with three of our executive officers pursuant to which options that had been exercisable for a combined aggregate of 1,324,730 shares of our common stock at exercise prices of $2.00 per share or greater were cancelled effective as of such date.

The following chart summarizes our capital structure at December 30, 2006.

				Weighted
			Total	Average
	Number of		Common	Exercise
	Shares/		Shares	Price per
	Warrants/	Conversion/	Issued	Common
	Options	Exercise	and	Share	Liquidation
	Outstanding	Ratios	Issuable (1)	Issuable	Value
Common stock	22,603,877		22,603,877		$—

Series B convertible preferred stock	471,401	13.396	6,314,888		9,428,024
Series C convertible preferred stock	100,000	13.652	1,365,200		2,000,000
Series D convertible preferred stock	250,000	14.609	3,652,250		5,000,000
Series E convertible preferred stock	296,667	10.359	3,073,168		1,112,500
Series F convertible preferred stock	114,286	10.367	1,184,803		500,000
Total convertible preferred stock	1,232,354		15,590,309		18,040,524

Warrants	2,083,334	1.000	2,083,334	$0.475	—
Warrants	528,210	1.000	528,210	$3.790	—

Stock options	8,922,440	1.000	8,922,440	$0.620	—

Total			49,728,170		$18,040,524

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

Suppliers and Inventory

The following represents suppliers from whom we purchased at least 5% of our merchandise:

Supplier	Products supplied	2006	2005
Amscan, Inc.	Paper party goods	16.0%	17.4%
Fun World	Halloween costumes	6.0%	7.1%
Unique Industries, Inc.	Paper party goods	6.0%	5.6%
Hallmark Marketing Corp.	Paper party goods	5.6%	4.7%
Kendall Confectionery Company	Candy	5.3%	4.7%
Lagasse Inc.	Paper party goods	5.2%	5.4%
Total		44.1%	44.9%

In August 2006, we entered into a Supply Agreement with Amscan, Inc. (“Amscan”) which extends to 2012 and obligates us to purchase increased levels of merchandise from Amscan, our largest supplier, in exchange for, among other things, the right to receive certain additional rebates and more favorable pricing terms over the life of the agreement than were generally available to us under our previous terms with Amscan.

The loss of any of these suppliers could materially adversely affect our business, results of operations, financial condition and cash flow.  We consider numerous factors in supplier selection, including, but not limited to, price, credit terms, product offerings and quality.  As is customary in our industry, apart from our agreement with Amscan, we generally do not have long-term contracts with any supplier, and any supplier may discontinue selling to us at any time.

Intellectual Property

We hold trademarks for “iParty” and “iParty.com” issued by the U.S. Patent and Trademark Office.  Trademark registrations for “iParty” were issued on February 19, 2002 and August 26, 2003 under U.S. registration No. 2,541,025 and No. 2,756,735.  The trademark registration for “iParty.com” was issued on November 12, 2002 under U.S. registration No. 2,649,801.

Employees

As of March 1, 2007, we had 278 full-time employees and 629 part-time employees.  None of these employees are represented by a labor union, and we consider our relationship with our employees to be good.

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

The public may read and copy any materials that we file with the SEC at the SEC’s website, www.sec.gov, which contains reports, proxy and information statements and other information that public companies are required to file with the SEC.  In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549.  The public may obtain information about the SEC’s Public Reference Room by calling 1-800-SEC-0330.

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

We face new competitive threats as a result of consolidation in our industry following Amscan Holdings, Inc.’s recent acquisitions of Party City Corporation and Party America.

The industry in which we operate faces the prospect of increased competition as a result of consolidation.  Party City Corporation (“Party City”), which operates approximately 500 stores nationwide, is the largest party store chain in the nation, followed by Party America, which operates approximately 280 stores nationwide.  Neither Party City nor Party America currently have any significant store presence in the New England area.  In December 2005, Amscan Holdings, Inc. (“AHI”) acquired Party City.  AHI is the parent company of Amscan, Inc. (“Amscan”), our largest supplier and the largest supplier in our industry.  In September 2006, AHI acquired Party America.  AHI’s acquisitions of Party City and Party America means that AHI now has a total of more than 780 corporate and franchise party supply stores nationwide.

In August 2006, we announced that we had entered into a Supply Agreement with Amscan which extends to 2012 and obligates us to purchase increased levels of merchandise from Amscan, in exchange for, among other things, the right to receive certain additional rebates and more favorable pricing terms over the life of the agreement than were generally available to us under our previous terms with Amscan.  On that same date, we announced that we had entered into a $2.45 million agreement with Party City pursuant to which we acquired Party City’s retail store in Peabody, Massachusetts and received a five-year non-competition agreement from Party City and its affiliates that covers Massachusetts, Maine, New Hampshire, Vermont, Rhode Island, and Windsor and New London counties in Connecticut.

Any further geographic expansion by us outside of the New England market could result in greater direct competition with one or both of Party City and Party America.  If so, AHI’s acquisitions of Party City and Party America and its status as our largest supplier and the largest supplier in our industry could adversely affect our ability to compete favorably or operate successfully in a changed marketplace.  Price pressures from such new sources of competition, particularly in the event of a strain or rupture in our relationship with Amscan, could erode our margins and cause our financial results of operations to suffer.  Our success depends on our ability to evaluate and respond to the threats arising from growing consolidation and changing marketplaces and identify ways in which we can competitively operate and strategically grow our store base.

A major failure of our information systems would harm our business.

The failure of any of our systems, including, without limitation, the point-of-sale system that we installed beginning in 2004, and our existing merchandise management system, the latter of which was developed by a vendor who is no longer in business and is thus currently unsupported by a third-party, would have a material adverse effect on our business and financial results of operations.  We depend on these information systems to operate our retail stores, process transactions, respond to customer inquiries, manage inventory, purchase and sell goods on a timely basis, and maintain cost-efficient operations.

We currently are considering whether to replace our existing merchandising system.  We can provide no assurance that we will do so in 2007. If we do not do so, we can provide no assurance that our existing system will be able to successfully meet our operational and financial requirements.  We may experience operational problems with our information systems as a result of system failures or any inability on our part to find qualified personnel to monitor, maintain, and upgrade these systems, particularly with respect to our merchandise management system, or other causes.  Conversely, if we do proceed with replacing our existing merchandising system, we can provide no assurance that the new system we are considering to install will successfully meet our operational and financial requirements or that the transition from our existing system to the new one will be timely or will occur without any material disruptions in our business or financial results of operations.

We cannot assure you that our systems will be adequate to support future growth, either as currently configured or as we plan to possibly update them.  Any material disruption or slowdown of our systems, as currently existing or as proposed to be possibly replaced, would severely interfere with the normal operation of our retail store operations and could have a materially negative impact on our business operations and financial results.  In particular, our total borrowing base under our line of credit depends, among other things, on our inventory levels, credit card receivables, customer deposits, and merchandise credits.  Accordingly, any material disruption or problem affecting our point-of-sale or merchandise management systems could materially and adversely affect our borrowing level, our compliance with various covenants under our bank agreement, and our liquidity and cash resources.

Our quarterly operating results are subject to significant fluctuation.

Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future.  Factors that could cause these quarterly fluctuations, both sequentially and on a year-over-year basis, include the following: extreme weather-related disruptions, particularly in New England; the timing of movable holidays, such as Easter, which typically falls in the second quarter but on occasion falls in the first quarter; the competitive success or failure of local sports teams, such as the New England Patriots or Boston Red Sox, particularly in post-season play, which may result in fluctuations from one year to the next in our sales in the first and fourth quarters; the extent to which sales in new stores result in the loss of sales in existing stores; the mix of products sold; pricing and marketing actions of competitors; the level of advertising and promotional expenses; and seasonality, primarily because the sales and profitability of our stores are typically lower in the first and third quarters, when we have often operated at a loss, and are typically higher in the second quarter, which includes school graduations, and the fourth quarter, which includes Halloween, our single most important selling season, as well as the Christmas holiday season.  Most of our operating expenses, such as rent expense, advertising expense and employee salaries, do not vary directly with the amount of sales and are difficult to adjust in the short term.  As a result, if sales in a particular quarter are below expectations for that quarter, we may not be able to proportionately reduce operating expenses for that quarter, and therefore such a sales shortfall would have a disproportionate effect on our net income (or loss) for the quarter.

Our failure to attract, retain, and motivate qualified personnel would adversely affect our business.

Our success depends in large part on the efforts and abilities of our senior management team.  Their skills, experience and industry contacts significantly benefit our operations and administration.  The failure to attract, retain, and properly motivate the members of our senior management team and other key employees, or to find suitable replacements for them in the event of death, ill health, or their desire to pursue other professional opportunities, could have a negative effect on our operating results.  At the present time we are looking to hire a new chief financial officer and a new chief operating officer in part as the result of the decision of our President and CFO, Patrick Farrell, to relocate from Boston to New York for personal reasons.  While Mr. Farrell will continue to be employed by us on a full-time basis through May 15, 2007 and on a part-time basis through November 15, 2007, our business performance and operating results will in large part depend on our ability to locate, hire and retain one or more suitable candidates to replace Mr. Farrell.

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

An important part of our long-range business plan is to increase our number of stores and, over time, enter new geographic markets.  We have opened 15 new stores, acquired one store and closed one store over the past four years, bringing our total number of stores from 35 at the beginning of 2003 to 50 at the end of 2006.  While we have no current plans for new store openings, our growth goals envision a return to opening or acquiring additional stores beginning in 2008.  For our growth strategy to be successful, we must identify and lease favorable store sites, hire and train associates and store managers, and adapt management and operational systems to meet the needs of our expanded operations.  These tasks may be difficult to accomplish successfully.  If we are unable to open new stores in locations and on terms acceptable to us as quickly as planned, our future sales and profits may be adversely affected.  Even if we succeed in opening or acquiring new stores, these new stores may not achieve the same sales or profit levels as our existing stores.  Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs.  However, these new stores may result in the loss of sales in existing stores in nearby areas, which could adversely affect our business and financial performance.  In addition, future store openings could cause us, among other things, to incur additional debt, increased interest expense, as well as experience dilution in earnings, if any, per share.  Impairment losses could also occur as a result of new store openings in the event that new store openings prove unsuccessful.

Our business may be adversely affected by the actions of and risks associated with our third-party vendors.

The products we sell are sourced from a wide variety of third-party vendors.  We cannot control the supply, design, function or cost of most of the products that we offer for sale and are dependent on the availability and pricing of various products, including, without limitation, paper-based party goods, Halloween masks, and costumes, many of which are manufactured overseas in foreign countries such as China.  Global sourcing of many of the products we sell is thus an important factor in our financial performance.  Our ability to find qualified vendors and access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside the United States.  Disruptions in the availability of raw materials used in production of these products may adversely affect our sales and result in customer dissatisfaction.  Political instability, the financial instability of suppliers, merchandise quality issues, trade restrictions, tariffs, currency exchange rates, transport capacity and costs, inflation and other factors relating to foreign trade are beyond our control.  In particular, volatile oil and gasoline prices impact prices of petroleum-based/plastic products, which are a key raw material in much of our merchandise, affect our freight costs, and affect consumer confidence and spending patterns.  These and other issues directly or indirectly affecting our vendors could adversely affect our business and financial performance.

Our failure to generate sufficient cash to meet our liquidity needs may affect our ability to service our indebtedness and grow our business.

Our business requires access to capital to support growth, improve our infrastructure, respond to economic conditions, and meet contractual commitments.  In the event that our operating plan changes or proves inaccurate due to lower-than-expected revenues, unanticipated expenses, increased competition, unfavorable economic conditions, other risk factors discussed in this prospectus, or other unforeseen circumstances, our liquidity may be negatively impacted.  Our ability to make payments on and to refinance our indebtedness, principally the amounts borrowed under our line of credit and notes payable, and to fund planned capital expenditures for systems upgrades and new store openings, if any, we may make in the future will depend in large part on our current and future ability to generate cash.  This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control.  We cannot assure you that our business will generate sufficient cash flow from operations in the future, that our currently anticipated growth in revenues and cash flow will be realized on schedule, or that future borrowings will be available to us under our line of credit in an amount sufficient to enable us to service indebtedness, undertake store openings and replace and upgrade our technology systems to grow our business, or to fund other liquidity needs.  If we need to refinance all or a portion of our indebtedness, we cannot assure you that we will be able to do so on commercially reasonable terms or at all.  In addition, there can be no assurance, that, should we seek or require additional financing in the form of debt, subordinated debt, equity, convertible securities, or some combination of the above, such financing will be available, if at all, on terms and conditions acceptable to us.  If so, our ability, among other things, to proceed with our store expansion plans for 2008 and beyond would be negatively affected.

Our existing line of credit with Wells Fargo consists of $12,500,000 (including a $500,000 term loan) and matures on January 2, 2010.  Our agreement with Wells Fargo includes an option whereby we may increase our line of credit up to a maximum level of $15,000,000.

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

The large concentration of share ownership that some of our investors have generally has the effect of making our shares more illiquid than if our ownership structure was more widely distributed.  Our corporate governance is affected by our ownership structure to the extent that certain of our preferred stock investors currently enjoy, among other things, contractual rights to nominate and elect two of the members of our board of directors.  These rights and the concentration of share ownership enjoyed by certain of our preferred stock investors means that our largest investors can influence our strategic direction and that of our senior management in ways that are different than most of our common stock investors.  Our preferred stock investors also enjoy certain economic rights that differentiate their ownership rights and interests from those of our common stock investors.  For instance, upon the occurrence of merger, acquisition or similar transaction involving the acquisition of our company, the holders of our preferred stock would generally be entitled to a “liquidation preference” that would entitle them, collectively, to the first $18.0 million of net proceeds, unless they decide to convert their shares of preferred stock into common stock.  This feature of our preferred stock investors’ rights could make the attractiveness of our company as an acquisition target differ materially from what it would be without it.  In addition, our preferred stock investors enjoy certain “anti-dilution” protections not afforded to our common stock investors, which generally means that investors in shares of our common stock could be adversely affected by subsequent dilutive financings, if any, in ways that are different from some or all of our preferred stock investors.

Shares that may be offered for sale pursuant to a prospectus on Form S-3 filed with the SEC but not yet declared effective or eligible for sale in the future could negatively affect our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur.  This may also make it more difficult for us to raise funds through the issuance of debt or the sale of equity securities.

As of December 30, 2006, there were 27,124,293 potential additional common share equivalents outstanding.  These included 15,590,309 shares issuable upon the conversion of immediately convertible preferred stock, 2,083,334 shares issuable upon the exercise of a warrant with an exercise price of $0.475, 528,210 shares issuable upon the exercise of warrants with a weighted average exercise price of $3.79 and 8,922,440 shares issuable upon the exercise of stock options with a weighted average exercise price of $0.62.

Our unregistered securities may be sold in the future pursuant to registration statements filed with the SEC or without registration under the Securities Act, to the extent permitted by Rule 144 or other exemptions under the Securities Act.  We may issue additional shares in the future in connection with acquisitions, compensation or otherwise.  We have not entered into any agreements or understanding regarding any future acquisitions not described herein and cannot ensure that we will be able to identify or complete any acquisition in the future.

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

Our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  In particular, we are applying significant management and financial resources to document, test, monitor and enhance our internal control over financial reporting in order to meet the various current requirements of the Sarbanes-Oxley Act of 2002.  Under current rules and regulations, we are not required to comply with these requirements until 2007.  We cannot be certain that these measures will ensure that our controls will be adequate or effective in preventing fraud or human error.  Any failure in the effectiveness of our internal control over financial reporting could have a material effect on our financial reporting or cause us to fail to meet reporting obligations, which upon disclosure, could negatively impact the market price of our common stock.  Our efforts to comply with these types of new regulatory requirements regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of our financial statements has required the commitment of increasing levels of financial and managerial resources.  If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, we could face various material and adverse consequences, including, a decline in our common stock price or a possible delisting of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The following table identifies the number of our stores operating as of December 30, 2006, December 31, 2005 and December 25, 2004, by state:

	Number of Stores, for the fiscal year ended
	Dec 30, 2006			Dec 31, 2005			Dec 25, 2004
	End			End			End
	of		Acquired/	of			of
States	Period	Closings	Openings	Period	Closings	Openings	Period	Closings	Openings
Connecticut	7	—	—	7	—	1	6	—	—
Florida	5	—	—	5	—	1	4	—	1
Maine	3	—	—	3	—	1	2	—	1
Massachusetts	26	—	1	25	—	2	23	—	2
New Hampshire	6	—	—	6	—	1	5	—	1
Rhode Island	2	1	—	3	—	—	3	—	—
Vermont	1	—	—	1	—	—	1	—	1
Total	50	1	1	50	—	6	44	—	6

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

In addition to our 50 stores, we lease office space at 270 Bridge Street, Suite 301, Dedham, Massachusetts, 02026.  The lease, which expires November 30, 2011, is for 10,600 square feet of space and the monthly rent is $17,083.  We also lease office and retail space at 1457 VFW Parkway, West Roxbury, Massachusetts, 02132.  This lease, which expires December 31, 2012, is for 20,000 square feet of space.  The retail store at our West Roxbury location uses 10,688 square feet and the remainder is used primarily for our corporate training center.  The total monthly rent for the retail store and corporate training center space is $17,100, subject to certain Consumer Price Index escalation clauses.  We believe that these spaces are adequate for our immediate needs.

We believe that all properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings other than ordinary routine matters incidental to our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2006.

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

The following table sets forth the range of high and low sales prices on the American Stock Exchange for our common stock for each of the fiscal quarters of 2006 and 2005:

MARKET PRICE OF COMMON STOCK

Period	High	Low
2006
Fourth fiscal quarter	$0.88	$0.33
Third fiscal quarter	0.47	0.27
Second fiscal quarter	0.49	0.30
First fiscal quarter	0.60	0.37
2005
Fourth fiscal quarter	$0.54	$0.37
Third fiscal quarter	0.59	0.41
Second fiscal quarter	0.83	0.45
First fiscal quarter	1.00	0.63

Holders

The approximate number of record holders of our common stock as of March 16, 2007 was 117.  The number of record owners was determined from our stockholder records, and does not include beneficial owners of our common stock whose shares are held in the names of various security holders, dealers and clearing agencies.  We believe that the number of beneficial owners of our common stock held by others as or in nominee names exceeds 500 in number.

Dividends

We have never paid a cash dividend on our shares of common stock and have no expectation of doing so for the foreseeable future.  Our existing line of credit agreement with Wells Fargo Retail Finance II, LLC generally prohibits the payment of any dividends or other distributions to any of our classes of capital stock.

Recent Sales of Unregistered Securities

We filed a Current Report of Form 8-K on September 18, 2006 with respect to the unregistered sale of certain securities to Highbridge International LLC, an institutional accredited investor, that would otherwise be required to be reported under this Item 5.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no stock repurchases made during the year ended December 30, 2006.

Equity Compensation Plan Information

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below.

Stock Performance Graph

The following graph compares the cumulative total stockholder return of our common stock during the five fiscal years ended December 30, 2006 with the cumulative return of the Russell 2000 Index and the Standard & Poor’s Retail Index.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG iPARTY (“IPT”), RUSSELL 2000 INDEX (“RUSSELL 2000”) AND S&P RETAIL INDEX

	12/29/01	12/28/02	12/27/03	12/25/04	12/31/05	12/30/06
IPT	$100.00	$33.93	$158.93	$123.21	$69.64	$71.43
Russell 2000	$100.00	$77.83	$112.41	$131.55	$136.38	$159.57
S&P Retail Index-Rlx	$100.00	$73.71	$105.34	$128.28	$128.85	$140.91

1)                          Assumes $100 invested on December 29, 2001 in our common stock, the Russell 2000 Index and the S&P Retail Index, including reinvestment of any dividends paid on the investment.  The Russell 2000 Index is an index of 2,000 “small cap” domestic equities that rank in capitalization below the 1,000 largest public companies in terms of market capitalization.  The S&P Retail Index is a capitalization-weighted index of domestic equities that consist of the retail sector stocks contained in the S&P 500 Index.

ITEM 6.  SELECTED FINANCIAL DATA

	2006	2005 (1)	2004	2003	2002
	52 weeks	53 weeks	52 weeks	52 weeks	52 weeks
Statement of Operations Data:
Revenues	$78,458,329	$72,537,998	$64,276,225	$56,697,246	$52,177,923
Operating costs:
Cost of products sold	44,942,542	41,395,193	35,826,820	31,758,625	30,420,475
Marketing and sales	25,625,547	24,116,050	21,176,925	18,363,193	16,527,832
General and administrative	6,736,197	6,762,583	6,335,067	5,516,273	5,245,867
Special charge	—	—	—	—	396,465

Operating income (loss)	1,154,043	264,172	937,413	1,059,155	(412,716)

Other income	—	—	382,500	—	—

Income (loss) before interest and taxes	1,154,043	264,172	1,319,913	1,059,155	(412,716)

Interest income	10,217	801	1,354	1,262	9,045
Interest expense	(772,334)	(532,649)	(225,074)	(212,227)	(280,898)

Income (loss) before taxes	391,926	(267,676)	1,096,193	848,190	(684,569)

Income taxes	17,279	—	105,000	97,233	—

Net income (loss)	$374,647	$(267,676)	$991,193	$750,957	$(684,569)

Net income (loss) available to common stockholders	$374,647	$(267,676)	$991,193	$750,957	$(774,719)

Income (loss) per share:
Basic	$0.01	$(0.01)	$0.03	$0.02	$(0.04)
Diluted	$0.01	$(0.01)	$0.02	$0.02	$(0.04)

Net income (loss) per share available to common stockholders
Basic	$0.01	$(0.01)	$0.03	$0.02	$(0.05)
Diluted	$0.01	$(0.01)	$0.02	$0.02	$(0.05)

Weighted-average shares outstanding:
Basic	37,862,928	22,186,581	37,649,400	36,683,142	16,219,436
Diluted	39,535,874	22,186,581	41,517,036	38,868,484	16,219,436

Other Data:
Net cash provided by (used in) operating activities	$4,412,036	$(259,907)	$129,690	$1,368,798	$581,930
Net cash used in investing activities	(2,579,007)	(1,663,647)	(2,121,134)	(1,166,258)	(775,147)
Net cash provided by (used in) financing activities	(1,771,847)	865,591	1,306,130	(86,412)	120,476
Capital expenditures (2)	709,892	1,663,647	2,121,134	1,166,258	775,147

	Dec 30, 2006	Dec 31, 2005	Dec 25, 2004	Dec 27, 2003	Dec 28, 2002
Balance Sheet Data:
Working capital	$4,954,989	$2,091,213	$3,236,148	$4,178,436	$4,021,692
Total assets	22,697,373	21,717,076	19,479,937	15,151,980	13,815,883
Total long-term liabilities and convertible preferred stock (3)	4,707,964	1,095,998	1,268,452	406,469	19,266,414

(1)  Fiscal year 2005 refers to a 53-week fiscal year, while fiscal years 2006, 2004, 2003 and 2002 refer to 52-week fiscal years.

(2)  Capital expenditures exclude assets acquired under capital leases.

(3)  The holders of our Series A-F convertible preferred stock have the right to a liquidation preference, which was not considered under our control in 2002.  Therefore their carrying values have been excluded from stockholders’ equity for these periods.  Their carrying values are included in stockholders’ equity in 2006, 2005, 2004 and 2003 as redemption is deemed to be solely within our control.

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

Overview

At the end of 2006, we operated 50 retail stores, including 45 in New England and five in Florida, and for the year we generated approximately $78.5 million in sales and had net income of approximately $0.4 million.  Total sales for fiscal 2006 (a 52-week period) increased 8.2% over fiscal 2005 (a 53-week period).  Total sales for the comparable 52-week period in 2006 increased 10.3% over 2005.  In 2006, we also achieved a 3.8% increase in comparable stores sales for the comparable 52-week period.  Comparable store sales are defined as sales from those stores open for at least one full year.  This marks our fifth consecutive year of comparable store sales growth.

The year began with a 1.4% decrease in comparable store sales in the first quarter of 2006 mostly because Easter shifted into the second quarter of 2006 from the first quarter in 2005.  Our comparable store sales were also negatively affected by the fact that the New England Patriots did not participate in the Super Bowl in 2006 as they had in two previous years.  The decrease in comparable store sales put pressure on our occupancy costs and payroll expense as a percentage to sales resulting in a higher loss in the first quarter of 2006 compared to our loss in the first quarter of 2005.

In the second quarter, comparable stores sales increased 1.8% largely related the Easter shift that affected our first quarter sales.  While our gross profit margin was lower and marketing and sales expense as a percentage to sales were higher, we lowered our general and administrative expense to end the second quarter of 2006 with net income of $122,000 compared to net income of $33,000 in the second quarter of 2005.

In the third quarter, our comparable stores sales increased by 7.0% mostly driven by increased traffic to our stores.  After experiencing relatively flat comparable store sales in the first half of the year, we adjusted our advertising spending to drive more traffic into our stores.  We believe that these adjustments helped comparable store sales in the third quarter as well as the fourth quarter.  This sales increase led to a higher gross profit margin and lower marketing and sales expense as a percentage to sales.  We also lowered our general and administrative expense in the third quarter of 2006 compared to the third quarter of 2005.  The result of these improvements was a lower net loss in the quarter.  Our loss for the third quarter of 2006 was $1.5 million compared to a net loss in the third quarter of 2005 of $2.4 million.

The year ended, with a 5.8% increase in comparable store sales in the fourth quarter which included a 4.1% increase in comparable store sales for the Halloween season.  In the fourth quarter, our gross profit margin and our marketing and sales expenses as a percentage to sales were slightly lower than the fourth quarter of 2006.  However, our general and administrative expenses in the fourth quarter of 2006 were higher than the fourth quarter of 2005 mostly related to a bonus accrual for the employees in our support office.  For the quarter, our net income was $3.9 million which was in line with our net income in the fourth quarter of 2005.

Overall, our comparable stores sales increase for 2006 was 3.8% which follows a 0.6% increase for 2005 and a 4.6% increase in 2004.  Our net income for 2006 was $0.4 million compared to a net loss of $0.3 million in 2005.

For 2007, our plan is to continue to increase our comparable store sales growth, increase our gross profit margin percentage and leverage our occupancy costs, marketing and sales expense and general and administrative expense.  At this time, we have no plans to open or acquire any new stores in 2007, unless we come across or are presented with strategic opportunities.

Fiscal 2006 Compared to Fiscal 2005

Revenues

Our consolidated revenues for 2006, a 52 week year, were $78,458,329, an increase of $5,920,331, or 8.2% from 2005, a 53 week year.  Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.

	For the year ended
	Dec 30, 2006	Dec 31, 2005
Revenues	$78,458,329	$72,537,998

Increase in revenues from prior year	8.2%	12.9%

Sales for 2006 included an increase of 3.8% in comparable store sales, sales from six new stores that opened in 2005 which were not included in comparable stores sales in 2006 until they had been open for one full year and sales from one store that we acquired in the third quarter of 2006.

Cost of goods sold and occupancy costs

Our cost of products sold and occupancy costs for 2006 was $44,942,542, or 57.3% of revenues, an increase of $3,547,349 and an increase of 0.2 percentage points, as a percentage of revenues, from 2005.  Cost of products sold and occupancy costs consists of the cost of merchandise sold to customers and the occupancy costs for our stores.

	For the year ended
	Dec 30, 2006	Dec 31, 2005
Cost of goods sold and occupancy costs	$44,942,542	$41,395,193

Percentage of revenues	57.3%	57.1%

As a percentage of revenues, the increase in cost of products sold was primarily attributable to increases in common area maintenance expenses and real estate tax expenses charged to us by our landlords.

Marketing and sales expense

Our consolidated marketing and sales expense for 2006 was $25,625,547, or 32.7% of revenues, an increase of $1,509,497 and a decrease of 0.5 percentage points, as a percentage of revenues, from 2005.  Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.

	For the year ended
	Dec 30, 2006	Dec 31, 2005
Marketing and sales	$25,625,547	$24,116,050

Percentage of revenues	32.7%	33.2%

As a percentage of revenues, the decrease in marketing expense was primarily due to reduction in pre-opening expenses associated with the six new stores the opened in 2005.

General and administrative expense

Our consolidated general and administrative (“G&A”) expense for 2006 was $6,736,197, or 8.6% of revenues, a decrease of $26,386 and a decrease of 0.7 percentage points, as a percentage of revenues, from 2005.  G&A expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.

	For the year ended
	Dec 30, 2006	Dec 31, 2005
General and administrative	$6,736,197	$6,762,583

Percentage of revenues	8.6%	9.3%

Operating income

Our operating income for 2006 was $1,154,043, or 1.5% of revenues, compared to an operating income of $264,172, or 0.4% of revenues in 2005.

Interest expense

Our interest expense in 2006 was $772,334, an increase of $239,685 from 2005.  The increase during 2006 was due to an increase in interest rates, interest expense and warrant expense related to notes payable.  The effective interest rate on our borrowings under our line of credit increased to 9.9% during 2006 compared to 6.8% in 2005, which increased interest expense by approximately $190,302.  The interest rate was based on the bank’s base rate plus 75 basis points.  Interest expense and warrant expense related to notes payable in 2006 was $129,498 and $68,184, respectively.  These increases were partially offset by a reduction in interest expense related to a lower average loan balance and a reduction in interest expense related to capital leases associated with our point-of-sale system.  Our average loan balance was approximately $5,385,117 during 2006 compared to $6,208,700 in 2005, which decreased interest expense by approximately $116,737.  Additionally, interest expense from capital leases in 2006 decreased by $39,167 from 2005.  Interest expense in 2006 was also slightly offset by interest income of $10,217.

Income taxes

In 2006, our provision for income taxes was $17,279, which included $5,717 for federal alternative minimum taxes and $11,562 for state income taxes.  We were able to utilize approximately $628,562 of net operating loss carryforwards for federal income tax purposes in 2006, which were fully reserved for in the prior year due to the uncertainty of future taxable income.

In 2005, due to our net loss for the year, we did not provide for federal or state income taxes.  Additionally, we did not utilize any net operating loss carryforwards for federal income tax purposes in 2005.

At the end of 2006, we had estimated net operating loss carryforwards of approximately $23.0 million, which begin to expire in 2018.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards may be subject to annual limitations based upon certain ownership changes of our stock that may have occurred or that may occur.

Net income (loss)

Our net income in 2006 was $374,647 or $0.01 per basic and diluted share, compared to a net loss of $267,676, or $0.01 per basic and diluted share, in 2005.

Fiscal 2005 Compared to Fiscal 2004

Revenues

Our consolidated revenues for 2005, a 53 week year, were $72,537,998, an increase of $8,261,773, or 12.9% from 2004, a 52 week year.  Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.

	For the year ended
	Dec 31, 2005	Dec 25, 2004
Revenues	$72,537,998	$64,276,225

Increase in revenues from prior year	12.9%	13.4%

Sales for 2005 included an increase of 0.6% in comparable store sales, sales from six new stores that opened in 2005 and sales from six new stores that opened in 2004 which were not included in comparable stores sales in 2005 until they had been open for one full year.  Comparable store sales for 2005 were negatively affected by the severe weather that impacted our New England region stores during the first quarter and lower than anticipated comparable store sales during the Halloween season in the fourth quarter.  This shortfall was partially offset by positive comparable sales in the third quarter mostly driven by higher sales of Boston Red Sox related merchandise which we believe was due to increased exposure for our brand through our Red Sox sponsorship program as well as better inventory levels.

Cost of goods sold and occupancy costs

Our cost of products sold and occupancy costs for 2005 was $41,395,193, or 57.1% of revenues, an increase of $5,568,373 and an increase of 1.4 percentage points, as a percentage of revenues, from 2004.  Cost of products sold and occupancy costs consists of the cost of merchandise sold to customers and the occupancy costs for our stores.

	For the year ended
	Dec 31, 2005	Dec 25, 2004
Cost of goods sold and occupancy costs	$41,395,193	$35,826,820

Percentage of revenues	57.1%	55.7%

As a percentage of revenues, the increase in cost of products sold was primarily attributable to increases in our product costs charged to us by certain key vendors primarily due to rising oil and gasoline prices.  We adjusted our prices to reflect most of theses increases, but given competitive pressure we were not able to pass on all of the increases to our customers.  We also experienced certain delays in implementing our price increases from the time that we were first notified of cost increases from our vendors due to the sheer number of these increases and certain technology limitations in our merchandising system.  By the fourth quarter, our gross profit margin had stabilized and was only slightly lower than the same period in 2004.  Additionally, occupancy costs, as a percentage to revenue, was negatively affected by our new stores, which operate at a higher occupancy to sales ratio until they reach maturity.

Marketing and sales expense

Our consolidated marketing and sales expense for 2005 was $24,116,050, or 33.2% of revenues, an increase of $2,939,125 and an increase of 0.3 percentage points, as a percentage of revenues, from 2004.  Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.

	For the year ended
	Dec 31, 2005	Dec 25, 2004
Marketing and sales	$24,116,050	$21,176,925

Percentage of revenues	33.2%	32.9%

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

General and administrative expense

Our consolidated general and administrative (“G&A”) expense for 2005 was $6,762,583, or 9.3% of revenues, an increase of $427,516 and a decrease of 0.6 percentage points, as a percentage of revenues, from 2004.  G&A expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.

	For the year ended
	Dec 31, 2005	Dec 25, 2004
General and administrative	$6,762,583	$6,335,067

Percentage of revenues	9.3%	9.9%

The increase in G&A expense was largely attributable to professional fees related to our compliance work for Section 404 of Sarbanes-Oxley Act and consultant costs associated with the selection of a new merchandise system that we were then considering installing in 2007.

Operating income

Our operating income for 2005 was $264,172, or 0.4% of revenues, compared to an operating income of $937,413, or 1.5% of revenues in 2004.

Other income

In 2004 we reached a settlement with a third party in connection with the special charge pertaining to our preferred stock previously recorded in fiscal 2002.  We recorded the net settlement of $382,500 as other income during 2004.

Interest expense

Our interest expense in 2005 was $532,649, an increase of $307,575 from 2004.  The increase during 2005 was due to an increase in interest rates, a higher average loan balance and additional interest expense resulting from capital leases associated with our new point-of-sale system.  Our average loan balance was approximately $6,208,700 during 2005 compared to $3,435,578 in 2004, which increased interest expense by approximately $186,233.  The effective interest rate on our borrowings under our line of credit increased to 6.8% during 2005 compared to 5.1% in 2004, which increased interest expense by approximately $60,680.  The interest rate was based on the bank’s base rate plus 50 basis points.  Additionally, interest expense from capital leases in 2005 increased by $51,983 over 2004.

Income taxes

In 2005, due to our net loss for the year, we did not provide for federal or state income taxes.  Additionally, we did not utilize any net operating loss carryforwards for federal income tax purposes in 2005.

In 2004, our provision for income taxes was $105,000, which included $20,000 for federal alternative minimum taxes and $85,000 for state income taxes.  We were able to utilize approximately $900,000 of net operating loss carryforwards for federal income tax purposes in 2004, which were fully reserved for in the prior year due to the uncertainty of future taxable income.

At the end of 2005, we had estimated net operating loss carryforwards of approximately $23.7 million, which begin to expire in 2018.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards may be subject to annual limitations based upon certain ownership changes of our stock that may have occurred or that may occur.

Net Loss

Our net loss in 2005 was $267,676 or $0.01 per basic and diluted share, compared to net income of $991,193, or $0.03 per basic and $0.02 per diluted share, in 2004.

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

During each interim reporting period, we estimate the impact on cost of products sold associated with inventory shortage.  The actual inventory shortage is determined upon reconciliation of the annual physical inventory, which occurs shortly before and after our year end, and an adjustment to cost of products sold is recorded at the end of the fourth quarter to recognize the difference between the estimated and actual inventory shortage for the full year.  The adjustment in the fourth quarter of 2006 included an estimated reduction of $251,806 to the cost of products sold during the previous three quarters.  The adjustment in the fourth quarter of 2005 included an estimated reduction of $175,884 to the cost of products sold during the previous three quarters.  The adjustment in the fourth quarter of 2004 included an estimated reduction of $149,316 to the cost of products sold during the previous three quarters.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and are depreciated on the straight-line method over the estimated useful lives of the assets.  At the beginning of 2004 we adopted a new policy for estimating the useful life of fixed assets which extended the useful life of equipment and furniture and fixtures.  Changing the estimated life of the assets in these categories as of the beginning of 2004 reduced depreciation expense by approximately $130,885 in 2004.  Net income in 2004 would have been $0.02 per basic and diluted share (as opposed to $0.03 per basic and $0.02 per diluted share) if this change in estimating the useful life of fixed assets had not been adopted.  Expenditures for maintenance and repairs are charged to operations as incurred.

Intangible Assets

Intangible assets consist primarily of the value of a five-year non-compete agreement from Party City Corporation (“Party City”) and its affiliates that covers Massachusetts, Maine, New Hampshire, Vermont, Rhode Island, and Windsor and New London counties in Connecticut which expires in 2011.  This asset has an estimated life of 60 months.  Also included is the value related to the retail store lease that we acquired from Party City in Peabody, Massachusetts.  This asset has an estimated life of 90 months, which includes 30 months on the initial term of the store lease plus 60 months on an existing lease renewal option.  The other intangible assets consist of legal and other transaction fees related to the three-year note payable due on September 15, 2009.  These assets are being amortized over the life of the note payable.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we perform a review of each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  Our review considers store operating results, future sales growth and cash flows.  The conclusion regarding impairment may differ from current estimates if underlying assumptions or business strategies change.  On November 4, 2006, we closed our store in East Providence, Rhode Island due to underperforming sales.  As a result of this closing, we recorded a charge of approximately $140,000 related to remaining lease payments and other closing costs.  The term of the lease is due to expire on August 31, 2007.  At December 30, 2006, approximately $76,770 remains in the accrual.  We are not aware of any impairment indicators for any of our remaining stores at December 30, 2006.

Income Taxes

Historically, we have not recognized an income tax benefit for our losses.  Accordingly we record a valuation allowance against our deferred tax assets because of the uncertainty of future taxable income and the realizability of the deferred tax assets.  In determining if a valuation allowance against our deferred tax asset is appropriate, we consider both positive and negative evidence.  The positive evidence that we considered included (1) we were profitable in 2006 and 2004 due to the success of our Halloween seasons, (2) we have achieved positive comparable store sales growth for the last three years and (3) improved merchandise margins in 2004.  The negative evidence that we considered included (1) we realized a net loss in 2005, (2) our merchandise margins decreased in 2006 and 2005, (3) our future profitability is vulnerable to certain risks, including (a) the risk that we may not be able to generate significant taxable income to fully utilize our net operating loss carryforwards of approximately $23.0 million, (b) the risk of unseasonable weather and other factors in a single geographic region, New England, where our stores are concentrated, (c) the risk of being so dependent upon a single season, Halloween, for a significant amount of annual sales and profitability and (d) the risk of fluctuating prices for petroleum products, which are a key raw material for much of our merchandise and which affect our freight costs and those of our suppliers and affect our customers’ spending levels and patterns, (4) the costs that opening new stores will put pressure on our profit margins until these stores reach maturity, and (5) the expected costs of increased regulatory compliance, including, without limitation, those associated with Section 404 of the Sarbanes-Oxley Act, will likely have a negative impact on our profitability.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which is a clarification of FASB Statement No. 109, Accounting for Income Taxes.  Interpretation of FASB Interpretation No. 48 (“FIN 48”) is effective for fiscal years beginning after December 15, 2006.

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

•                  Recognition occurs when an enterprise determines whether it is more likely than not that a tax position will be sustained upon examination.  Once the enterprise has determined that the tax position will be recognized, the measurement step (step two) needs to be evaluated.

•                  A tax position that meets the criteria in step one is measured to determine the amount of benefit to recognize in the financial statements.  The tax position is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

We adopted FIN 48 effective January 1, 2007 and do not feel that there is a material impact of adoption on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement.  SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, or December 30, 2007 for us.  Adoption of SFAS No. 157 is not expected to have a material impact on our financial position or results of operations.

Liquidity and Capital Resources

Our operating activities provided $4,412,036 in 2006 compared to using $259,907 in 2005, an improvement of $4,671,943.  The additional cash provided by operating activities was primarily due to lower purchases of inventory and an increase to net income compared to a net loss in 2005.

We used $2,579,007 in investing activities in 2006 compared to $1,663,647 in 2005.  The cash invested in 2006 was primarily due to the acquisition in August 2006 of one retail store and a five-year non-compete agreement with Party City.  Additional cash invested in 2006 was used for fixed assets associated with improvements of exiting stores.  The cash invested in 2005 was primarily for fixed assets associated with new stores, an existing store expansion and point-of-sale system enhancements.

We used $1,771,847 in financing activities in 2006 compared to providing $865,591 by financing activities in 2005, a decrease of $2,637,438.  We decreased our borrowings under our line of credit by $5,473,155 in 2006 (to $1.2 million) compared to an increase of $1,378,184 in 2005 (to $6.6 million).  The borrowings under our line of credit in 2006 were lower than 2005 primarily due to paying the line of credit down with funds received from a $2.5 million note payable that we entered into during the third quarter of 2006 with Highbridge International LLC, an institutional accredited investor.  Other factors contributing to higher borrowings in 2005 were capital expenditures related to the six 2005 new store openings, enhancements to our point-of-sale system, and to support our net loss.  In 2006, pursuant to our Supply Agreement with Amscan, we elected to convert $1,143,896 of extended payables originally due to Amscan as of August 8, 2006 as well as an additional $675,477 of payables due to Amscan as of September 28, 2006 into a single subordinated promissory note in the total principal amount of $1,819,373.

During 2006, we did not acquire any assets under capital leases.  During 2005, we acquired assets under capital leases totaling $132,968 for new copiers for our support office.  The capital lease obligations outstanding at December 30, 2006 were $386,217.

At December 30, 2006, we had a line of credit (the “line”) with Wells Fargo Retail Finance II, LLC, which had been amended on December 21, 2006.  The amendment continues our line of credit with Wells Fargo at $12,500,000 (including a $500,000 term loan) and extends it for three additional years to January 2, 2010.  In addition, our new agreement with Wells Fargo includes an option whereby we may increase our line of credit up to a maximum level of $15,000,000, upon 15 days written notice, as long as we were in compliance with all debt covenants and the other provisions of the loan agreement.   The new agreement also adjusts the interest rate applicable to our borrowings and permits us at our option, to use the London Interbank Offered Rate (“LIBOR”) for certain of our borrowings.  Our inventory and accounts receivable secure our line of credit. We borrow against these assets at agreed upon advance rates, which may vary at different times of the year.

The amended agreement includes a financial covenant requiring us to maintain a minimum availability under the line of 5% of the credit limit.  The amended agreement also has a covenant that requires us to limit our capital expenditures to within 110% of those amounts included in our business plan, which may be updated from time to time.  At December 30, 2006, we were in compliance with these financial covenants.

On August 7, 2006, we amended our agreement with Wells Fargo to permit us to enter into a Supply Agreement with Amscan and an Asset Purchase Agreement with Party City.  The amendment also allowed us to incur the indebtedness represented by the Amscan Note, defined below, and the Party City Note, defined below, and to incur other unsecured subordinated indebtedness consented to by Wells Fargo.

Our inventory consists of party supplies which are valued at the lower of weighted-average cost or market and are reduced by an allowance for obsolete and excess inventory and other adjustments, including vendor rebates, discounts and freight costs.  Our line of credit availability calculation allows us to borrow against “acceptable inventory at cost,” which takes our inventory at cost and reflects adjustments that our lender has approved which may be different than adjustments we use for valuing our inventory in our financial statements, such as the adjustment to reserve for inventory shortage.  The amount of “acceptable inventory at cost” was approximately $12,765,405 at December 30, 2006.

Our accounts receivable consists primarily of vendor rebates receivables and credit card receivables.  Our line of credit availability calculation allows us to borrow against “eligible credit card receivables,” which are the credit card receivables for the previous two to three days of business.  The amount of “eligible credit card receivables” was approximately $262,287 at December 30, 2006.

Our total borrowing base is determined by adding the “acceptable inventory at cost” times an agreed upon advance rate plus the “eligible credit card receivables” times an agreed upon advance rate but not to exceed our established credit limit, which was $12.5 million at December 30, 2006.  Under the terms of our line of credit, our $12,500,000 credit limit was further reduced by (1) a minimum availability block, (2) customer deposits, (3) gift certificates, (4) merchandise credits and (5) outstanding letters of credit.  Therefore, our additional availability was $5,657,200 at December 30, 2006 and $386,681 at December 31, 2005.

The amounts outstanding under our line were $1,162,719 at December 30, 2006 and $6,635,874 as of December 31, 2005.  The outstanding balances under our line are classified as current liabilities in the accompanying consolidated balance sheets since we are required to apply daily lock-box receipts to reduce the amount outstanding.

On January 17, 2006, we amended our agreement to allow for a $500,000 term loan which increased our borrowing base, but did not increase the $12.5 million credit limit.  We borrowed the full $500,000 on that date.  The interest rate on the term loan is the bank’s base rate plus 125 basis points.  During the time the term loan remains outstanding, the interest rate on the line of credit will be the bank’s base rate plus 75 basis points.  The amendment also waived a default as a consequence of the fact that the principal balance of the line of credit exceeded our availability on January 12, 2006.  On October 30, 2006, we further amended our agreement to extend the maturity date of our outstanding term loan in the amount of $500,000 from October 31, 2006 to January 2, 2007.  On December 21, 2006, we further amended our agreement to extend the maturity date of our outstanding term loan in the amount of $500,000 to October 31, 2007.  The term loan is currently outstanding and is due and payable in full on October 31, 2007.

Our Supply Agreement with Amscan gives us the right to receive certain additional rebates and more favorable pricing terms over the term of the agreement than generally were available to us under our previous terms with Amscan.  The right to receive additional rebates, and the amount of such rebates, are subject to our achievement of increased levels of purchases and other factors provided for in the Supply Agreement.  In exchange, the Supply Agreement obligates us to purchase increased levels of merchandise from Amscan until 2012.  The Supply Agreement provides for a ramp-up period during 2006 and 2007 and, for five years beginning with calendar year 2008, requires us to purchase on an annual basis merchandise equal to the total number of our stores open during such calendar year, multiplied by $180,000.  The Supply Agreement provides for penalties in the event we fail to attain the annual purchase commitment that would require us to pay to Amscan the difference between the purchases for that year and the annual purchase commitment for that year.

The Supply Agreement also provided for Amscan to extend, until October 31, 2006, approximately $1,150,000 of certain currently due Amscan payables owed by us to Amscan which would otherwise have been payable by us on August 8, 2006 (the “extended payables”) and gave us the right, at our option, to convert the extended payables into a subordinated promissory note.

On October 24, 2006, we elected to convert $1,143,896 of extended payables originally due to Amscan as of August 8, 2006 as well as an additional $675,477 of payables due to Amscan as of September 28, 2006 into a single subordinated promissory note in the total principal amount of $1,819,373 (“the Amscan Note”). The Amscan Note bears interest at the rate of 11.0% per annum and is payable in thirty-six (36) equal monthly installments of principal and interest of $59,562.48 commencing on November 1, 2006, and on the first day of each month thereafter until October 1, 2009, when the entire remaining principal balance and all accrued interest is due and payable.

On August 7, 2006, we also entered into and simultaneously closed an Asset Purchase Agreement with Party City, an affiliate of Amscan, pursuant to which we acquired a Party City retail party goods store in Peabody, Massachusetts and received a five-year non-competition covenant from Party City, for aggregate consideration of $2,450,000, payable by a subordinated note in the principal amount of $600,000, which will bear interest at the rate of 12.25% per annum (the “Party City Note”) and $1,850,000 in cash.  The Party City Note is payable by quarterly interest-only payments over four years, with the full principal amount due at the note’s maturity on August 7, 2010.

On September 15, 2006, we entered into a Securities Purchase Agreement pursuant to which we raised $2.5 million through a combination of subordinated debt and warrants issued to Highbridge International LLC (“Highbridge”), an institutional accredited investor.

Under the terms of the financing, we issued Highbridge a three-year $2.5 million subordinated note (the “Highbridge Note”) that bears interest at an interest rate of prime plus one percent.  The Highbridge Note matures on September 15, 2009.  In addition, we issued Highbridge a warrant (the “Highbridge Warrant”) exercisable for 2,083,334 shares of our common stock at an exercise price of $0.475 per share, or 125% of the closing price of our common stock on the day immediately prior to the closing of the transaction.  We allocated approximately $613,651 of value to the Highbridge Warrant using the Black-Scholes model with volatility of 108%, interest of 4.73% and expected life of five years.  The Highbridge Warrant is being amortized using the effective interest method over the life of the Highbridge Note.  The agreements entered into in connection with the financing provide for certain restrictions and covenants consistent with Highbridge’s status as a subordinated lender, and also grant Highbridge resale registration rights with respect to the shares of common stock underlying the Highbridge Warrant.

The issuance of the Highbridge Warrant triggered certain anti-dilution provisions of our Series B, C, and D convertible preferred stock.  As a result, the outstanding shares of these three series of preferred stock are now convertible into an aggregate of 442,354 additional shares of common stock.  The issuance of the Highbridge Warrant, however, did not trigger the anti-dilution provisions of our Series E or F convertible preferred stock or any of our other outstanding warrants.

Our prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, improve our infrastructure, respond to economic conditions, and meet contractual commitments.  We expect our capital expenditures for 2007 to be primarily related to existing store improvements.  We believe, based on our current operating plan, that anticipated revenues from operations and borrowings available under the existing line of credit, will be sufficient to fund our operations and working capital requirements through the next twelve months.  In the event that our operating plan changes or proves inaccurate due to lower-than-expected revenues, unanticipated expenses, increased competition, unfavorable economic conditions or other unforeseen circumstances, our liquidity may be negatively impacted.  If so, we would be required to adjust our expenditures in 2007 to conserve working capital or raise additional capital to fund operations.  There can be no assurance, that, should we seek or require additional financing, such financing will be available, if at all, on terms and conditions acceptable to us.  At this time, we have no plans to open or acquire any new stores in 2007, unless we come across or are presented with strategic opportunities.

Contractual obligations at December 30, 2006 were as follows:

	Payments Due By Period
	Within 1 Year	Within 2 - 3 Years	Within 4 - 5 Years	After 5 Years	Total
Line of credit	$1,162,719	$—	$—	$—	$1,162,719
Capital lease obligations	343,761	42,456	—	—	386,217
Notes payable	551,515	3,681,777	600,000	—	4,833,292
Supply agreement	—	18,000,000	18,000,000	9,000,000	45,000,000
Operating leases (including retail space leases)	8,506,575	14,800,989	11,820,705	11,806,902	46,935,171
Total contractual obligations	$10,564,570	$36,525,222	$30,420,705	$20,806,902	$98,317,399

In addition, at December 30, 2006, we had outstanding purchase orders totaling approximately $2,009,208 for the acquisition of inventory and non-inventory items that were scheduled for delivery after December 30, 2006.

Acquisitions

We operate in a largely un-branded market that has many small businesses.  As a result, we may consider growing our business through acquisitions of other entities.  Any determination to make an acquisition will be based upon a variety of factors, including, without limitation, the purchase price and other financial terms of the transaction, the business prospects, geographical location and the extent to which any acquisition would enhance our prospects.  We presently have no plans, agreements, understandings, or arrangements with respect to any acquisitions.

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

On September 15, 2006, we amended the rights plan to clarify that the issuance of the Highbridge Warrant did not constitute a triggering event under the rights plan.

Seasonality

Due to the seasonality of our business, sales and operating income are typically higher in our second and fourth quarters.  Our business is highly dependent upon sales of Easter, graduation and summer merchandise in the second quarter and sales of Halloween and Christmas merchandise in the fourth quarter.  We have typically operated at a loss during the first and third quarters.

Geographic Concentration

As of December 30, 2006 we operated a total of 50 stores, 45 of which are located in New England.  As a result, a severe or prolonged regional recession or regional changes in demographics, employment levels, population, weather patterns, real estate market conditions or other factors specific to the New England region may adversely affect us more than a company that is more geographically diverse.

Effects of Inflation

While we do not view the effects of inflation as having a direct material effect upon our business, we believe that volatility in oil and gasoline prices impact the cost of producing petroleum-based/plastic products, which are a key raw material in much of our merchandise, and also impact prices of shipping products made overseas in foreign countries, such as China, which includes much of our merchandise.  Volatile oil and gasoline prices also impact our freight costs, consumer confidence and spending patterns.  These and other issues directly or indirectly affecting our vendors and us could adversely affect our business and financial performance.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer and the Chief Financial Officer of iParty (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 30, 2006, the end of the fiscal year to which this report relates, that iParty’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by iParty in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by iParty in such reports is accumulated and communicated to iParty’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.  iParty’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching iParty’s disclosure requirements and are effective in reaching that level of reasonable assurance.

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

(c)   Changes in Internal Controls.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended December 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is contained in our proxy statement for the annual meeting of stockholders scheduled to be held on June 6, 2007, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 30, 2006.  Such information is hereby incorporated by reference.

We have adopted a written code of business conduct and ethics that applies to all our directors, officers and employees, a copy of which is located on the Investor Relations page of our website which is located at www.iparty.com.  We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics on that same page of our website.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is contained in our proxy statement for the annual meeting of stockholders scheduled to be held on June 6, 2007, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 30, 2006.  Such information is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

Certain of the information required by this Item is contained in our proxy statement for the annual meeting of stockholders scheduled to be held on June 6, 2007, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 30, 2006.  Such information is hereby incorporated by reference.

Securities authorized under equity compensation plans as of December 30, 2006, were as follows:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuances under Equity Compensation Plans (Excluding Securities Reflected in Column a)
Equity compensation plans approved by security holders	8,922,440	$0.62	1,658,701
Equity compensation plans not approved by security holders	—	-	—
Total	8,922,440	$0.62	1,658,701

Under the iParty Corp. Amended and Restated 1998 Incentive and Nonqualified Stock Option Plan we are authorized to grant options for the purchase of up to 11,000,000 shares of our common stock.  As of December 30, 2006, 418,859 shares had been issued pursuant to the exercise of previously issued stock options.  As of December 30, 2006, there were options outstanding to purchase 8,922,440 shares of our common stock.  Consequently, as of December 30, 2006, options for the purchase of up to 1,658,701 common shares remain available for future grants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is contained in our proxy statement for the annual meeting of stockholders scheduled to be held on June 6, 2007, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 30, 2006.  Such information is hereby incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is contained in our proxy statement for the annual meeting of stockholders scheduled to be held on June 6, 2007, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 30, 2006.  Such information is hereby incorporated by reference.

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

Dated:  March 19, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ SAL PERISANO	Chairman of the Board and	March 19, 2007
Sal Perisano	Chief Executive Officer
(Principal Executive Officer)

/s/ PATRICK FARRELL	President and Chief Financial Officer	March 19, 2007
Patrick Farrell	(Principal Financial Officer and Principal
Accounting Officer)

/s/ DANIEL DE WOLF	Director	March 19, 2007
Daniel De Wolf

/s/ FRANK HAYDU	Director	March 19, 2007
Frank Haydu

/s/ ROBERT JEVON	Director	March 19, 2007
Robert Jevon

/s/ ERIC SCHINDLER	Director	March 19, 2007
Eric Schindler

/s/ JOSEPH VASSALLUZZO	Director	March 19, 2007
Joseph Vassalluzzo

/s/ CHRISTINA W. VEST	Director	March 19, 2007
Christina W. Vest

iPARTY CORP.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
iParty Corp.

We have audited the accompanying consolidated balance sheets of iParty Corp. and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 30, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iParty Corp. and subsidiaries at December 30, 2006 and December 31, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles.

      /s/ Ernst & Young LLP

Boston, Massachusetts
February 24, 2007

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED BALANCE SHEETS

	Dec 30, 2006	Dec 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$760,376	$699,194
Restricted cash	706,066	651,617
Accounts receivable	1,116,042	1,246,545
Inventory, net	12,264,737	13,251,307
Prepaid expenses and other assets	752,172	548,114
Total current assets	15,599,393	16,396,777
Property and equipment, net	4,817,993	5,187,099
Intangible assets, net	2,153,482	—
Other assets	126,505	133,200
Total assets	$22,697,373	$21,717,076

LIABILITIES AND STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,516,406	$4,695,094
Accrued expenses	3,070,003	2,532,238
Current portion of capital lease obligations	343,761	442,358
Current notes payable	551,515	—
Borrowings under line of credit	1,162,719	6,635,874
Total current liabilities	10,644,404	14,305,564

Long-term liabilities:
Capital lease obligations, net of current portion	42,456	426,995
Notes payable, net of discount of $545,468	3,736,309	—
Other liabilities	929,199	669,003
Total long-term liabilities	4,707,964	1,095,998

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock - $.001 par value; 10,000,000 shares authorized, Series B convertible preferred stock - 1,150,000 shares authorized; 471,401 and 474,402 shares issued and outstanding at December 30, 2006 and December 31, 2005, respectively (aggregate liquidation value of $9,428,024 at December 30, 2006)	7,014,450	7,059,101
Series C convertible preferred stock - 100,000 shares authorized, issued and outstanding (aggregate liquidation value of $2,000,000 at December 30, 2006)	1,492,000	1,492,000
Series D convertible preferred stock - 250,000 shares authorized, issued and outstanding (aggregate liquidation value of $5,000,000 at December 30, 2006)	3,652,500	3,652,500
Series E convertible preferred stock - 533,333 shares authorized; 296,667 shares issued and outstanding (aggregate liquidation value of $1,112,500 at December 30, 2006)	1,112,500	1,112,500
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding (aggregate liquidation value of $500,000 at December 30, 2006)	500,000	500,000
Total convertible preferred stock	13,771,450	13,816,101

Common stock - $.001 par value; 150,000,000 shares authorized; 22,603,877 and 22,536,637 shares issued and outstanding at December 30, 2006 and December 31, 2005, respectively	22,604	22,537

Additional paid-in capital	51,671,084	50,971,656
Accumulated deficit	(58,120,133)	(58,494,780)
Total stockholders’ equity	7,345,005	6,315,514

Total liabilities and stockholders’ equity	$22,697,373	$21,717,076

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the periods ended
	Dec 30, 2006	Dec 31, 2005	Dec 25, 2004
	(52 weeks)	(53 weeks)	(52 weeks)
Revenues	$78,458,329	$72,537,998	$64,276,225
Operating costs:
Cost of products sold	44,942,542	41,395,193	35,826,820
Marketing and sales	25,625,547	24,116,050	21,176,925
General and administrative	6,736,197	6,762,583	6,335,067

Operating income	1,154,043	264,172	937,413

Other income	—	—	382,500

Income before income taxes	1,154,043	264,172	1,319,913

Interest income	10,217	801	1,354
Interest expense	(772,334)	(532,649)	(225,074)

Income (loss) before income taxes	391,926	(267,676)	1,096,193

Income taxes	17,279	—	105,000

Net income (loss)	$374,647	$(267,676)	$991,193

Income (loss) per share:
Basic	$0.01	$(0.01)	$0.03
Diluted	$0.01	$(0.01)	$0.02

Weighted-average shares outstanding:
Basic	37,862,928	22,186,581	37,649,400
Diluted	39,535,874	22,186,581	41,517,036

The accompanying notes are an integral part of these Consolidated Financial Statements.

IPARTY CORP.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Stockholders’ Equity (Deficit)
	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance December 27, 2003	2,464,805	$17,197,766	18,780,204	$18,780	$47,554,621	$(59,218,297)	$5,552,870

Issuance of common stock upon conversion of Series A convertible preferred stock	(1,000,000)	(1,000,000)	1,000,000	1,000	999,000		—
Issuance of common stock upon conversion of Series B convertible preferred stock	(103,620)	(1,541,869)	1,333,693	1,333	1,540,536		—
Issuance of common stock upon conversion of Series E convertible preferred stock	(92,772)	(347,895)	961,025	961	346,934		—
Exercise of stock options	—	—	17,795	19	7,009		7,028
Net income	—	—	—	—	—	991,193	991,193
Balance December 25, 2004	1,268,413	14,308,002	22,092,717	22,093	50,448,100	(58,227,104)	6,551,091

Issuance of common stock upon conversion of Series B convertible preferred stock	(33,058)	(491,901)	425,546	426	491,475		—
Stock based compensation	—	—	—	—	28,500	—	28,500
Exercise of stock options	—	—	18,374	18	3,581	—	3,599
Net loss	—	—	—	—	—	(267,676)	(267,676)
Balance December 31, 2005	1,235,355	13,816,101	22,536,637	22,537	50,971,656	(58,494,780)	6,315,514

Issuance of common stock upon conversion of Series B convertible preferred stock	(3,000)	(44,651)	39,925	40	44,611		—
Stock based compensation	—	—	—	—	35,592	—	35,592
Exercise of stock options	—	—	27,315	27	5,574	—	5,601
Issuance of warrants	—	—	—	—	613,651	—	613,651
Net income	—	—	—	—	—	374,647	374,647
Balance December 30, 2006	1,232,355	$13,771,450	22,603,877	$22,604	$51,671,084	$(58,120,133)	$7,345,005

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the periods ended
	Dec 30, 2006	Dec 31, 2005	Dec 25, 2004
	(52 weeks)	(53 weeks)	(52 weeks)
Operating activities:

Net income (loss)	$374,647	$(267,676)	$991,193
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,343,857	1,093,221	634,250
Deferred rent	260,196	197,244	65,550
Non cash stock base compensation expense	35,592	—	—
Non cash warrant expense	68,183	—	—
Changes in operating assets and liabilities:
Accounts receivable	130,503	(545,584)	(213,027)
Inventory	1,283,983	(1,850,336)	(1,977,508)
Prepaid expenses and other assets	(149,766)	120,637	191,345
Accounts payable	821,312	1,273,899	325,347
Accrued expenses and other liabilities	243,529	(281,312)	112,540
Net cash provided by (used in) operating activities	4,412,036	(259,907)	129,690

Investing activities:

Acquisition of retail store and non-compete agreement	(1,869,115)	—	—
Purchase of property and equipment	(709,892)	(1,663,647)	(2,121,134)
Net cash used in investing activities	(2,579,007)	(1,663,647)	(2,121,134)

Financing activities:

Net borrowings (repayments) under line of credit	(5,473,155)	1,378,184	1,497,019
Proceeds from notes payable	4,319,373	—	—
Principal payments on notes payable	(86,081)	—	—
Increase in restricted cash	(54,449)	(90,210)	(28,123)
Principal payments on capital lease obligations	(483,136)	(425,982)	(169,794)
Proceeds from exercise of stock options	5,601	3,599	7,028
Net cash provided by (used in) financing activities	(1,771,847)	865,591	1,306,130

Net increase (decrease) in cash and cash equivalents	61,182	(1,057,963)	(685,314)

Cash and cash equivalents, beginning of year	699,194	1,757,157	2,442,471

Cash and cash equivalents, end of year	$760,376	$699,194	$1,757,157

Supplemental disclosure of non-cash financing activities:

Conversion of Series A convertible preferred stock to common stock	$—	$—	$1,000,000
Conversion of Series B convertible preferred stock to common stock	44,651	491,901	1,541,869
Conversion of Series E convertible preferred stock to common stock	—	—	347,895
Total conversion of convertible preferred stock to common stock	$44,651	$491,901	$2,889,764

Conversion of accounts payable to notes payable	$1,819,373	$—	$—

Acquisition of assets under capital lease	$—	$132,968	$1,302,681

The Accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2006

1.  THE COMPANY

Background

The Company’s efforts are devoted to the sale of party goods and services through its retail stores.  At the end of fiscal 2006 the Company had 45 retail stores located throughout New England, with five additional stores located in Florida.  The Company licensed its Internet business to a third party in exchange for royalties under a license agreement, which to date have not been significant.

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

The Company’s fiscal year ended December 30, 2006 consisted of 52 weeks while fiscal year December 31, 2005 consisted of 53 weeks and fiscal year ended December 25, 2004 consisted of 52 weeks.

Management’s Plans

The Company believes, based on its current operating plan, that anticipated revenues from operations and borrowings available under the existing line of credit will be sufficient to fund its operations and working capital requirements through the next twelve months.  In the event that the Company’s operating plan changes or proves inaccurate due to decreased revenues, unanticipated expenses, increased competition, unfavorable economic conditions or other unforeseen circumstances, the Company’s liquidity may be negatively impacted.  Accordingly, the Company would be required to adjust its expenditures in 2007 to conserve working capital or raise additional capital to fund operations.  There can be no assurance, that, should the Company seek or require additional financing, such financing will be available, if at all, on terms and conditions acceptable to it.  At this time, the Company has no plans to open or acquire any new stores in 2007, unless it comes across or is presented with strategic opportunities.

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

Concentrations

The Company purchases its inventory from a diverse group of vendors.  Six suppliers account for approximately 44% of the Company’s purchase of merchandise, but the Company does not believe that it is overly dependent upon any single source for its merchandise, often using more than one vendor for similar kinds of products.  The Company entered into a Supply Agreement with its largest supplier on August 7, 2006, which will obligate the Company to purchase increased levels of merchandise until 2012.  The Supply Agreement provides for a ramp-up period during 2006 and 2007 and, for five years beginning with calendar year 2008, requires the Company to purchase on an annual basis merchandise equal to the total number of stores open during such calendar year, multiplied by $180,000.  The Supply Agreement provides for penalties in the event the Company fails to attain the annual purchase commitment that would require the Company to pay the difference between the purchases for that year and the annual purchase commitment for that year.

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

The Company uses controlled disbursement banking arrangements as part of its cash management program.  Outstanding checks, which were included in accounts payable, totaled $2,316,027 at December 30, 2006 and $627,269 at December 31, 2005.  The increase in outstanding checks in 2006 is due to the timing of store operating lease payments.  The Company had sufficient funds available to fund the outstanding checks when they were presented for payment.

Restricted cash represents money deposited in blocked accounts established for the benefit of and under the control of Wells Fargo Retail Finance II, LLC, the Company’s lender under its line of credit, and constitutes collateral for amounts outstanding under the Company’s line of credit.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments.  The fair value of borrowings under the Company’s line of credit approximates carrying value because the debt bears interest at a variable market rate.  The fair value of the capital lease obligations approximates the carrying value.   The fair value of the notes payable approximates the carrying value.  The fair value of the warrants was determined by using the Black-Scholes model.

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

The activity in the allowance for obsolete and excess inventory is as follows:

	2006	2005
Beginning balance	$1,098,972	$1,296,855
Increases to reserve	524,550	300,000
Write-offs against reserve	(543,708)	(497,883)
Ending balance	$1,079,814	$1,098,972

Advertising

Advertising costs are expensed upon first showing.  Advertising costs amounted to $3,659,743, $3,439,403, and $3,174,446 for the years ended December 30, 2006, December 31, 2005 and December 25, 2004, respectively.

Deferred Rent

Certain operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreements using the straight-line method, and are included in other liabilities in the accompanying consolidated balance sheet.  Deferred rent was $929,199 at December 30, 2006 and $669,003 at December 31, 2005.

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

The following table sets forth the computation of net income (loss) per basic and diluted share available to common stockholders:

	2006	2005	2004
Net income (loss)	$374,647	$(267,676)	$991,193

Net income (loss) per share
Basic	$0.01	$(0.01)	$0.03
Diluted	$0.01	$(0.01)	$0.02

Weighted-average shares outstanding:
Common shares	22,557,436	22,186,581	21,364,673
Common share equivalents of Series B-F convertible preferred stock	15,305,492	—	16,284,727
Basic weighted-average shares outstanding	37,862,928	22,186,581	37,649,400

Common share equivalents of Series A convertible preferred stock	—	—	48,077
Common share equivalents of “in the money” stock options	1,672,946	—	3,819,559
Common share equivalents of “in the money” warrants	—	—	—
Diluted weighted-average shares outstanding	39,535,874	22,186,581	41,517,036

The common share equivalents of “out of the money” stock options and warrants which were excluded from the computation of net income (loss) per diluted share available to common stockholders were 3,858,769 and 2,611,544 in 2006, respectively, 10,340,841 and 528,210 in 2005, respectively, and 3,309,630 and 13,011,215 in 2004, respectively.

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

In making the decision to accelerate these options, the Company’s Board of Directors considered the interest of the stockholders as it would reduce the Company’s reported stock based compensation expense in future periods following the effectiveness of Statement No. 123(R). The future stock based compensation expense that was eliminated was approximately $508,000 on a pre-tax basis and is reflected in the pro forma footnote disclosure for the year ended December 31, 2005.

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

The Company recognized stock based compensation expense of $35,592 for the year ended December 30, 2006.  Stock based compensation expense is included in general and administrative expense.  The adoption of Statement No. 123(R) had no impact on cash flow from operations and cash flow from financing activities for the year ended December 30, 2006.

In accordance with Statement No. 123(R), the results for the years ended December 31, 2005 and December 25, 2004 have not been restated.  If the stock based compensation expenses for the Company’s stock option plan had been determined based upon the fair value at the grant date for awards made prior to fiscal 2006 under the plan consistent with the methodology prescribed under Statement No. 123, the Company’s net loss would have been increased by $1,033,342 for the year ended December 31, 2005 and its net income would have been reduced by $668,223 for the year ended December 25, 2004.  Basic and diluted loss per share would have increased by $0.05 for the year ended December 31, 2005.   Basic income per share would have decreased by $0.02 and diluted income per share would have decreased by $0.01 for the year ended December 25, 2004.

	2005	2004
Net income (loss):
Reported	$(267,676)	$991,193
Deduct: Total stock based compensation expense determined under fair value based method for all awards	(1,033,342)	(668,223)
Pro forma	$(1,301,018)	$322,970

Net income (loss) per basic share:
Reported	$(0.01)	$0.03
Pro forma	$(0.06)	$0.01

Net income (loss) per diluted share:
Reported	$(0.01)	$0.02
Pro forma	$(0.06)	$0.01

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

The Company granted options for the purchase of 25,000 shares of common stock to each of the four independent members of the Board of Directors on June 7, 2006 at an exercise price of $0.36 per share.  The weighted-average fair market value, using the Black-Scholes option-pricing model, of the options granted was $0.30 per share in 2006, $0.43 per share in 2005 and $0.73 per share in 2004.  The fair market value of the stock options at the date of the grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2006	2005	2004
Risk-free interest rate	5.18%	3.76%	3.68%
Expected volatility	115.6%	111.5%	117.4%
Weighted average expected life (in years)	5.0	5.0	5.0
Expected dividends	0.00%	0.00%	0.00%

The total fair value of shares vested during 2006 was $6,262.  The remaining unrecognized stock based compensation expense related to unvested awards at December 30, 2006, was $37,669 and the period of time over which this expense will be recognized is 2.8 years.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and are depreciated on the straight-line method over the estimated useful lives of the assets.  At the beginning of fiscal 2004, the Company adopted a new policy for estimating the useful life of fixed assets which extended the useful life of equipment and furniture and fixtures.  Changing the estimated life of the assets in these categories as of the beginning of the year reduced depreciation expense by approximately $130,885.  Net income in 2004 would have been $0.02 per basic and diluted share if this change in estimating the useful life of fixed assets had not been adopted.  Expenditures for maintenance and repairs are charged to operations as incurred.  A listing of the estimated useful life of the various categories of property and equipment is as follows:

Asset Classification	Estimated Useful Life
Leasehold improvements	Lesser of term of lease or 10 years
Furniture and fixtures	7 years
Equipment	5 years
Computer hardware and software	3 years

Intangible Assets

Intangible assets consist primarily of the value of a five-year non-compete agreement from Party City Corporation (“Party City”) and its affiliates that covers Massachusetts, Maine, New Hampshire, Vermont, Rhode Island, and Windsor and New London counties in Connecticut which expires in 2011.  This asset has an estimated life of 60 months.  Also included is the value related to the retail store lease that the Company acquired from Party City in Peabody, Massachusetts.  This asset has an estimated life of 90 months, which includes 30 months on the initial term of the store lease plus 60 months on an existing lease renewal option.  The other intangible assets consist of legal and other transaction fees related to the three-year note payable due on September 15, 2009.  These assets are being amortized over the life of the note payable.

Intangible assets as of December 30, 2006 and December 31, 2005 were:

	Dec 30, 2006	Dec 31, 2005
Non-compete agreement	$1,725,069	—
Lease valuation	460,000	—
Other	154,949	—

Intangible assets	2,340,018	—

Less: accumulated amortization	(186,536)	—

Intangible assets, net	$2,153,482	$—

Amortization expense for these intangible assets was $186,536 and $0 for 2006 and 2005, respectively.  The non-compete agreement amortization expense is included in general and administrative expense on the Consolidated

Statement of Operations.  The lease valuation amortization expense is included in cost of goods sold and occupancy costs.  The amortization expense for the other intangible assets is included in general and administrative expense.

Future amortization expense related to these intangible assets as of December 30, 2006:

Year	Amount
2007	$458,017
2008	458,017
2009	440,800
2010	406,367
Thereafter	390,281
Total	$2,153,482

Accounting for the Impairment of Long-Lived Assets

The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in fiscal 2002, which requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell.  The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated results of operations.  On November 4, 2006, the Company closed its store in East Providence, Rhode Island due to underperforming sales.  As a result of this closing, the Company recorded a charge of approximately $140,000 related to remaining lease payments and other closing costs.  The initial term of the lease is due to expire on August 31, 2007.  At December 30, 2006, approximately $76,770 remains in the accrual.  As of December 30, 2006, the Company does not believe that any of its remaining assets are impaired.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation of FASB Statement No. 109, Accounting for Uncertainty in Income Taxes, which is a clarification of FASB Statement No. 109, Accounting for Income Taxes.  Interpretation of FASB 48 (“FIN 48”) is effective for fiscal years beginning after December 15, 2006.

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

•                  Recognition occurs when an enterprise determines whether it is more likely than not that a tax position will be sustained upon examination.  Once the enterprise has determined that the tax position will be recognized, the measurement step (step two) needs to be evaluated.

•                  A tax position that meets the criteria in step one is measured to determine the amount of benefit to recognize in the financial statements.  The tax position is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

The Company adopted FIN 48 effective January 1, 2007 and does not feel that there is a material impact of adoption on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement.  SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, or December 30, 2007 for the Company.  Adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position or results of operations.

Reclassifications

Certain reclassifications have been made to prior year’s amounts to conform to the current year presentation.

3.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	Dec 30, 2006	Dec 31, 2005
Leasehold improvements	$2,755,807	$2,416,015
Furniture and fixtures	2,531,579	2,467,501
Equipment under capital leases	1,454,129	1,454,129
Computer hardware and software	1,531,870	1,224,564
Equipment	612,496	546,920

Property and equipment	8,885,881	8,109,129
Less accumulated depreciation	(4,067,888)	(2,922,030)

Property and equipment, net	$4,817,993	$5,187,099

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

The original cost of assets under capital leases at December 30, 2006 and December 31, 2005 was $1,454,129 and $1,454,129, respectively. The accumulated depreciation of assets under capital leases at December 30, 2006 and December 31, 2005 was $705,551 and $411,630, respectively.  The amortization related to those assets under capital lease is included in depreciation expense.

At December 30, 2006 the minimum rental commitments under all non-cancelable capital and operating leases with initial or remaining terms of more than one year were as follows:

Year	Capital	Operating
2007	$394,113	$8,506,575
2008	37,636	7,555,594
2009	7,295	7,245,395
2010	—	6,296,576
2011	—	5,524,130
Thereafter	—	11,806,901
Total future minimum lease payments	439,044	$46,935,171

Less amount representing interest	52,827

Present value of minimum lease payments	386,217
Less current portion of obligation under capital leases	343,761

Long-term obligation under capital leases	$42,456

The Company’s rental expense under operating leases amounted to $8,699,501 in 2006, $7,725,856 in 2005 and $6,492,212 in 2004.  Included in these amounts are contingent rentals totaling $47,334 in 2006, $30,695 in 2005 and $39,949 in 2004.

5.  INCOME TAXES:

A reconciliation of the effective rate with the federal statutory rate is as follows:

	2006	2005	2004
Federal statutory rate	34.0%	-34.0%	34.0%
State income taxes, net of federal benefit	1.9%	0.0%	5.1%
Permanent differences	6.4%	4.8%	1.7%
Change in valuation allowance	-37.9%	29.2%	-31.2%
Effective tax rate	4.4%	0.0%	9.6%

Deferred tax assets consist of the following:

	2006	2005
Net operating loss carryforwards	$7,829,000	$8,162,000
Inventory reserves	428,000	436,000
Deferred rent	368,000	266,000
Accrued vacation	69,000	101,000
Accrued expenses	29,000	—
Intangible assets	43,000	—
Other	4,000	4,000
Excess book over tax depreciation and amortization	(26,000)	(23,000)
	8,744,000	8,946,000
Less valuation allowance	(8,744,000)	(8,946,000)
Net deferred tax asset	$—	$—

The Company has recorded a valuation allowance against its deferred tax assets because of the uncertainty regarding the realizability of these assets against future taxable income.

The Company used approximately $628,562 and $0 of net operating loss carryforwards in 2006 and 2005, respectively.

As of December 30, 2006, the Company has estimated net operating loss carryforwards of approximately $23.0 million, which begin to expire in 2018.  In accordance with Section 382 of the Internal Revenue Code, the use of some of these carryforwards may be subject to annual limitations based upon ownership changes of the Company’s stock which may have occurred or that may occur.

The Company made cash payments for state income taxes of $33,509 in 2006, $73,005 in 2005 and $157,952 in 2004.  The Company made cash payments for federal income taxes of $0 in 2006, $0 in 2005 and $35,000 in 2004.

6.  CONTRACTUAL ARRANGEMENTS:

License Arrangement

On July 8, 2003 the Company signed an agreement with Taymark, a direct marketer of party supplies, to license the iParty.com name to Taymark, which now operates the website at www.iparty.com.  In return, Taymark pays the Company a 15% royalty on all net sales realized through its operation of www.iparty.com.  The term of this agreement is for a period of two (2) years, unless sooner terminated.  If this agreement is not terminated, it automatically renews for successive one-year periods.  On July 8, 2005 and July 8, 2006, the Company entered into one-year renewal periods.

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

7.  RELATED PARTY TRANSACTIONS:

On September 7, 1999, the Company and Mr. Stuart Moldaw, who served as a Director of the Company from 1999 to 2003, entered into a consulting agreement that had a term of three years.  Upon the expiration of this agreement, the Company and Mr. Moldaw entered into an oral agreement that Mr. Moldaw would continue to provide consulting services to the Company.  On November 6, 2003, the Compensation Committee of the Company’s Board of Directors approved a stock option grant to Mr. Moldaw, vesting immediately, with an exercise price set at the closing price of the Company’s common stock on that day, to purchase 50,000 shares of common stock, for consulting services performed by Mr. Moldaw in 2003.  The fair value of the options granted to Mr. Moldaw on November 6, 2003 was $25,000.  On January 31, 2005, the Compensation Committee of the Company’s Board of Directors approved a stock option grant to Mr. Moldaw, vesting immediately, with an exercise price set at the closing price of the Company’s common stock on that day, to purchase 50,000 shares of common stock, for consulting services performed by Mr. Moldaw in 2004.  The fair value of the options granted on January 31, 2005 was $28,500.

On June 8, 2005, the Company’s Board of Directors approved the payment of $10,000 to Frank Haydu for serving as the Chairman of the Company’s Audit Committee for a one-year period until the next Annual Shareholder meeting.  As of December 30, 2006, this amount had been earned and paid.  Also on June 8, 2005, the Company’s Board of Directors approved the payment of up to $60,000 to Joseph Vassalluzzo, a Director of the Company, for services as a part-time consultant for a one-year period.  As of December 30, 2006, this amount had been earned and paid.

On June 7, 2006, the Company’s Board of Directors approved the payment of $10,000 to Frank Haydu for serving as the Chairman of the Company’s Audit Committee for a one-year period until the next Annual Shareholder meeting.  As of December 30, 2006, approximately $5,000 had been earned and $2,500 had been paid.  Also on June 7, 2006, the Company’s Board of Directors approved the payment of up to $60,000 to Joseph Vassalluzzo, a Director of the Company, for services as a part-time consultant for a one-year period.  As of December 30, 2006, fees for approximately $30,000 had been earned and $15,000 had been paid.

8.  LINE OF CREDIT:

On December 21, 2006, the Company amended its existing line of credit (the “line”) with Wells Fargo Retail Finance II, LLC.  The amendment continues the line of credit with Wells Fargo at $12,500,000 (including a $500,000 term loan) and extends it for three additional years to January 2, 2010.  In addition, the new agreement with Wells Fargo includes an option whereby the Company may increase its line of credit up to a maximum level of $15,000,000, upon 15 days written notice, as long as it is in compliance with all debt covenants and the other provisions of the loan agreement.  The new agreement also adjusts the interest rate applicable to our borrowings and permits the Company at its option, to use the London Interbank Offered Rate (“LIBOR”) rate for certain of its borrowings.  Inventory and accounts receivable secure the Company’s line.

The amended agreement includes a financial covenant requiring the Company to maintain a minimum availability under the line of 5% of the credit limit.  At the current credit limit of $12,500,000, the minimum availability is $625,000.  The amended agreement also has a covenant that requires the Company to limit its capital expenditures to within 110% of those amounts included in its business plan, which may be updated from time to time. At December 30, 2006, the Company was in compliance with these financial covenants.  The line generally prohibits the payment of any dividends or other distributions to any of the Company’s classes of capital stock.

On January 17, 2006, the Company amended its agreement to allow for a $500,000 term loan which increases its borrowing base, but does not increase the $12.5 million credit limit.  The Company borrowed the full $500,000 on that date.  The interest rate on the term loan is the bank’s base rate plus 125 basis points.  During the time in which the term loan remains outstanding, the interest rate on the line of credit is the bank’s base rate plus 75 basis points.  On October 30, 2006, the Company further amended its agreement to extend the maturity date of its outstanding term loan in the amount of $500,000 from October 31, 2006 to January 2, 2007.  On December 21, 2006, the Company further amended its agreement to extend the maturity date of its outstanding term loan in the amount of $500,000 to October 31, 2007.  The term loan is currently outstanding and is due and payable in full on October 31, 2007.  The amendment entered into on January 17, 2006 also waived a default as a consequence of the fact that the principal balance of the line of credit exceeded availability on January 12, 2006.

On August 7, 2006, the Company further amended its agreement with Wells Fargo to permit it to enter into a Supply Agreement with Amscan and an Asset Purchase Agreement with Party City.  The amendment also allows for the Company to incur the indebtedness represented by the Amscan Note and the Party City Note, and to incur other unsecured subordinated indebtedness consented to by Wells Fargo

The amounts outstanding under the line as of December 30, 2006 and December 31, 2005 were $1,162,719 and $6,635,874, respectively.  The interest rate on these borrowings was 9.0% at December 30, 2006 and 7.75% at December 31, 2005.  The outstanding balances under the line are classified as current liabilities in the accompanying consolidated balance sheets since the Company is required to apply daily lock box receipts to reduce the amount outstanding.  At December 30, 2006, the Company had approximately $5,657,200 of additional availability under the line.  In the third quarter of fiscal 2004, the Company established a letter of credit for $356,000 with Wells Fargo Bank, N.A. associated with the leasing of its new point-of-sale system.  At December 30, 2006, $200,000 of this letter of credit was outstanding.

The Company made cash payments for interest of $748,656 in 2006, $501,826 in 2005 and $208,631 in 2004.

9.  NOTES PAYABLE:

On August 7, 2006, the Company entered into a Supply Agreement with Amscan Inc. (“Amscan”), the largest supplier in the party goods industry.  The Company purchased approximately 16.7% of its merchandise from Amscan in each of fiscal 2006 and 2005, making Amscan its largest supplier.

The Supply Agreement with Amscan gives the Company the right to receive certain additional rebates and more favorable pricing terms over the term of the agreement than generally were available to the Company under its previous terms with Amscan.  The right to receive additional rebates, and the amount of such rebates, are subject to the Company’s achievement of increased levels of purchases and other factors provided for in the Supply Agreement.  In exchange, the Supply Agreement obligates the Company to purchase increased levels of merchandise from Amscan until 2012.  The Supply Agreement provides for a ramp-up period during 2006 and 2007 and, beginning with calendar year 2008, requires the Company to purchase on an annual basis merchandise equal to the total number of its stores open during such calendar year, multiplied by $180,000.  The Supply Agreement provides for penalties in the event the Company fails to attain the annual purchase commitment.

The Supply Agreement also provided for Amscan to extend, until October 31, 2006, approximately $1,150,000 of certain currently due Amscan payables owed by the Company to Amscan which would otherwise have been payable on August 8, 2006 (the “extended payables”) and gave the Company the right, at its option, to convert the extended payables into a subordinated promissory note.

On October 24, 2006, the Company elected to convert $1,143,896 of extended payables originally due to Amscan as of August 8, 2006 as well as an additional $675,477 of payables due to Amscan as of September 28, 2006 into a single subordinated promissory note in the total principal amount of $1,819,373 (the “Amscan Note”).  In accordance with the Supply Agreement, the Amscan Note bears interest at the rate of 11.0% per annum and is payable in thirty-six (36) equal monthly installments of principal and interest of $59,562.48 commencing on November 1, 2006, and on the first day of each month thereafter until October 1, 2009, when the entire remaining principal balance and all accrued interest shall be due and payable.  As of December 30, 2006, the remaining principal balance on the Amscan Note was $1,733,291.

On August 7, 2006, the Company also entered into and simultaneously closed an Asset Purchase Agreement with Party City, an affiliate of Amscan, pursuant to which the Company acquired a Party City retail party goods store in Peabody, Massachusetts and received a five-year non-competition covenant from Party City, for aggregate consideration of $2,450,000, payable by a subordinated note in the principal amount of $600,000, which will bear interest at the rate of 12.25% per annum (the “Party City Note”) and $1,850,000 in cash.  The Party City Note is payable in quarterly interest-only payments over four years, with the full principal amount due at the note’s maturity on August 7, 2010.  At December 30, 2006, the remaining principal balance on the Party City Note was $600,000.

On September 15, 2006, the Company entered into a Securities Purchase Agreement pursuant to which it raised $2.5 million through a combination of subordinated debt and warrants issued on September 15, 2006 to Highbridge International LLC (“Highbridge”), an institutional accredited investor.  Under the terms of the financing, the Company issued Highbridge a three-year $2.5 million subordinated note (the “Highbridge Note”) that bears interest at an interest rate of prime plus one percent.  At December 30, 2006, the interest rate on the Highbridge Note was 9.25%.  The Highbridge Note matures on September 15, 2009.  At December 30, 2006, the remaining principal balance on the Highbridge Note was $2,500,000.

10.  PREFERRED STOCK:

The following table summarizes the changes in the number of shares of convertible preferred stock during the past two years:

	Shares		Shares		Shares
	Issued	Conversions	Issued	Conversions	Issued
	and	to	and	to	and
	Outstanding	Common	Outstanding	Common	Outstanding
	as of 12/30/06	Stock	as of 12/31/05	Stock	as of 12/25/04
Series B convertible preferred stock	471,402	(3,000)	474,402	(33,058)	507,460
Series C convertible preferred stock	100,000	—	100,000	—	100,000
Series D convertible preferred stock	250,000	—	250,000	—	250,000
Series E convertible preferred stock	296,667	—	296,667	—	296,667
Series F convertible preferred stock	114,286	—	114,286	—	114,286
Total	1,232,355	(3,000)	1,235,355	(33,058)	1,268,413

Series B Convertible Preferred Stock

The shares of Series B convertible preferred stock are immediately convertible into 6,314,888 shares of common stock on a 1.000 to 13.396 ratio at December 30, 2006, and carry an aggregate liquidation value of $9,428,024 ($1.49 per common share issuable upon conversion) at December 30, 2006.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Certificate of Incorporation as amended at a price below the conversion price.  The Series B convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the Company consummates a secondary public offering resulting in gross proceeds to the Company of at least $10,000,000.

On September 15, 2006, the Company entered into a Securities Purchase Agreement pursuant to which it raised $2.5 million through a combination of subordinated debt and warrants issued on September 15, 2006 to Highbridge, an institutional accredited investor.  The warrant issued to Highbridge (the “Highbridge Warrant”) is exercisable for 2,083,334 shares of the Company’s common stock at an exercise price of $0.475 per share.  The issuance of the Highbridge Warrant triggered certain anti-dilution provisions of the Company’s Series B, C, and D convertible preferred stock.  As a result, the outstanding shares of Series B preferred stock are now convertible into 249,254 additional shares of common stock.

In the event of liquidation, the holders of Series B convertible preferred stock have preference to holders of the Company’s common stock, and are pari passu with the Company’s Series C, D, E and F convertible preferred stock.

Holders of Series B convertible preferred stock are entitled to 13 votes per share (i.e., one vote for each whole number of shares of common stock into which each such share is presently convertible) on all matters submitted to a vote of the Company’s stockholders and are entitled to participate in dividends when and if declared by the Board of Directors.

Series C Convertible Preferred Stock

The shares of Series C convertible preferred stock are immediately convertible into 1,365,200 shares of common stock on a 1.000 to 13.652 ratio at December 30, 2006, and carry an aggregate liquidation value of $2,000,000 ($1.47 per common share issuable upon conversion) at December 30, 2006.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Preferred Stock Charter at a price below the conversion price.  The Series C convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the

Company consummates a secondary public offering resulting in gross proceeds to the Company of at least $10,000,000.

On September 15, 2006, the Company entered into a Securities Purchase Agreement pursuant to which it raised $2.5 million through a combination of subordinated debt and warrants issued on September 15, 2006 to Highbridge, an institutional accredited investor.  The warrant issued to Highbridge is exercisable for 2,083,334 shares of the Company’s common stock at an exercise price of $0.475 per share.  The issuance of the Highbridge Warrant triggered certain anti-dilution provisions of the Company’s Series B, C, and D convertible preferred stock.  As a result, the outstanding shares of Series C preferred stock are now convertible into 54,600 additional shares of common stock.

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

Series D Convertible Preferred Stock

The shares of Series D convertible preferred stock are immediately convertible into 3,652,250 shares of common stock on a 1.000 to 14.609 ratio at December 30, 2006, and carry an aggregate liquidation value of $5,000,000 ($1.37 per common share issuable upon conversion) at December 30, 2006.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Preferred Stock Charter at a price below the conversion price.  The Series D convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the Company consummates a secondary public offering resulting in gross proceeds to the Company of at least $10,000,000.

On September 15, 2006, the Company entered into a Securities Purchase Agreement pursuant to which it raised $2.5 million through a combination of subordinated debt and warrants issued on September 15, 2006 to Highbridge, an institutional accredited investor.  The warrant issued to Highbridge is exercisable for 2,083,334 shares of the Company’s common stock at an exercise price of $0.475 per share.  The issuance of the Highbridge Warrant triggered certain anti-dilution provisions of the Company’s Series B, C, and D convertible preferred stock.  As a result, the outstanding shares of Series D preferred stock are now convertible into 138,500 additional shares of common stock.

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

Series E Convertible Preferred Stock

The shares of Series E convertible preferred stock are immediately convertible into 3,073,168 shares of common stock on a 1.000 to 10.359 ratio at December 30, 2006, and carry an aggregate liquidation value of $1,112,500 ($0.36 per common share issuable upon conversion) at December 30, 2006.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Preferred Stock Charter at a price below the conversion price.  The Series E convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the average closing bid price of the common stock equals or exceeds $10.00 per share for 20 days within any 30-day period.

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

Series F Convertible Preferred Stock

The shares of Series F convertible preferred stock are immediately convertible into 1,184,803 shares of common stock on a 1.000 to 10.367 ratio at December 30, 2006, and carry an aggregate liquidation value of $500,000 ($0.42 per common share issuable upon conversion) at December 30, 2006.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Preferred Stock Charter at a price below the conversion price.  The Series F convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the average closing bid price of the common stock equals or exceeds $10.00 per share for 20 days within any 30-day period.

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

Accretion of Dividends in the Event of Liquidation

The carrying values of Series B-F convertible preferred stock have been determined based on their fair market values at the original dates of issuance.  In certain cases, warrants were issued, which the Company allocated value to and included in additional paid in capital.  Should such a liquidation event occur, the difference between the carrying value of the convertible preferred stock and their liquidation value will be accreted.  This amount was $4,269,074 on December 30, 2006.

11.  WARRANTS:

At December 30, 2006, there were warrants outstanding which were exercisable for 2,611,544 shares of the Company’s common stock.  These warrants were issued in connection with certain preferred stock and subordinated debt financings.

On August 26, 2005, warrants issued in connection with the issuance of Series B and Series C convertible preferred stock which were exercisable for 9,157,619 shares of common stock expired without being exercised.  On September 10, 2005, warrants issued in connection with the issuance of Series B and Series C convertible preferred stock which were exercisable for 1,487,886 shares of common stock expired without being exercised.   On December 20, 2005, warrants issued in connection with the issuance of Series D convertible preferred stock which were exercisable for 1,837,500 shares of common stock expired without being exercised.

On September 15, 2006, the Company entered into a Securities Purchase Agreement pursuant to which it raised $2.5 million through a combination of subordinated debt and warrants issued on September 15, 2006 to Highbridge, an institutional accredited investor.  Under the terms of the financing, the Company issued Highbridge a warrant (the “Highbridge Warrant”) exercisable for 2,083,334 shares of its common stock at an exercise price of $0.475 per share, or 125% of the closing price of its common stock on the day immediately prior to the closing of the transaction.  The Company allocated approximately $613,651 of value to the Highbridge Warrant using the Black-Scholes model with volatility of 108%, interest of 4.73% and expected life of five years.  The Highbridge Warrant is being amortized using the effective interest method over the life of the Highbridge Note.  The agreements entered into in connection with the financing provide for certain restrictions and covenants consistent with Highbridge’s status as a subordinated lender, and also grant Highbridge resale registration rights with respect to the shares of common stock underlying the Highbridge Warrant.

The following table summarizes the Company’s outstanding warrants at December 30, 2006:

Total Common Shares Issuable	Exercise Price per Common Share Issuable	Expiration Date
146,341	$5.13	04/16/09
121,212	4.13	05/13/09
44,444	2.81	06/15/09
47,619	2.63	06/22/09
40,816	3.06	07/15/09
44,444	2.81	07/22/09
83,334	3.00	08/15/09
2,083,334	0.48	09/15/11
2,611,544	$1.14

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

A summary of the Company’s stock options is as follows:

	Number of
	Shares of	Weighted
	Common Stock	Average
	Underlying	Exercise	Price
	Stock Options	Price	Range
Outstanding - December 27, 2003	8,517,718	$0.99	0.11-5.38
Granted	1,801,300	0.89	0.69-1.33
Expired/Forfeited	(286,096)	1.50	0.11-4.00
Exercised	(17,795)	0.39	0.20-0.50

Outstanding - December 25, 2004	10,015,127	0.96	0.13-5.38
Granted	495,578	0.54	0.45-0.70
Expired/Forfeited	(151,490)	0.45	0.18-1.33
Exercised	(18,374)	0.20	0.18-0.20

Outstanding - December 31, 2005	10,340,841	0.95	0.13-5.38
Granted	100,000	0.36	0.36-0.36
Expired/Forfeited	(1,491,086)	2.91	0.13-5.38
Exercised	(27,315)	0.20	0.16-0.33

Outstanding - December 30, 2006	8,922,440	0.62	0.13-4.25

Exercisable - December 30, 2006	8,801,479	$0.62	$0.13-$4.2	5

Available for grant - December 30, 2006	1,658,701

The following table summarizes information for options outstanding and exercisable at December 30, 2006:

	Outstanding			Exercisable
	Number of	Weighted
	Shares of	Average	Weighted	Number	Weighted
	Common Stock	Remaining	Average	of	Average
	Underlying	Life	Exercise	Stock	Exercise
Price Range	Stock Options	(Years)	Price	Options	Price
$ 0.11 - $ 0.20	146,250	4.6	$0.18	144,515	$0.18
0.21 - 0.30	3,803,684	4.2	0.25	3,798,567	0.25
0.31 - 0.50	1,173,371	5.7	0.36	1,079,463	0.35
0.51 - 1.00	3,157,935	6.3	0.77	3,137,734	0.77
1.01 - 3.50	541,200	2.6	2.33	541,200	2.33
3.51 - 5.38	100,000	3.0	4.14	100,000	4.41
Total	8,922,440	5.0	$0.62	8,801,479	$0.62

The Company has reserved 27,124,293 shares of common stock for issuance in connection with the conversion of convertible preferred stock (15,590,309 shares), the exercise of warrants (2,611,544 shares) and the exercise of stock options (8,922,440 shares).

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

On September 15, 2006, the Company amended the rights plan to clarify that the issuance of the Highbridge Warrant did not constitute a triggering event under the rights plan.

14.  PROFIT SHARING 401(k) PLAN:

The iParty 401(k) Plan is a qualified profit sharing plan covering substantially all of its employees.  Contributions to this plan are at the discretion of the Board of Directors.  The Company’s expense, including matching contributions and any discretionary amounts was $108,863 in 2006, $113,127 in 2005 and $111,799 in 2004.

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

16.  QUARTERLY FINANCIAL DATA (UNAUDITED):

QUARTERLY FINANCIAL DATA

	Apr 1, 2006	Jul 1, 2006	Sep 30, 2006	Dec 30, 2006 (4)
Revenues	$13,545,799	$18,587,169	$17,240,535	$29,084,826
Cost of products sold (1),(2)	8,429,170	10,803,021	10,178,878	15,531,473
Operating income (loss)	(1,931,745)	386,720	(1,162,116)	3,861,184
Net income (loss)	(2,089,273)	216,727	(1,384,401)	3,631,594

Net income (loss) per share
Basic	$(0.09)	$0.01	$(0.06)	$0.10
Diluted	$(0.09)	$0.01	$(0.06)	$0.09

Weighted-average shares outstanding:
Basic	22,544,257	37,728,932	22,555,333	38,191,009
Diluted	22,544,257	39,283,126	22,555,333	40,186,640

	Mar 26, 2005	Jun 25, 2005	Sep 24, 2005	Dec 31, 2005 (4)
Revenues	$13,159,763	$16,517,522	$14,839,051	$28,021,662
Cost of products sold (1), (3)	8,113,575	9,479,347	8,983,536	14,818,735
Operating income (loss)	(1,590,609)	227,553	(2,201,072)	3,828,300
Net income (loss)	(1,692,785)	98,149	(2,352,032)	3,678,992

Net income (loss) per share
Basic	$(0.08)	$0.00	$(0.11)	$0.10
Diluted	$(0.08)	$0.00	$(0.11)	$0.09

Weighted-average shares outstanding:
Basic	22,107,567	37,706,143	22,147,063	37,724,517
Diluted	22,107,567	39,937,184	22,147,063	39,337,114

(1)  Cost of products sold consists of the cost of merchandise sold to customers and the occupancy costs for stores.

(2)  The fourth quarter of 2006 included an estimated reduction of $251,806 to the cost of products sold during the previous three quarters due to the completion of physical inventories, for which shortage had been estimated during the year.

(3)  The fourth quarter of 2005 included an estimated reduction of $175,884 to the cost of products sold during the previous three quarters due to the completion of physical inventories, for which shortage had been estimated during the year.

(4)  The fourth quarter of 2006 consisted of 13 weeks compared to 14 weeks for the fourth quarter of 2005.

EXHIBIT INDEX

EXHIBIT
NUMBER			DESCRIPTION
3.1	(1)		Restated Certificate of Incorporation of WSI Acquisition Corp. and Certificate of Merger by iParty Corp. into WSI Acquisition Corp.
3.2	(1)		Certificate of Designation of Series A Preferred Stock of WSI Acquisitions, Corp.
3.3	(2)		Certificate of Designation of Series B Preferred Stock of iParty Corp.
3.4	(2)		Certificate of Designation of Series C Preferred Stock of iParty Corp.
3.5	(4)		Certificate of Designation of Series D Preferred Stock of iParty Corp.
3.6	(5)		Certificate of Designation of Series E Preferred Stock of iParty Corp.
3.7	(10)		Certificate of Correction to Certificate of Designation of Series E Preferred Stock of iParty Corp.
3.8	(6)		Certificate of Designation of Series F Preferred Stock of iParty Corp.
3.9	(8)		Certificate of Designation of Series G Junior Preferred Stock of iParty Corp.
3.10	(1)		By-Laws of WSI Acquisition Corp., as amended.
10.1	(1)		Agreement and Plan of Merger between iParty Corp. and WSI Acquisitions Corp.
10.2	(1)	##	1998 Incentive and Non-Qualified Stock Option Plan.
10.3	(10)	##	Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan.
10.4	(17)	##	Form of Non-qualified Stock Option Agreement.
10.5	(17)	##	Form of Incentive Stock Option Agreement.
10.6	(16)	##	Form of Stock Option Agreement granted to Messrs. DeWolf, Haydu, Schindler, and Vassalluzzo.
10.7	(23)	##	Option Cancellation Agreement between Sal Perisano and iParty Corp., dated December 8, 2006.
10.8	(23)	##	Option Cancellation Agreement between Patrick Farrell and iParty Corp., dated December 8, 2006.
10.9	(23)	##	Option Cancellation Agreement between Dorice Dionne and iParty Corp, dated December 8, 2006.
10.10	(14)	##	Amended and Restated Employment Agreement between iParty Corp. and Sal Perisano, dated May 14, 2004.
10.11	(14)	##	Amended and Restated Employment Agreement between iParty Corp. and Dorice Dionne, dated May 14, 2004.
10.12	(25)	##	Amended and Restated Employment Agreement between iParty Corp. and Patrick Farrell, dated January 8, 2007.
10.13	(16)	##	Compensation Arrangements dated June 8, 2005 with Messrs. DeWolf, Haydu, Schindler, and Vassalluzzo.
10.14	(18)	##	Compensation Arrangements dated June 7, 2006 with Messrs. DeWolf, Haydu, Schindler, and Vassalluzzo.
10.15	(16)	##	Written Summary of One-Year Part-time Consulting Arrangement with Joseph Vassalluzzo.
10.16	(18)	##	Written Summary of Renewed One-Year Part-time Consulting Arrangement with Joseph Vassalluzzo.
10.17	(11)		Web Site License Agreement between iParty Corp. and Taymark, Inc.
10.18	(7)		Rights Agreement between iParty Corp. and Continental Stock Transfer & Trust, as Rights Agent.
10.19	(20)		Amendment to Rights Agreement between iParty Corp. and Continental Stock Transfer & Trust, as Rights Agent, dated September 15, 2006.
10.20	(10)		Loan and Security Agreement between iParty Retail Stores Corp. and Paragon Capital LLC.
10.21	(9)		First Amendment to Loan and Security Agreement by and among iParty Corp., iParty Retail Stores Corp. and Wells Fargo Retail Finance, LLC.
10.22	(12)		Second Amendment to Loan and Security Agreement by and among iParty Corp., iParty Retail Stores Corp. and Wells Fargo Retail Finance II, LLC.
10.23	(13)		Third Amendment to Loan and Security Agreement by and among iParty Corp., iParty Retail Stores Corp. and Wells Fargo Retail Finance II, LLC.
10.24	(15)		Fourth Amendment to Loan and Security Agreement by and among iParty Corp., iParty Retail Stores Corp. and Wells Fargo Retail Finance II, LLC.
10.25	(19)		Fifth Amendment to Loan and Security Agreement by and among iParty Corp., iParty Retail Stores Corp. and Wells Fargo Retail Finance II, LLC.
10.26	(22)		Sixth Amendment to Loan and Security Agreement by and among iParty Corp., iParty Retail Stores Corp. and Wells Fargo Retail Finance II, LLC.

10.27	(24)	Amended and Restated Loan and Security Agreement by and among iParty Corp., iParty Retail Stores Corp. and Wells Fargo Retail Finance II, LLC dated December 21, 2006.
10.28	(19)	Supply Agreement with Amscan Inc., dated August 7, 2006.
10.29	(19)	Asset Purchase Agreement with Party City Corporation, dated August 7, 2006.
10.30	(20)	Securities Purchase Agreement with Highbridge International LLC, dated September 15, 2006.
10.31	(26)	Amendment Agreement between iParty Corp. and Highbridge International LLC, dated January 9, 2007.
10.32	(20)	Senior Subordinated Note with Highbridge International LLC, dated September 15, 2006.
10.33	(26)	Warrant to Purchase Common Stock with Highbridge International LLC, issued September 15, 2006, as amended January 9, 2007.
10.34	(20)	Registration Rights Agreement with Highbridge International LLC, dated September 15, 2006.
10.35	(21)	Subordinated Promissory Note of iParty Corp., dated October 24, 2006.
10.36	(10)	Trademark Security Agreement between iParty Retail Stores Corp. and Paragon Capital LLC.
10.37	(10)	Trademark Security Agreement between iParty Corp. and Wells Fargo Retail Finance, LLC.
10.38	(5)	Stock Purchase Agreement by and among iParty Corp., Ajmal Khan and Robert Lessin.
10.39	(6)	Stock Purchase Agreement between iParty Corp. and Patriot Capital Ltd.
10.40	(3)	Funding Agreement among iParty Corp., Robert Lessin and Ajmal Khan.
21.1	**	Subsidiaries of Registrant.
23.1	**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	**	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.
31.2	**	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

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

(17)                Filed as an exhibit to iParty’s Annual Report on Form 10-K, filed with the SEC on March 30, 2006 and incorporated herein by reference.

(18)                Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on June 9, 2006 and incorporated herein by reference.

(19)                Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on August 7, 2006 and incorporated herein by reference.

(20)                Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on September 18, 2006 and incorporated herein by reference.

(21)                Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on October 25, 2006 and incorporated herein by reference.

(22)                Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on November 2, 2006 and incorporated herein by reference.

(23)                Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on December 12, 2006 and incorporated herein by reference.

(24)                Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on December 26, 2006 and incorporated herein by reference.

(25)                Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on January 8, 2007 and incorporated herein by reference.

(26)                Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on January 10, 2007 and incorporated herein by reference.