Form 10-Q
period 2007-03-31
IPARTY CORP
filed 2007-05-10
CIK 1078383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

As of May 5, 2007 there were 22,622,825 shares of common stock, $.001 par value, outstanding.

iPARTY CORP.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

iPARTY CORP.
CONSOLIDATED BALANCE SHEETS

	Mar 31, 2007	Dec 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63,523	$760,376
Restricted cash	527,757	706,066
Accounts receivable	831,558	1,116,042
Inventory, net	13,209,006	12,264,737
Prepaid expenses and other assets	1,395,436	752,172
Total current assets	16,027,280	15,599,393
Property and equipment, net	4,629,662	4,817,993
Intangible assets, net	2,038,983	2,153,482
Other assets	126,862	126,505
Total assets	$22,822,787	$22,697,373

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,646,980	$5,516,406
Accrued expenses	2,428,408	3,070,003
Current portion of capital lease obligations	262,052	343,761
Current notes payable	571,384	551,515
Borrowings under line of credit	2,458,525	1,162,719
Total current liabilities	12,367,349	10,644,404

Long-term liabilities:
Capital lease obligations, net of current portion	34,145	42,456
Notes payable, net of discount $494,330	3,589,616	3,736,309
Other liabilities	977,359	929,199
Total long-term liabilities	4,601,120	4,707,964

Commitments and contingencies

Stockholders' equity:
Convertible preferred stock - $.001 par value; 10,000,000 shares authorized,
Series B convertible preferred stock - 1,150,000 shares authorized; 470,401 and 471,401 shares issued and outstanding at Mar 31, 2007 and Dec 30, 2006, respectively
(aggregate liquidation value of $9,408,024 at Mar 31, 2007)	6,999,570	7,014,450
Series C convertible preferred stock - 100,000 shares authorized, issued and outstanding
(aggregate liquidation value of $2,000,000 at Mar 31, 2007)	1,492,000	1,492,000
Series D convertible preferred stock - 250,000 shares authorized, issued and outstanding
(aggregate liquidation value of $5,000,000 at Mar 31, 2007)	3,652,500	3,652,500
Series E convertible preferred stock - 296,667 shares authorized, issued and outstanding
(aggregate liquidation value of $1,112,500 at Mar 31, 2007)	1,112,500	1,112,500
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding
(aggregate liquidation value of $500,000 at Mar 31, 2007)	500,000	500,000
Total convertible preferred stock	13,756,570	13,771,450

Common stock - $.001 par value; 150,000,000 shares authorized; 22,622,825 and 22,603,877
shares issued and outstanding at Mar 31, 2007 and Dec 30, 2006, respectively	22,623	22,604

Additional paid-in capital	51,698,114	51,671,084
Accumulated deficit	(59,622,989)	(58,120,133)
Total stockholders' equity	5,854,318	7,345,005

Total liabilities and stockholders' equity	$22,822,787	$22,697,373

iPARTY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	Mar 31, 2007	Apr 1, 2006
Revenues	$15,599,159	$13,545,799
Operating costs:
Cost of products sold and occupancy costs	9,406,774	8,498,254
Marketing and sales	5,586,074	5,355,098
General and administrative	1,882,857	1,693,276

Operating loss	(1,276,546)	(2,000,829)

Interest income	1,734	256
Interest expense	(228,044)	(157,784)

Loss before income taxes	(1,502,856)	(2,158,357)

Income taxes	-	-

Net loss	$(1,502,856)	$(2,158,357)

Loss per share:
Basic and diluted	$(0.07)	$(0.10)

Weighted-average shares outstanding:
Basic and diluted	22,614,544	22,544,257

iPARTY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	Mar 31, 2007	Apr 1, 2006
Operating activities:

Net loss	$(1,502,856)	$(2,158,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	414,875	292,570
Deferred rent	48,160	59,535
Non cash stock based compensation expense	10,892	7,690
Non cash warrant expense	51,138	-
Changes in operating assets and liabilities:
Accounts receivable	284,484	667,776
Inventory	(944,269)	(237,797)
Prepaid expenses and other assets	(524,621)	(854,256)
Accounts payable	1,130,574	2,414,373
Accrued expenses and other liabilities	(771,530)	(483,206)
Net cash used in operating activities	(1,803,153)	(291,672)

Investing activities:
Purchase of property and equipment	(112,046)	(93,351)
Net cash used in investing activities	(112,046)	(93,351)

Financing activities:

Net borrowings under line of credit	1,295,806	894,935
Principal payments on notes payable	(177,962)	-
Decrease in restricted cash	178,308	274,221
Principal payments on capital lease obligations	(90,020)	(114,144)
Deferred financing costs	10,937	9,315
Proceeds from exercise of stock options	1,277	1,170
Net cash provided by financing activities	1,218,346	1,065,497

Net increase (decrease) in cash and cash equivalents	(696,853)	680,474

Cash and cash equivalents, beginning of period	760,376	699,194

Cash and cash equivalents, end of period	$63,523	$1,379,668

Supplemental disclosure of non-cash financing activities:

Conversion of Series B convertible preferred stock to common stock	$14,880	$7,451

iPARTY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

The interim consolidated financial statements as of March 31, 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at December 30, 2006 has been derived from the audited consolidated financial statements at that date. Operating results for the Company on a quarterly basis may not be indicative of the results for the entire year due, in part, to the seasonality of the party goods industry. Historically, higher revenues and operating income have been experienced in the second and fourth fiscal quarters, while the Company has generated losses in the first and third quarters. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K, for the year ended December 30, 2006.

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

Concentrations

The Company purchases its inventory from a diverse group of vendors. Three suppliers account for approximately 38% of the Company’s purchase of merchandise, but the Company does not believe that it is overly dependent upon any single source for its merchandise, often using more than one vendor for similar kinds of products. The Company entered into a Supply Agreement with its largest supplier on August 7, 2006, which will obligate the Company to purchase increased levels of merchandise until 2012. The Supply Agreement provides for a ramp-up period during 2006 and 2007 and, for five years beginning with calendar year 2008, requires the Company to purchase on an annual basis merchandise equal to the total number of stores open during such calendar year, multiplied by $180,000. The Supply Agreement provides for penalties in the event the Company fails to attain the annual purchase commitment that would require the Company to pay the difference between the purchases for that year and the annual purchase commitment for that year. The Company is not aware of any reason or circumstance that would prevent the minimum purchase amount commitments under the Supply Agreement from being met.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. Cash equivalents consist primarily of store cash funds and daily store receipts in transit to our concentration bank and are carried at cost.

The Company uses controlled disbursement banking arrangements as part of its cash management program. Outstanding checks, which were included in accounts payable, totaled $1,194,928 at March 31, 2007 and $2,316,026 at December 30, 2006. The decrease in outstanding checks as of March 31, 2007 is due to the timing of store lease payments.

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

The activity in the allowance for obsolete and excess inventory is as follows:

	Three months ended	Twelve months ended
	Mar 31, 2007	Dec 30, 2006
Beginning balance	$1,079,814	$1,098,972
Increases to reserve	115,000	524,550
Write-offs against reserve	(2,232)	(543,708)
Ending balance	$1,192,582	$1,079,814

Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) on December 31, 2006. At the adoption date and as of March 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities, retained earnings or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were zero for the three months ended March 31, 2007.

Tax years 2003 through 2006 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

Net Income (Loss) per Share

Net income (loss) per basic share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus the common share equivalents of Series B-F preferred stock. The common share equivalents of Series B-F are included in the calculation of net income (loss) per basic share in accordance with EITF Topic D-95, Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share, since the preferred stockholders are entitled to participate in dividends when and if declared by the Board of Directors. For periods with net losses, the Company excludes those common share equivalents since their impact would be anti-dilutive.

Net income (loss) per diluted share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, plus the common share equivalents of Series B-F preferred stock, plus the common share equivalents of the “in the money” stock options and warrant as computed by the treasury method. For periods with net losses, the Company excludes those common share equivalents since their impact would be anti-dilutive.

As of March 31, 2007, there were 27,095,341 potential additional common share equivalents outstanding, which were not included in the calculation of diluted net loss per share because their effect would be anti-dilutive. These included 15,576,913 shares upon the conversion of immediately convertible preferred stock, 2,083,334 shares upon the exercise of a warrant with an exercise price of $0.475 per share, 528,210 shares upon the exercise of warrants with a weighted average exercise price of $3.79 per share and 8,906,884 shares upon the exercise of stock options with a weighted average exercise price of $0.62 per share.

Stock Option Compensation Expense

On January 1, 2006, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payments, using the modified prospective method. Under this method, stock based compensation expense is recognized for new grants beginning in 2006 and any unvested grants prior to the adoption of Statement No. 123(R). Prior to fiscal 2006, the Company accounted for share-based payments to employees using the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and the disclosure-only provisions of Statement No. 123, Accounting for Stock-Based Compensation. Because the Company granted stock options to employees at exercise prices equal to fair market value on the date of grant, no stock based compensation cost was recognized for option grants in periods prior to fiscal 2006.

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

In making the decision to accelerate these options, the Company’s Board of Directors considered the interest of the stockholders as it would reduce the Company’s reported stock based compensation expense in future periods following the effectiveness of Statement No. 123(R). The future stock based compensation expense that was eliminated was approximately $508,000 on a pre-tax basis.

Under Statement No. 123(R), the Company uses the Black-Scholes option pricing model to determine the fair value of stock based compensation. The Black-Scholes model requires the Company to make several subjective assumptions, including the estimated length of time employees will retain their vested stock options before exercising them (“expected term”), and the estimated volatility of the Company’s common stock price over the expected term, which is based on historical volatility of the Company’s common stock over a time period equal to the expected term. The Black-Scholes model also requires a risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of the grant, and the dividend yield on the Company’s common stock, which is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future. Changes in these assumptions can materially affect the estimate of fair value of stock based compensation and consequently, the related expense recognized on the consolidated statement of operations. Under the modified prospective method, stock based compensation expense is recognized for new grants beginning in the fiscal year ended December 30, 2006 and any unvested grants prior to the adoption of Statement No. 123(R). The Company recognizes stock based compensation expense on a straight-line basis over the vesting period of each grant.

The Company recognized stock based compensation expense of $10,892 and $7,690 in the three months ended March 31, 2007 and April 1, 2006, respectively. Stock based compensation expense is included in general and administrative expense. The adoption of Statement No. 123(R) had no impact on cash flow from operations and cash flow from financing activities for the three months ended March 31, 2007.

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

There were no options granted in the first quarter of fiscal 2007 or 2006.

A summary of the Company's stock options is as follows:

				Weighted
	Number	Weighted		Average
	of	Average		Remaining	Aggregate
	Stock	Exercise	Price	Life	Intrinsic
	Options	Price	Range	(Years)	Value
Outstanding - December 30, 2006	8,922,440	$0.62	$0.13 - 4.25
Granted	-	-	- - -
Expired/Forfeited	(10,004)	0.38	0.20 - 0.50
Exercised	(5,552)	0.23	0.23 -0.23

Outstanding - March 31, 2007	8,906,884	$0.62	$0.13 - 4.25	4.8	$911,896

Exercisable - March 31, 2007	8,824,485	$0.62	$0.13 -4.25	4.7	$908,937

Available for grant - March 31, 2007	1,668,705

The total fair value of shares vested during the three months ended March 31, 2007 was $3,094. The remaining unrecognized stock based compensation expense related to unvested awards at March 31, 2007, was $25,936 and the period of time over which this expense will be recognized is 2.5 years.

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

Intangible assets as of March 31, 2007 and December 30, 2006 were:

	Mar 31, 2007	Dec 30, 2006
Non-compete agreement	$1,725,069	1,725,069
Occupancy valuation	460,000	460,000
Other	154,949	154,949

Intangible assets	2,340,018	2,340,018

Less: accumulated amortization	(301,035)	(186,536)

Intangible assets, net	$2,038,983	$2,153,482

Amortization expense for these intangible assets was $114,498 and $0 for the three months ended March 31, 2007 and April 1, 2006 respectively. The amortization expense for the non-compete agreement and other intangible assets are included in general and administrative expense on the Consolidated Statement of Operations. The occupancy valuation amortization expense is included in cost of goods sold and occupancy costs.

Future amortization expense related to these intangible assets as of March 31, 2007:

Year	Amount
2007	$343,490
2008	457,997
2009	440,780
2010	406,347
2011	262,592
Thereafter	127,777
Total	$2,038,983

Accounting for the Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  The Company’s review considers store operating results, future sales growth and cash flows. During the fourth quarter of 2006, the Company decided to close its store in East Providence, Rhode Island effective November 4, 2006 due to underperforming sales. As a result of this closing, the Company incurred a charge in the fourth quarter of 2006 of approximately $120,000 related to remaining lease payments and other closing costs. The initial term of the lease is due to expire on August 31, 2007. The Company is not aware of any impairment indicators in any of its remaining stores at March 31, 2007.

Notes Payable

Notes payable consist of three notes entered into in fiscal 2006.

The “Highbridge Note” is a three year subordinated note that bears interest at the rate of prime plus one percent. The note matures on September 15, 2009. The original discount associated with warrants issued in conjunction with the Highbridge Note (original discount amount $613,651) is being amortized using the effective interest method over the life of the note payable. The note payable is presented net of the remaining unamortized discount.

The “Amscan Note” is a subordinated promissory note in the total principal amount of $1,819,373. The note bears interest at the rate of 11.0% per annum and is payable in thirty-six (36) equal monthly installments of principal and interest of $59,562 beginning on November 1, 2006, and on the first day of each month thereafter until October 1, 2009, when the entire remaining principal balance and all accrued interest is due and payable.

The “Party City Note” is a subordinated promissory note in the principal amount of $600,000. The note bears interest at the rate of 12.25% per annum and is payable by quarterly interest-only payments over four years, with the full principal amount due at the note’s maturity on August 7, 2010.

Stockholder’s Equity

During the quarter ended March 31, 2007, 5,552 shares of common stock were issued upon the exercise of stock options and 13,396 shares of common stock were issued upon conversion of Series B convertible preferred stock.

Reclassifications

Certain prior year balances have been reclassified to conform with current year presentation.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and related Notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and related Notes and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

Certain statements in this Quarterly Report on Form 10-Q, particularly statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Forward-looking statements included in this Quarterly Report on Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (“SEC”), reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements. Such future results are based upon our best estimates based upon current conditions and the most recent results of operations. Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this Quarterly Report on Form 10-Q. These include, but are not limited to, those described below under the heading “Factors That May Affect Future Results” and in Part II, Item 1A, “Risk Factors” as well as under Item 1A, “Risk Factors” of our most recently filed Annual Report on Form 10-K for the year ended December 30, 2006.

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

The following table shows the number of stores in operation:

	For the three months ended
	Mar 31, 2007	Apr 1, 2006
Beginning of period	50	50
Openings / Acquisitions	-	-
Closings	-	-
End of period	50	50

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

Our business has a seasonal pattern. In the past three years, we have realized approximately 37.5% of our annual revenues in our fourth quarter, which includes Halloween and Christmas, and approximately 23.4% of our revenues in the second quarter, which includes school graduations. Also, during the past three years, we have had net income in our second and fourth quarters and generated losses in our first and third quarters.

For 2007, our plan is to continue to increase our comparable store sales growth, increase our gross profit margin percentage and leverage our occupancy costs, marketing and sales expense and general and administrative expense. At this time, we have no plans to open or acquire any new stores in 2007, unless we become aware of or are presented with strategic opportunities.

Results of Operations

Fiscal year 2007 has 52 weeks and ends on December 29, 2007. Fiscal year 2006 had 52 weeks and ended on December 30, 2006.

The first quarter of fiscal year 2007 had 13 weeks and ended on March 31, 2007. The first quarter of fiscal year 2006 had 13 weeks and ended on April 1, 2006.

Three Months Ended March 31, 2007 Compared to Three Months Ended April 1, 2006

Revenues

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale. Our consolidated revenues for the first quarter of fiscal 2007 were $15,599,159, an increase of $2,053,360, or 15.2% from the first quarter of the prior fiscal year.

	For the three months ended
	Mar 31, 2007	Apr 1, 2006
Revenues	$15,599,159	$13,545,799

Increase in revenues	15.2%	2.9%

Sales for the first quarter of fiscal 2007 included sales from 49 comparable stores (defined as stores open for at least one full year) and one store that was acquired in August 2006. Comparable store sales for the quarter increased by 11.3%. Sales for the first quarter of fiscal 2007 included sales of approximately $494,000 from December 31, 2006, traditionally a strong sales day, which was not included in the first quarter of 2006, which began on January 1. In addition, the increase in sales in the first quarter of fiscal 2007 was attributable to the focus on improving efficiencies and operations.

Cost of goods sold and occupancy costs

Cost of goods sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores. Our cost of goods sold and occupancy costs for the first quarter of fiscal 2007 were $9,406,774, or 60.3% of revenues, an increase of $908,520 and a decrease of 2.4 percentage points, as a percentage of revenues, from the first quarter of the prior fiscal year.

	For the three months ended
	Mar 31, 2007	Apr 1, 2006
Cost of goods sold and occupancy costs	$9,406,774	$8,498,254

Percentage of revenues	60.3%	62.7%

As a percentage of revenues, the decrease in cost of goods sold and occupancy costs was primarily attributable to improved leveraging of occupancy costs resulting from the increased sales in our comparable stores.

 Marketing and sales expense

Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores. Our consolidated marketing and sales expense for the first quarter of fiscal 2007 was $5,586,074, or 35.8% of revenues, an increase of $230,976 and a decrease of 3.7 percentage points, as a percentage of revenues, from the first quarter of the prior fiscal year.

	For the three months ended
	Mar 31, 2007	Apr 1, 2006
Marketing and sales	$5,586,074	$5,355,098

Percentage of revenues	35.8%	39.5%

As a percentage of revenues, the decrease in marketing and sales expense was primarily attributable to better leveraging of store payroll and other store selling related expenses resulting from the increased sales in our comparable stores.

General and administrative expense

General and administrative (“G&A”) expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses. Our consolidated G&A expense for the first quarter of fiscal 2006 was $1,882,857, or 12.1% of revenues, an increase of $189,581 and a decrease of 0.4 percentage points, as a percentage of revenues, from the first quarter of the prior fiscal year.

	For the three months ended
	Mar 31, 2007	Apr 1, 2006
General and administrative	$1,882,857	$1,693,276

Percentage of revenues	12.1%	12.5%

As a percentage of revenues, the decrease in G&A expense is largely attributable to improved leveraging of payroll and other general corporate expenses resulting from increased sales from both comparable stores and the sales from our store opened in August 2006.

Operating loss

Our operating loss for the first quarter of fiscal 2007 was $1,276,546, or 8.2% of revenues, compared to an operating loss of $2,000,829, or 14.8% of revenues for the first quarter of the prior fiscal year.

Interest expense

Our interest expense in the first quarter of fiscal 2007 was $228,044, an increase of $70,260 from the first quarter of the prior fiscal year. The increase in the first quarter of fiscal 2007 was primarily due to interest, including amortization of discount, related to notes payable that we entered into in fiscal 2006.

Income taxes

We have not provided for income taxes for the first quarter of fiscal 2007 or fiscal 2006 due to the uncertainty of future taxable income.

At the end of fiscal 2006, we had estimated net operating loss carryforwards of approximately $23.0 million, which begin to expire in 2018. In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards will be subject to annual limitations based upon certain ownership changes of our stock that have occurred or that may occur.

Net Loss

Our net loss in the first quarter of fiscal 2007 was $1,502,856, or $0.07 per basic and diluted share, compared to a net loss of $2,158,357, or $0.10 per basic and diluted share, in the first quarter of the prior fiscal year.

Liquidity and Capital Resources

Our operating activities used $1,803,153 in the first three months of fiscal 2007 compared to a use of $291,672 in the first three months of the prior fiscal year, an increase of $1,511,481. The increase in cash used in operating activities was primarily due to higher purchases of inventory and a decrease in accounts payable due to extended dating from vendors in the first quarter of 2006.

We used $112,046 in investing activities in the first three months of fiscal 2007 compared to $93,351 in the first three months of the prior fiscal year. The cash invested in the first three months of fiscal 2007 was primarily due to the implementation of a new human resource information and payroll system. The cash invested in the first three months of fiscal 2006 was primarily for fixed assets associated with existing store improvements and computer replacements.

We provided $1,218,346 by financing activities in the first three months of fiscal 2007 compared to $1,065,497 in the first three months of the prior fiscal year, an increase of $152,849. We increased our borrowings under our line of credit by $1,295,806 in the first three months of fiscal 2007 (to $2.5 million) compared to an increase of $894,935 in the first three months of fiscal 2006 (to $7.5 million). The amount outstanding under our line of credit at the end of the first quarter of fiscal 2007 was lower than the amount at the end of the first quarter of fiscal 2006 primarily due to paying the line of credit down with funds received from a $2.5 million note payable that we entered into during the third quarter of 2006.

On December 21, 2006, we amended and restated our existing line of credit (the “line”) with Wells Fargo Retail Finance II, LLC. The amendment continues the line of credit with Wells Fargo at $12,500,000 (including the $500,000 term loan) and extends it for three additional years to January 2, 2010. In addition, the new agreement with Wells Fargo includes an option whereby we may increase our line of credit up to a maximum level of $15,000,000, upon 15 days written notice, as long as we are in compliance with all debt covenants and the other provisions of the loan agreement. Borrowings under the new line bear interest at Wells Fargo’s base rate or, at our option, at London Interbank Offered Rate (“LIBOR”) plus 1.75%. Beginning March 30, 2007, these rates can increase by no more than 0.25% if average availability under the line falls below $3,000,000. Inventory and accounts receivable secure our line.

The amended and restated agreement includes a financial covenant requiring us to maintain a minimum availability under the line of 5% of the credit limit. At the current credit limit of $12,500,000, the minimum availability is $625,000. The amended agreement also has a covenant that requires us to limit our capital expenditures to within 110% of those amounts included in our business plan, which may be updated from time to time. At March 31, 2007, we were in compliance with these financial covenants. The line generally prohibits the payment of any dividends or other distributions to any of our classes of capital stock.

On January 17, 2006, we had amended our then-existing agreement with Wells Fargo to allow for a $500,000 term loan which increased our borrowing base, but did not increase the $12.5 million credit limit. We borrowed the full $500,000 on that date. On October 30, 2006, we further amended our agreement to extend the maturity date of our outstanding term loan in the amount of $500,000 from October 31, 2006 to January 2, 2007. On December 21, 2006, in connection with the amendment described in the preceding paragraph, we extended the maturity date of this $500,000 term loan to October 31, 2007. We repaid the term loan on March 2, 2007.

The amount outstanding under the line was $2,458,525 as of March 31, 2007 and $7,530,809 as of April 1, 2006. The interest rate on these borrowings was 8.25% at March 31, 2007 and 8.50% at April 1, 2006. The outstanding balances under the line are classified as current liabilities in the accompanying consolidated balance sheets since we are required to apply daily lock box receipts to reduce the amount outstanding.

Our inventory consists of party supplies which are valued at the lower of moving weighted-average cost or market and are reduced by an allowance for obsolete and excess inventory and other adjustments, including vendor rebates, discounts and freight costs. Our line of credit availability calculation allows us to borrow against “acceptable inventory at cost,” which is based on our inventory at cost and applies adjustments that our lender has approved which may be different from adjustments we use for valuing our inventory in our financial statements, such as the adjustment to reserve for inventory shortage. The amount of “acceptable inventory at cost” was $14,512,352 at March 31, 2007.

Our accounts receivable consist primarily of vendor rebate receivables and credit card receivables. Our line of credit availability calculation allows us to borrow against “eligible credit card receivables,” which are the credit card receivables for the previous two to three days of business. The amount of “eligible credit card receivables” was $260,299 at March 31, 2007.

Our total borrowing base is determined by adding the “acceptable inventory at cost” times an agreed upon advance rate plus the “eligible credit card receivables” times an agreed upon advance rate but not to exceed our established credit limit, which was $12,500,000 at March 31, 2007. Under the terms of our line of credit, our $12,500,000 credit limit was further reduced by (1) a minimum availability block, (2) customer deposits, (3) gift certificates, (4) merchandise credits and (5) outstanding letters of credit. Therefore, our additional availability was $4,867,362 at March 31, 2007 and $410,858 at April 1, 2006.

On August 7, 2006, we entered into and simultaneously closed an asset purchase agreement with Party City, an affiliate of Amscan Holdings, Inc., pursuant to which we acquired a Party City retail party goods store in Peabody, Massachusetts and received a five-year non-competition covenant from Party City, for aggregate consideration of $2,450,000, payable by a subordinated note in the principal amount of $600,000, which bears interest at the rate of 12.25% per annum (the “Party City Note”) and $1,850,000 in cash. The Party City Note is payable by quarterly interest-only payments over four years, with the full principal amount due at the note’s maturity on August 7, 2010.

On September 15, 2006, we entered into a securities purchase agreement pursuant to which we raised $2.5 million through a combination of subordinated debt and warrant issued on September 15, 2006 to Highbridge International LLC (“Highbridge”), an institutional accredited investor. Under the terms of the financing, we issued Highbridge a three-year subordinated note (the “Highbridge Note”) that bears interest at an interest rate of prime plus one percent. The note matures on September 15, 2009. In addition, we issued Highbridge a warrant (the “Highbridge Warrant”) exercisable for 2,083,334 shares of our common stock at an exercise price of $0.475 per share, or 125% of the closing price of our common stock on the day immediately prior to the closing of the transaction. We allocated approximately $613,651 of value to the warrants using the Black-Scholes model (volatility of 108%, interest of 4.73% and expected life of five years). The note discount associated with the warrants is being amortized using the effective interest method over the life of the note payable.

Our prospective cash flows are subject to certain trends, events and uncertainties, including our operating results for the Halloween season, which is our single most important season, as well as demands for working capital to improve our infrastructure, respond to economic conditions, take advantage of strategic opportunities, support growth, and meet our contractual commitments. We expect our capital expenditures for the balance of 2007 to be primarily related to general store improvements and continued enhancements of our point of sale system. Our current operating plan includes opening or acquiring no additional new stores in fiscal year 2007, unless we become aware of or are presented with strategic opportunities.

Based on our current operating plan, we believe that anticipated revenues from operations and borrowings available under our line of credit will be sufficient to fund our operations and working capital requirements through at least the next twelve months.

Contractual obligations at March 31, 2007 were as follows:

	Payments Due By Period
		Within	Within
	Within	2 - 3	4 - 5	After
	1 Year	Years	Years	5 Years	Total
Line of credit	$2,458,525	$-	$-	$-	$2,458,525
Capital lease obligations	262,052	34,145	-	-	296,197
Notes payable	571,384	3,483,946	600,000	-	4,655,330
Supply agreement		18,000,000	18,000,000	9,000,000	45,000,000
Operating leases (including retail space leases)	8,332,764	14,509,755	11,279,217	10,687,055	44,808,791
Total contractual obligations	$11,624,725	$36,027,846	$29,879,217	$19,687,055	$97,218,843

In addition, at March 31, 2007, we had outstanding purchase orders totaling approximately $4,041,097 for the acquisition of inventory and non-inventory items that are scheduled for delivery after March 31, 2007.

Seasonality

Due to the seasonality of our business, sales and operating income are typically higher in our second and fourth quarters. Our business is highly dependent upon sales of Easter, graduation and summer merchandise in the second quarter and sales of Halloween and Christmas merchandise in the fourth quarter. We have historically operated at a loss during the first and third quarters.

Geographic Concentration

As of March 31, 2007, we operated a total of 50 stores, 45 of which are located in New England. As a result, a severe or prolonged regional recession or regional changes in demographics, employment levels, population, weather patterns, real estate market conditions, consumer confidence and spending patterns or other factors specific to the New England region may adversely affect us more than a company that is more geographically diverse.

Effects of Inflation

While we do not view the effects of inflation as having a direct material effect upon our business, we believe that volatility in oil and gasoline prices impact the cost of producing petroleum-based/plastic products, which are a key raw material in much of our merchandise, and also impact prices to ship products made overseas in foreign countries, such as China, which includes much of our merchandise. Volatile oil and gasoline prices also impact our freight costs, and consumer confidence and spending patterns. These and other issues directly or indirectly affecting our vendors, our customers and us could adversely affect our business and financial performance.

Factors That May Affect Future Results

Our business is subject to certain risks that could materially affect our financial condition, results of operations, and the value of our common stock. These risks include, but are not limited to, the ones described under Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 and Part II, Item 1A, “Risk Factors” of subsequent Quarterly Reports on Form 10-Q, including this one. Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that harm our business, financial condition, results of operations, or the value of our common stock.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we perform a review of each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows. Our review considers store operating results, future sales growth and cash flows. The conclusion regarding impairment may differ from current estimates if underlying assumptions or business strategies change. During the fourth quarter of 2006, we decided to close our store in East Providence, Rhode Island effective November 4, 2006 due to underperforming sales. As a result of this closing, we incurred a charge in the fourth quarter of 2006 of approximately $120,000 related to remaining lease payments and other closing costs. The initial term of the lease is due to expire on August 31, 2007. We are not aware of any impairment indicators in any of our remaining stores at March 31, 2007.

Income Taxes

Historically, we have not recognized an income tax benefit for our losses. Accordingly, we record a valuation allowance against our deferred tax assets because of the uncertainty of future taxable income and the realizability of the deferred tax assets. In determining if a valuation allowance against our deferred tax asset is appropriate, we consider both positive and negative evidence. The positive evidence that we considered included (1) we were profitable in 2006, 2004 and 2003 due to the success of our Halloween seasons, (2) we have achieved positive comparable store sales growth for the last three full years and (3) improved merchandise margins in 2006, 2004 and 2003. The negative evidence that we considered included (1) after two years of profitability we realized a net loss in 2005, (2) our merchandise margins decreased in 2005, (3) our future profitability is vulnerable to certain risks, including (a) the risk that we may not be able to generate significant taxable income to fully utilize our net operating loss carryforwards of approximately $23.0 million, (b) the risk of unseasonable weather and other factors in a single geographic region, New England, where our stores are concentrated, (c) the risk of being so dependent upon a single season, Halloween, for a significant amount of annual sales and profitability and (d) the risk of rising prices for petroleum products, which are a key raw material for much of our merchandise and which affect our freight costs and those of our suppliers and affect our customers’ spending levels and patterns, (4) the costs that opening new stores will put pressure on our profit margins until these stores reach maturity, (5) the investment in infrastructure will increase our costs and (6) the expected costs of increased regulatory compliance, including, without limitation, those associated with Section 404 of the Sarbanes-Oxley Act, will likely have a negative impact on our profitability.

The negative evidence is strong enough for us to conclude that the level of our future profitability is uncertain at this time. We believe that it is prudent for us to maintain a valuation allowance until we have a longer history of sustained profitability and we can reduce our exposure to the risks described above. Should we determine that we will be able to realize our deferred tax assets in the future, an adjustment to our deferred tax assets would increase income in the period we made such a determination.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) on December 31, 2006. At the adoption date and as of March 31, 2007, we had no material unrecognized tax benefits and no adjustments to liabilities, retained earnings or operations were required.

We recognize interest and penalties related to uncertain tax positions in income tax expense which were zero for the three months ended March 31, 2007.

Tax years 2003 through 2006 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

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

Fair Value Measurements

On December 31, 2006, we adopted SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement. Adoption of SFAS No. 157 does not have a material impact on our financial position or results of operations.

New Accounting Pronouncements

No new accounting pronouncements were issued during the quarter ended March 31, 2007 that are expected to have a material impact on our financial position or results of operations.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our market risk exposure since the filing of our Annual Report on Form 10-K.

Item 4.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and the Chief Financial Officer of iParty (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2007, the end of the fiscal quarter to which this report relates, that iParty's disclosure controls and procedures: are effective to ensure that information required to be disclosed by iParty in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by iParty in such reports is accumulated and communicated to iParty's management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.  iParty's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching iParty's disclosure requirements and are effective in reaching that level of reasonable assurance.

(b) Changes in Internal Controls. No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is not a party to any legal proceedings expected to have a material effect on its financial position or results of operations.

Item 1A.    Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, as filed with the SEC on March 19, 2007.

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

iPARTY CORP.

By:	/s/ SAL PERISANO
Sal Perisano
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID ROBERTSON
David Robertson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 10, 2007

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