Form 10-Q
period 2007-06-30
IPARTY CORP
filed 2007-08-02
CIK 1078383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

As of July 31, 2007 there were 22,643,722 shares of common stock, $.001 par value, outstanding.

iPARTY CORP.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

iPARTY CORP.
CONSOLIDATED BALANCE SHEETS

	Jun 30, 2007	Dec 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,015	$760,376
Restricted cash	592,504	706,066
Accounts receivable	801,367	1,116,042
Inventory, net	13,970,586	12,264,737
Prepaid expenses and other assets	1,035,983	752,172
Total current assets	16,465,455	15,599,393
Property and equipment, net	4,508,648	4,817,993
Intangible assets, net	1,939,390	2,153,482
Other assets	102,030	126,505
Total assets	$23,015,523	$22,697,373

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,467,587	$5,516,406
Accrued expenses	2,536,384	3,070,003
Current portion of capital lease obligations	30,473	343,761
Current notes payable	587,373	551,515
Borrowings under line of credit	1,476,163	1,162,719
Total current liabilities	12,097,980	10,644,404

Long-term liabilities:
Capital lease obligations, net of current portion	25,834	42,456
Notes payable, net of discount $443,192	3,487,943	3,736,309
Other liabilities	1,017,764	929,199
Total long-term liabilities	4,531,541	4,707,964

Commitments and contingencies

Stockholders' equity:
Convertible preferred stock - $.001 par value; 10,000,000 shares authorized,
Series B convertible preferred stock - 1,150,000 shares authorized; 470,401 and 471,401 shares issued and outstanding at Jun 30, 2007 and Dec 30, 2006, respectively
(aggregate liquidation value of $9,408,024 at Jun 30, 2007)	6,999,570	7,014,450
Series C convertible preferred stock - 100,000 shares authorized, issued and outstanding
(aggregate liquidation value of $2,000,000 at Jun 30, 2007)	1,492,000	1,492,000
Series D convertible preferred stock - 250,000 shares authorized, issued and outstanding
(aggregate liquidation value of $5,000,000 at Jun 30, 2007)	3,652,500	3,652,500
Series E convertible preferred stock - 296,667 shares authorized, issued and outstanding
(aggregate liquidation value of $1,112,500 at Jun 30, 2007)	1,112,500	1,112,500
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding
(aggregate liquidation value of $500,000 at Jun 30, 2007)	500,000	500,000
Total convertible preferred stock	13,756,570	13,771,450

Common stock - $.001 par value; 150,000,000 shares authorized; 22,622,825 and 22,603,877
shares issued and outstanding at Jun 30, 2007 and Dec 30, 2006, respectively	22,623	22,604

Additional paid-in capital	51,717,660	51,671,084
Accumulated deficit	(59,110,851)	(58,120,133)
Total stockholders' equity	6,386,002	7,345,005

Total liabilities and stockholders' equity	$23,015,523	$22,697,373

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	Jun 30, 2007	July 1, 2006	Jun 30, 2007	July 1, 2006
Revenues	$20,411,919	$18,587,169	$36,011,078	$32,132,968
Operating costs:
Cost of products sold and occupancy costs	11,600,874	10,897,816	21,007,648	19,396,070
Marketing and sales	6,079,698	5,993,016	11,665,772	11,348,114
General and administrative	1,989,197	1,404,412	3,872,054	3,097,688

Operating income (loss)	742,150	291,925	(534,396)	(1,708,904)

Interest income	1,747	336	3,481	592
Interest expense	(231,759)	(170,329)	(459,803)	(328,113)

Income (loss) before income taxes	512,138	121,932	(990,718)	(2,036,425)

Income taxes	-	-	-	-

Net income (loss)	$512,138	$121,932	$(990,718)	$(2,036,425)

Income (loss) per share:
Basic	$0.01	$0.00	$(0.04)	$(0.09)
Diluted	$0.01	$0.00	$(0.04)	$(0.09)

Weighted-average shares outstanding:
Basic	38,199,738	37,728,932	22,618,685	22,545,872
Diluted	40,054,445	39,283,126	22,618,685	22,545,872

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	Jun 30, 2007	Jul 1, 2006
Operating activities:

Net loss	$(990,718)	$(2,036,425)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	843,498	577,879
Deferred rent	88,565	110,936
Non cash stock based compensation expense	30,438	14,577
Non cash warrant expense	102,275	-
Changes in operating assets and liabilities:
Accounts receivable	314,675	581,452
Inventory	(1,705,849)	(499,000)
Prepaid expenses and other assets	(295,837)	(634,767)
Accounts payable	1,951,181	2,829,194
Accrued expenses and other liabilities	(534,915)	(374,298)
Net cash (used in) provided by operating activities	(196,687)	569,548

Investing activities:
Purchase of property and equipment	(305,163)	(179,997)
Net cash used in investing activities	(305,163)	(179,997)

Financing activities:

Net borrowings under line of credit	313,444	961,582
Principal payments on notes payable	(314,783)	-
Decrease in restricted cash	113,562	102,023
Principal payments on capital lease obligations	(329,910)	(230,827)
Deferred financing costs	22,899	(87,353)
Proceeds from exercise of stock options	1,277	1,170
Net cash (used in) provided by financing activities	(193,511)	746,595

Net increase (decrease) in cash and cash equivalents	(695,361)	1,136,146

Cash and cash equivalents, beginning of period	760,376	699,194

Cash and cash equivalents, end of period	$65,015	$1,835,340

Supplemental disclosure of non-cash financing activities:

Conversion of Series B convertible preferred stock to common stock	$14,880	$7,451

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

The interim consolidated financial statements as of June 30, 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles.  The consolidated balance sheet at December 30, 2006 has been derived from the audited consolidated financial statements at that date.  Operating results for the Company on a quarterly basis may not be indicative of the results for the entire year due, in part, to the seasonality of the party goods industry.  Historically, higher revenues and operating income have been experienced in the second and fourth fiscal quarters, while the Company has generated losses in the first and third quarters.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K, for the year ended December 30, 2006.

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

Concentrations

The Company purchases its inventory from a diverse group of vendors.  Three suppliers account for approximately 36% of the Company’s purchase of merchandise, but the Company does not believe that it is overly dependent upon any single source for its merchandise, often using more than one vendor for similar kinds of products.  The Company entered into a Supply Agreement with its largest supplier on August 7, 2006, which will obligate the Company to purchase increased levels of merchandise until 2012.  The Supply Agreement provides for a ramp-up period during 2006 and 2007 and, for five years beginning with calendar year 2008, requires the Company to purchase on an annual basis merchandise equal to the total number of stores open during such calendar year, multiplied by $180,000.  The Supply Agreement provides for penalties in the event the Company fails to attain the annual purchase commitment that would require the Company to pay the difference between the purchases for that year and the annual purchase commitment for that year. The Company is not aware of any reason or circumstance that would prevent the minimum purchase amount commitments under the Supply Agreement from being met.

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

The Company uses controlled disbursement banking arrangements as part of its cash management program.  Outstanding checks, which were included in accounts payable, totaled $1,702,446 at June 30, 2007 and $2,316,026 at December 30, 2006.  The decrease in outstanding checks as of June 30, 2007 is due to the timing of store lease payments.

Restricted cash represents funds on deposit established for the benefit of and under the control of Wells Fargo Retail Finance II, LLC, the Company’s lender under its line of credit, and constitutes collateral for amounts outstanding under the Company’s line of credit.

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

The activity in the allowance for obsolete and excess inventory is as follows:

	Six months ended	Twelve months ended
	Jun 30, 2007	Dec 30, 2006
Beginning balance	$1,079,814	$1,098,972
Increases to reserve	190,000	524,550
Write-offs against reserve	(2,232)	(543,708)
Ending balance	$1,267,582	$1,079,814

Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) on December 31, 2006. At the adoption date and as of June 30, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities, retained earnings or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were zero for the six months ended June 30, 2007.

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

As of June 30, 2007, there were 28,433,195 potential additional common share equivalents outstanding, which were not included in the calculation of diluted net loss per share for the six months then ended because their effect would be anti-dilutive.  These included 15,576,913 shares upon the conversion of immediately convertible preferred stock, 2,083,334 shares upon the exercise of a warrant with an exercise price of $0.475 per share, 528,210 shares upon the exercise of warrants with a weighted average exercise price of $3.79 per share and 10,244,738 shares upon the exercise of stock options with a weighted average exercise price of $0.59 per share.

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

The stock based compensation expense recognized by the Company was:

	For the three months ended		For the six months ended
	Jun 30, 2007	Jul 1, 2006	Jun 30, 2007	Jul 1, 2006
Stock Based Compensation Expense	$19,546	$6,887	$30,438	$14,577

Stock based compensation expense is included in general and administrative expense.  The adoption of Statement No. 123(R) had no impact on cash flow from operations and cash flow from financing activities for the six months ended  June 30, 2007.

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

The Company granted options for the purchase of 1,350,000 shares of common stock to key employees and each of the four independent members of the Board of Directors on June 6, 2007 at an exercise price of $0.42 per share.  Similarly, the Company granted options for the purchase of 25,000 shares of common stock to each of the four independent members of the Board of Directors on June 7, 2006 at an exercise price of $0.36 per share.  The weighted-average fair market value using the Black-Scholes option-pricing model of the options granted was $0.33 per share for the three and six months ended June 30, 2007, and was $0.30 per share for the three and six months ended July 1, 2006.  The fair market value of the stock options at the date of the grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended		For the six months ended
	Jun 30, 2007	Jul 1, 2006	Jun 30, 2007	Jul 1, 2006
Risk-free interest rate	4.94%	5.18%	4.94%	5.18%
Expected volatility	102.6%	115.6%	102.6%	115.6%
Weighted average expected life (in years)	5.0	5.0	5.0	5.0
Expected dividends	0.00%	0.00%	0.00%	0.00%

A summary of the Company's stock options is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Price Range	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value

Outstanding - December 30, 2006	8,922,440	$0.62	$0.13 - $ 4.25
Granted	1,350,000	0.42	0.42 - 0.42
Expired/Forfeited	(22,150)	0.38	0.20 - 0.69
Exercised	(5,552)	0.23	0.23 - 0.23

Outstanding - June 30, 2007	10,244,738	$0.59	$0.13 - $ 4.25	5.2	$823,743

Exercisable - June 30, 2007	8,848,844	$0.62	$0.13 - $ 4.25	4.5	$810,192

Available for grant - June 30, 2007	330,851

The following table summarizes information for options outstanding and exercisable at June 30, 2007:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	of	Remaining	Average	of	Average
	Stock	Life	Exercise	Stock	Exercise
Price Range	Options	(Years)	Price	Options	Price
$ 0.13 - $ 0.20	139,250	4.1	$ 0.18	139,250	$ 0.18
0.21 - 0.30	3,798,132	3.7	0.25	3,797,233	0.25
0.31 - 0.50	2,511,805	7.7	0.39	1,130,888	0.35
0.51 - 1.00	3,154,351	5.7	0.77	3,140,273	0.77
1.01 - 3.50	541,200	2.1	2.33	541,200	2.33
3.51 - 4.25	100,000	2.5	4.14	100,000	4.14
Total	10,244,738	5.2	$ 0.59	8,848,844	$ 0.62

The total fair value of shares vested during the six months ended June 30, 2007 was $4,707. The remaining unrecognized stock based compensation expense related to unvested awards at June 30, 2007, was $447,070 and the period of time over which this expense will be recognized is 4.5 years.

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

Intangible assets as of June 30, 2007 and December 30, 2006 were:

	Jun 30, 2007	Dec 30, 2006
Non-compete agreement	$1,725,069	1,725,069
Occupancy valuation	460,000	460,000
Other	169,848	154,949

Intangible assets	2,354,917	2,340,018

Less: accumulated amortization	(415,527)	(186,536)

Intangible assets, net	$1,939,390	$2,153,482

Amortization expense for these intangible assets was:

	For the three months ended		For the six months ended
	Jun 30, 2007	Jul 1, 2006	Jun 30, 2007	Jul 1, 2006
Amortization expense	$114,498	$-	$228,996	$-

The amortization expense for the non-compete agreement and other intangible assets are included in general and administrative expense on the Consolidated Statement of Operations.  The amortization expense for occupancy valuation is included in cost of products sold and occupancy costs.

Future amortization expense related to these intangible assets as of June 30, 2007:

Year	Amount
2007	$228,998
2008	460,976
2009	443,760
2010	409,327
2011	265,571
Thereafter	130,758
Total	$1,939,390

Accounting for the Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  The Company’s review considers store operating results, future sales growth and cash flows. During the fourth quarter of 2006, the Company decided to close its store in East Providence, Rhode Island effective November 4, 2006 due to underperforming sales.  As a result of this closing, the Company incurred a charge in the fourth quarter of 2006 of approximately $120,000 related to remaining lease payments and other closing costs. The initial term of the lease is due to expire on August 31, 2007.  The Company is not aware of any impairment indicators in any of its remaining stores at June 30, 2007.

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

The “Amscan Note” is a subordinated promissory note in the total principal amount of $1,819,373.  The note bears interest at the rate of 11.0% per annum and is payable in thirty-six (36) equal monthly installments of principal and interest of $59,562 beginning on November 1, 2006, and on the first day of each month thereafter until October 1, 2009, when the entire remaining principal balance and all accrued interest are due and payable.

The “Party City Note” is a subordinated promissory note in the principal amount of $600,000.   The note bears interest at the rate of 12.25% per annum and is payable by quarterly interest-only payments over four years, with the full principal amount due at the note’s maturity on August 7, 2010.

Stockholder’s Equity

During the six months ended June 30, 2007, 5,552 shares of common stock were issued upon the exercise of stock options and 13,396 shares of common stock were issued upon conversion of Series B convertible preferred stock.

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

The following table shows the number of stores in operation:

	For the six months ended
	Jun 30, 2007	Jul 1, 2006
Beginning of period	50	50
Openings / Acquisitions	-	-
Closings	-	-
End of period	50	50

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

For the remainder of 2007, our plan continues to be to increase our comparable store sales growth, increase our gross profit margin percentage and leverage our occupancy costs, marketing and sales expense and general and administrative expense. From time to time, we have been and expect to continue to be presented with opportunities to open new party supplies stores or acquire existing ones.  We intend to continue to evaluate such opportunities on a case-by-case basis as they may arise to ascertain if they would be a good strategic fit for our business and would help us increase shareholder value.

Results of Operations

Fiscal year 2007 has 52 weeks and ends on December 29, 2007.  Fiscal year 2006 had 52 weeks and ended on December 30, 2006.

The second quarter of fiscal year 2007 had 13 weeks and ended on June 30, 2007.  The second quarter of fiscal year 2006 had 13 weeks and ended on July 1, 2006.

Three Months Ended June 30, 2007 Compared to Three Months Ended July 1, 2006

Revenues

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.  Our consolidated revenues for the second quarter of fiscal 2007 were $20,411,919, an increase of $1,824,750, or 9.8% from the second quarter of the prior fiscal year.

	For the three months ended
	Jun 30, 2007	Jul 1, 2006
Revenues	$20,411,919	$18,587,169

Increase in revenues	9.8%	12.5%

Sales for the second quarter of fiscal 2007 included sales from 49 comparable stores (defined as stores open for at least one full year) and one store that was acquired in August 2006. Comparable store sales for the quarter increased by 5.9%.

Cost of products sold and occupancy costs

Cost of products sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores.  Our cost of products sold and occupancy costs for the second quarter of fiscal 2007 were $11,600,874, or 56.8% of revenues, an increase of $703,058 and a decrease of 1.8 percentage points, as a percentage of revenues, from the second quarter of the prior fiscal year.

	For the three months ended
	Jun 30, 2007	Jul 1, 2006
Cost of products sold and occupancy costs	$11,600,874	$10,897,816

Percentage of revenues	56.8%	58.6%

As a percentage of revenues, the decrease in cost of products sold and occupancy costs was primarily attributable to improved leveraging of occupancy costs resulting from the increased sales in our comparable stores and better pricing negotiated from vendors.

 Marketing and sales expense

Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  Our consolidated marketing and sales expense for the second quarter of fiscal 2007 was $6,079,698, or 29.8% of revenues, an increase of $86,682 and a decrease of 2.4 percentage points, as a percentage of revenues, from the second quarter of the prior fiscal year.

	For the three months ended
	Jun 30, 2007	Jul 1, 2006
Marketing and sales	$6,079,698	$5,993,016

Percentage of revenues	29.8%	32.2%

As a percentage of revenues, the decrease in marketing and sales expense was primarily attributable to better leveraging of store payroll and other store selling related expenses resulting from the increased sales in our comparable stores.

General and administrative expense

General and administrative (“G&A”) expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  Our consolidated G&A expense for the second quarter of fiscal 2007 was $1,989,197, or 9.7% of revenues, an increase of $584,785 and an increase of 2.1 percentage points, as a percentage of revenues, from the second quarter of the prior fiscal year.

	For the three months ended
	Jun 30, 2007	Jul 1, 2006
General and administrative	$1,989,197	$1,404,412

Percentage of revenues	9.7%	7.6%

As a percentage of revenues, the increase in G&A expense is largely attributable to executive recruitment costs and professional fees associated with our compliance activities related to Section 404 of the Sarbanes-Oxley Act.

Operating income

Our operating income for the second quarter of fiscal 2007 was $742,150, or 3.6% of revenues, compared to an operating income of $291,925, or 1.6% of revenues for the second quarter of the prior fiscal year.

Interest expense

Our interest expense in the second quarter of fiscal 2007 was $231,759, an increase of $61,430 from the second quarter of the prior fiscal year.  The increase in the second quarter of fiscal 2007 was primarily due to interest, including amortization of discount, related to notes payable that we entered into in fiscal 2006.

Income taxes

We have not provided for income taxes for the second quarter of fiscal 2007 or fiscal 2006 due to the availability of net operating loss (NOL) carryforwards to eliminate taxable income during those periods. No benefit has been recognized with respect to NOL carryforwards due to the uncertainty of future taxable income.

At the end of fiscal 2006, we had estimated net operating loss carryforwards of approximately $23.0 million, which begin to expire in 2018.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards will be subject to annual limitations based upon certain ownership changes of our stock that have occurred or that may occur.

Net Income

Our net income in the second quarter of fiscal 2007 was $512,138, or $0.01 per basic and diluted share, compared to a net income of $121,932, or $0.00 per basic and diluted share, in the second quarter of the prior fiscal year.

Six Months Ended June 30, 2007 Compared to Six Months Ended July 1, 2006

Revenues

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.  Our consolidated revenues for the first six months of fiscal 2007 were $36,011,078, an increase of $3,878,110, or 12.1% from the first six months of the prior fiscal year.

	For the six months ended
	Jun 30, 2007	Jul 1, 2006
Revenues	$36,011,078	$32,132,968

Increase in revenues	12.1%	8.3%

Sales for the first six months of fiscal 2007 included sales from 49 comparable stores (defined as stores open for at least one full year) and one store that was acquired in August 2006. Comparable store sales for the first six months increased by 8.1%.

Cost of products sold and occupancy costs

Cost of products sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores.  Our cost of products sold and occupancy costs for the first six months of fiscal 2007 were $21,007,648, or 58.3% of revenues, an increase of $1,611,578 and a decrease of 2.1 percentage points, as a percentage of revenues, from the first six months of the prior fiscal year.

	For the six months ended
	Jun 30, 2007	Jul 1, 2006
Cost of products sold and occupancy costs	$21,007,648	$19,396,070

Percentage of revenues	58.3%	60.4%

 As a percentage of revenues, the decrease in cost of products sold and occupancy costs was primarily attributable to improved leveraging of occupancy costs resulting from the increased sales in our comparable stores and better pricing negotiated from vendors.

 Marketing and sales expense

Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  Our consolidated marketing and sales expense for the first six months of fiscal 2007 was $11,665,772, or 32.4% of revenues, an increase of $317,658 and a decrease of 2.9 percentage points, as a percentage of revenues, from the first six months of the prior fiscal year.

	For the six months ended
	Jun 30, 2007	Jul 1, 2006
Marketing and sales	$11,665,772	$11,348,114

Percentage of revenues	32.4%	35.3%

As a percentage of revenues, the decrease in marketing and sales expense was primarily attributable to better leveraging of store payroll and other store selling related expenses resulting from the increased sales in our comparable stores.

General and administrative expense

General and administrative (“G&A”) expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  Our consolidated G&A expense for the first six months of fiscal 2007 was $3,872,054, or 10.8% of revenues, an increase of $774,366 and an increase of 1.2 percentage points, as a percentage of revenues, from the first six months of the prior fiscal year.

	For the six months ended
	Jun 30, 2007	Jul 1, 2006
General and administrative	$3,872,054	$3,097,688

Percentage of revenues	10.8%	9.6%

As a percentage of revenues, the increase in G&A expense is largely attributable to executive recruitment costs and professional fees associated with our compliance activities related to Section 404 of the Sarbanes-Oxley Act.

Operating loss

Our operating loss for the first six months of fiscal 2007 was $534,396, or 1.5% of revenues, compared to an operating loss of $1,708,904, or 5.3% of revenues for the first six months of the prior fiscal year.

Interest expense

Our interest expense in the first six months of fiscal 2007 was $459,803, an increase of $131,690 from the first six months of the prior fiscal year.  The increase in the first six months of fiscal 2007 was primarily due to interest, including amortization of discount, related to notes payable that we entered into in fiscal 2006.

Income taxes

We have not provided for income taxes for the first six months of fiscal 2007 or fiscal 2006 due to availability of net operating loss (NOL) carryforwards to eliminate taxable income during those periods. No benefit has been recognized with respect to NOL carryforwards due to the uncertainty of future taxable income.

At the end of fiscal 2006, we had estimated net operating loss carryforwards of approximately $23.0 million, which begin to expire in 2018.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards will be subject to annual limitations based upon certain ownership changes of our stock that have occurred or that may occur.

Net Loss

Our net loss in the first six months of fiscal 2007 was $990,718, or $0.04 per basic and diluted share, compared to a net loss of $2,036,425, or $0.09 per basic and diluted share, in the first six months of the prior fiscal year.

Liquidity and Capital Resources

Our operating activities used $196,687 in the first six months of fiscal 2007 compared to $569,548 in cash provided in the first six months of the prior fiscal year, a decrease of $766,235.  The increase in cash used in operating activities was primarily due to higher purchases of inventory and a decrease in accounts payable growth primarily related to extended dating from vendors in the first half of 2006.

We used $305,163 in investing activities in the first six months of fiscal 2007 compared to $179,997 in the first six months of the prior fiscal year.  The cash invested in the first six months of fiscal 2007 was primarily due to the implementation of a new human resource information and payroll system.  The cash invested in the first six months of fiscal 2006 was primarily for fixed assets associated with existing store improvements and computer replacements.

We used $193,511 in financing activities in the first six months of fiscal 2007 compared to providing $746,595 in the first six months of the prior fiscal year, a decrease of $940,106.  We increased our borrowings under our line of credit by $313,444 in the first six months of fiscal 2007 (to $1.5 million) compared to an increase of $961,582 in the first six months of fiscal 2006 (to $7.6 million).  The amount outstanding under our line of credit at the end of the second quarter of fiscal 2007 was lower than the amount at the end of the second quarter of fiscal 2006 primarily due to paying the line of credit down with funds received from a $2.5 million note payable that we entered into during the third quarter of 2006 and better operating results.

On December 21, 2006, we amended and restated our existing line of credit (the “line”) with Wells Fargo Retail Finance II, LLC.  The amendment continues the line of credit with Wells Fargo at $12,500,000 (including the $500,000 term loan) and extends it for three additional years to January 2, 2010. In addition, the new agreement with Wells Fargo includes an option whereby we may increase our line of credit up to a maximum level of $15,000,000, upon 15 days written notice, as long as we are in compliance with all debt covenants and the other provisions of the loan agreement. Borrowings under the new line bear interest at Wells Fargo’s base rate or, at our option, at London Interbank Offered Rate (“LIBOR”) plus 1.75%. Beginning March 30, 2007, these rates can increase by no more than 0.25% if average availability under the line falls below $3,000,000. Borrowings under the line are based on inventory and accounts receivable levels. The line is secured by a lien on substantially all of our assets.

The amended and restated agreement includes a financial covenant requiring us to maintain a minimum availability under the line of 5% of the credit limit.  At the current credit limit of $12,500,000, the minimum availability is $625,000.  The amended agreement also has a covenant that requires us to limit our capital expenditures to within 110% of those amounts included in our business plan, which may be updated from time to time. At June 30, 2007, we were in compliance with these financial covenants.  The line generally prohibits the payment of any dividends or other distributions to any of our classes of capital stock.

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

The amount outstanding under the line was $1,476,163 as of June 30, 2007 and $1,162,719 as of December 30, 2006. The interest rate on these borrowings was 7.9% at June 30, 2007 and 8.6% at December 30, 2006. The outstanding balances under the line are classified as current liabilities in the accompanying consolidated balance sheets since we are required to apply daily lock box receipts to reduce the amount outstanding.

Our inventory consists of party supplies which are valued at the lower of moving weighted-average cost or market and are reduced by an allowance for obsolete and excess inventory and other adjustments, including vendor rebates, discounts and freight costs.  Our line of credit availability calculation allows us to borrow against “acceptable inventory at cost,” which is based on our inventory at cost and applies adjustments that our lender has approved which may be different from adjustments we use for valuing our inventory in our financial statements, such as the adjustment to reserve for inventory shortage.  The amount of “acceptable inventory at cost” was $14,609,900 at June 30, 2007.

Our accounts receivable consist primarily of vendor rebate receivables and credit card receivables.  Our line of credit availability calculation allows us to borrow against “eligible credit card receivables,” which are the credit card receivables for the previous two to three days of business.  The amount of “eligible credit card receivables” was $292,815 at June 30, 2007.

Our total borrowing base is determined by adding the “acceptable inventory at cost” times an agreed upon advance rate plus the “eligible credit card receivables” times an agreed upon advance rate but not to exceed our established credit limit, which was $12,500,000 at June 30, 2007.  Under the terms of our line of credit, our $12,500,000 credit limit was further reduced by (1) a minimum availability block, (2) customer deposits, (3) gift certificates, (4) merchandise credits and (5) outstanding letters of credit.  Therefore, our additional availability was $6,441,972 at June 30, 2007 and $5,657,200 at December 30, 2006.

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

Contractual obligations at June 30, 2007 were as follows:

	Payments Due By Period
		Within	Within
	Within	2 - 3	4 - 5	After
	1 Year	Years	Years	5 Years	Total
Line of credit	$1,476,163	$-	$-	$-	$1,476,163
Capital lease obligations	30,473	25,834	-	-	56,307
Notes payable	587,373	3,331,135	600,000	-	4,518,508
Supply agreement		18,000,000	18,000,000	9,000,000	45,000,000
Operating leases (including retail space leases)	8,070,949	14,276,114	10,680,405	9,723,395	42,750,863
Total contractual obligations	$10,164,958	$35,633,083	$29,280,405	$18,723,395	$93,801,841

In addition, at June 30, 2007, we had outstanding purchase orders totaling approximately $9,198,611 for the acquisition of inventory and non-inventory items that are scheduled for delivery after June 30, 2007.

Seasonality

Due to the seasonality of our business, sales and operating income are typically higher in our second and fourth quarters.  Our business is highly dependent upon sales of Easter, graduation and summer merchandise in the second quarter and sales of Halloween and Christmas merchandise in the fourth quarter.  We have historically operated at a loss during the first and third quarters.

Geographic Concentration

As of June 30, 2007, we operated a total of 50 stores, 45 of which are located in New England.  As a result, a severe or prolonged regional recession or regional changes in demographics, employment levels, population, weather patterns, real estate market conditions, consumer confidence and spending patterns or other factors specific to the New England region may adversely affect us more than a company that is more geographically diverse.

Effects of Inflation

While we do not view the effects of inflation as having a direct material effect upon our business, we believe that volatility in oil and gasoline prices impacts the cost of producing petroleum-based/plastic products, which are a key raw material in much of our merchandise, and also impacts prices to ship products made overseas in foreign countries, such as China, which includes much of our merchandise.  Volatile oil and gasoline prices also impact our freight costs, and consumer confidence and spending patterns.  These and other issues directly or indirectly affecting our vendors, our customers and us could adversely affect our business and financial performance.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we perform a review of each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  Our review considers store operating results, future sales growth and cash flows.  The conclusion regarding impairment may differ from current estimates if underlying assumptions or business strategies change.  During the fourth quarter of 2006, we decided to close our store in East Providence, Rhode Island effective November 4, 2006 due to underperforming sales.  As a result of this closing, we incurred a charge in the fourth quarter of 2006 of approximately $120,000 related to remaining lease payments and other closing costs.  The initial term of the lease is due to expire on August 31, 2007.  We are not aware of any impairment indicators in any of our remaining stores at June 30, 2007.

Income Taxes

Historically, we have not recognized an income tax benefit for our losses.  Accordingly, we record a valuation allowance against our deferred tax assets because of the uncertainty of future taxable income and the realizability of the deferred tax assets.  In determining if a valuation allowance against our deferred tax asset is appropriate, we consider both positive and negative evidence.  The positive evidence that we considered included (1) we were profitable in 2006, 2004 and 2003 due to the success of our Halloween seasons, (2) we have achieved positive comparable store sales growth for the last three full years and (3) improved merchandise margins in 2006, 2004 and 2003.  The negative evidence that we considered included (1) after two years of profitability we realized a net loss in 2005, (2) our merchandise margins decreased in 2005, (3) our future profitability is vulnerable to certain risks, including (a) the risk that we may not be able to generate significant taxable income to fully utilize our net operating loss carryforwards of approximately $23.0 million, (b) the risk of unseasonable weather and other factors in a single geographic region, New England, where our stores are concentrated, (c) the risk of being so dependent upon a single season, Halloween, for a significant amount of annual sales and profitability and (d) the risk of rising prices for petroleum products, which are a key raw material for much of our merchandise and which affect our freight costs and those of our suppliers and affect our customers’ spending levels and patterns, (4) the risk that costs of opening new stores will put pressure on our profit margins until these stores reach maturity, (5) the risk that investment in infrastructure will increase our costs and (6) the expected costs of increased regulatory compliance, including, without limitation, those associated with Section 404 of the Sarbanes-Oxley Act, will likely have a negative impact on our profitability.

The negative evidence is strong enough for us to conclude that the level of our future profitability is uncertain at this time. We believe that it is prudent for us to maintain a valuation allowance until we have a longer history of sustained profitability and we can reduce our exposure to the risks described above.  Should we determine that we will be able to realize our deferred tax assets in the future, an adjustment to reduce our deferred tax asset valuation allowance would increase income in the period we made such a determination.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) on December 31, 2006. At the adoption date and as of June 30, 2007, we had no material unrecognized tax benefits and no adjustments to liabilities, retained earnings or operations were required.

We recognize interest and penalties related to uncertain tax positions in income tax expense which were zero for the six months ended June 30, 2007.

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

New Accounting Pronouncements

No new accounting pronouncements were issued during the quarter ended June 30, 2007 that are expected to have a material impact on our financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our market risk exposure since the filing of our Annual Report on Form 10-K.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer and the Chief Financial Officer of iParty (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2007, the end of the fiscal quarter to which this report relates, that iParty's disclosure controls and procedures: are effective to ensure that information required to be disclosed by iParty in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by iParty in such reports is accumulated and communicated to iParty's management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.  iParty's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching iParty's disclosure requirements and are effective in reaching that level of reasonable assurance.

 (b) Changes in Internal Controls.  No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any legal proceedings expected to have a material effect on its financial position or results of operations.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, as filed with the SEC on March 19, 2007, with the exception of those risk factors set out below:

Our failure to attract, retain, and motivate qualified personnel would adversely affect our business.

Our success depends in large part on the efforts and abilities of our senior management team.  Their skills, experience and industry contacts significantly benefit our operations and administration.  The failure to attract, retain, and properly motivate the members of our senior management team and other key employees, or to find suitable replacements for them in the event of death, ill health, or their desire to pursue other professional opportunities, could have a negative effect on our operating results.  At the present time our President, Patrick Farrell, is transitioning his duties to other members of management in connection with his relocation to New York for personal family reasons. As previously disclosed, we envision that his regular employment with us will terminate on November 15, 2007. Our business performance and operating results will depend on our ability to successfully plan and execute this transition process.

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

An important part of our long-range business plan is to increase our number of stores and, over time, enter new geographic markets.  We have opened 15 new stores, acquired one store and closed one store over the past four years, bringing our total number of stores from 35 at the beginning of 2003 to 50 at the end of 2006.  While we have no current plans for new store openings, our growth goals envision a return to opening or acquiring additional stores beginning in 2008. Also, from time to time, we have been and expect to continue to be presented with opportunities to acquire existing party supply stores.  We intend to continue to evaluate such opportunities on a case-by-case basis as they may arise to ascertain if they would be a good strategic fit for our business and would help us increase shareholder value. For our growth strategy to be successful, we must identify and lease favorable store sites, hire and train associates and store managers, and adapt management and operational systems to meet the needs of our expanded operations.  These tasks may be difficult to accomplish successfully.  If we are unable to open new stores in locations and on terms acceptable to us as quickly as planned, our future sales and profits may be adversely affected.  Even if we succeed in opening or acquiring new stores, these new stores may not achieve the same sales or profit levels as our existing stores.  Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs.  However, these new stores may result in the loss of sales in existing stores in nearby areas, which could adversely affect our business and financial performance.  In addition, future store openings could cause us, among other things, to incur additional debt, increased interest expense, as well as experience dilution in earnings, if any, per share.  Impairment losses could also occur as a result of new store openings in the event that new store openings prove unsuccessful.

Shares that are or may be offered for sale pursuant to a prospectus on Form S-3 filed with the SEC and declared effective on April 4, 2007 or that  may be  eligible for sale in the future could negatively affect our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur.  This may also make it more difficult for us to raise funds through the issuance of debt or the sale of equity securities.

As of June 30, 2007 there were 28,433,195 potential additional common share equivalents outstanding.  These included 15,576,913 shares issuable upon the conversion of immediately convertible preferred stock, 2,083,334 shares issuable upon the exercise of a warrant with an exercise price of $0.475, 528,210 shares issuable upon the exercise of warrants with a weighted average exercise price of $3.79 and 10,244,738 shares issuable upon the exercise of stock options with a weighted average exercise price of $0.59.

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

Item 4. Submission of Matters to a Vote of Security Holders

On June 6, 2007, iParty Corp. held its Annual Meeting of Stockholders.  There were a total of 37,647,438 votes entitled to be cast at the meeting.  Of this total, 31,719,916 or approximately 84.3% of the total number of votes eligible to be cast, were represented either in person or by proxy.  At the meeting, the stockholders elected seven (7) Directors to our Board of Directors.  The holder of Series C convertible preferred stock was entitled to vote alone for the election of a Series C Director.  Robert Jevon was the designee of the holder of the Series C convertible preferred stock.   The holder of Series D convertible preferred stock was entitled to vote alone for the election of a Series D Director.  Christina W. Vest was the designee of the holder of the Series D convertible preferred stock.  Set forth below are (i) the names of the persons elected to serve on iParty Corp.’s Board of Directors until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified and (ii) the results of the voting for the nominees.

	Votes For		Withheld
Directors:	Number	% of Total	Number	% of Total
Sal Perisano	30,978,066	97.7%	741,850	2.3%
Daniel DeWolf	31,524,466	99.4%	195,450	0.6%
Frank Haydu	31,528,466	99.4%	191,450	0.6%
Eric Schindler	31,524,466	99.4%	195,450	0.6%
Joseph Vassalluzzo	30,971,016	97.6%	748,900	2.4%
Robert Jevon	1,350,000	100.0%	-	0.0%
Christina W. Vest	3,500,000	100.0%	-	0.0%

The stockholders also ratified the appointment of Ernst & Young LLP as our independent public auditors for the current fiscal year ending December 29, 2007.  Set forth below is the result of that vote.

	Votes For		Against		Abstain
Ratification of Appointment of	Number	% of Total	Number	% of Total	Number	% of Total
Ernst & Young LLP as our
independent public auditor	31,611,681	99.7%	108,135	0.3%	100	0.0%

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

Dated: August 2, 2007

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