Form 10-Q
period 2007-09-29
IPARTY CORP
filed 2007-10-31
CIK 1078383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended September 29, 2007

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

As of October 26, 2007 there were 22,693,957 shares of common stock, $.001 par value, outstanding.

iPARTY CORP.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

iPARTY CORP.
CONSOLIDATED BALANCE SHEETS
	Sep 29, 2007	Dec 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,587	$760,376
Restricted cash	634,583	706,066
Accounts receivable	1,068,984	1,116,042
Inventory, net	17,361,748	12,264,737
Prepaid expenses and other assets	1,200,219	752,172
Total current assets	20,331,121	15,599,393
Property and equipment, net	4,537,609	4,817,993
Intangible assets, net	1,816,159	2,153,482
Other assets	100,871	126,505
Total assets	$26,785,760	$22,697,373

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,002,929	$5,516,406
Accrued expenses	2,824,379	3,070,003
Current portion of capital lease obligations	30,473	343,761
Current notes payable	603,810	551,515
Borrowings under line of credit	2,544,679	1,162,719
Total current liabilities	17,006,270	10,644,404

Long-term liabilities:
Capital lease obligations, net of current portion	17,524	42,456
Notes payable, net of discount	3,381,994	3,736,309
Other liabilities	1,067,689	929,199
Total long-term liabilities	4,467,207	4,707,964

Commitments and contingencies

Stockholders' equity:
Convertible preferred stock - $.001 par value; 10,000,000 shares authorized,
Series B convertible preferred stock - 1,150,000 shares authorized; 468,401 and 471,401 shares issued and outstanding at Sep 29, 2007 and Dec 30, 2006, respectively
(aggregate liquidation value of $9,368,024 at Sep 29, 2007)	6,969,810	7,014,450
Series C convertible preferred stock - 100,000 shares authorized, issued and outstanding
(aggregate liquidation value of $2,000,000 at Sep 29, 2007)	1,492,000	1,492,000
Series D convertible preferred stock - 250,000 shares authorized, issued and outstanding
(aggregate liquidation value of $5,000,000 at Sep 29, 2007)	3,652,500	3,652,500
Series E convertible preferred stock - 296,667 shares authorized, issued and outstanding
(aggregate liquidation value of $1,112,500 at Sep 29, 2007)	1,112,500	1,112,500
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding
(aggregate liquidation value of $500,000 at Sep 29, 2007)	500,000	500,000
Total convertible preferred stock	13,726,810	13,771,450

Common stock - $.001 par value; 150,000,000 shares authorized; 22,660,467 and 22,603,877
shares issued and outstanding at Sep 29, 2007 and Dec 30, 2006, respectively	22,660	22,604

Additional paid-in capital	51,807,322	51,671,084
Accumulated deficit	(60,244,509)	(58,120,133)
Total stockholders' equity	5,312,283	7,345,005

Total liabilities and stockholders' equity	$26,785,760	$22,697,373

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the nine months ended
	Sep 29, 2007	Sep 30, 2006	Sep 29, 2007	Sep 30, 2006
Revenues	$18,208,760	$17,240,535	$54,219,838	$49,373,503
Operating costs:
Cost of products sold and occupancy costs	10,679,713	10,266,805	31,687,361	29,662,875
Marketing and sales	6,620,424	6,583,780	18,286,196	17,931,894
General and administrative	1,828,865	1,639,993	5,700,919	4,737,681

Operating loss	(920,242)	(1,250,043)	(1,454,638)	(2,958,947)

Interest income	1,198	-	4,679	592
Interest expense	(214,614)	(222,285)	(674,417)	(550,398)

Loss before income taxes	(1,133,658)	(1,472,328)	(2,124,376)	(3,508,753)

Income taxes	-	-	-	-

Net loss	$(1,133,658)	$(1,472,328)	$(2,124,376)	$(3,508,753)

Loss per share:
Basic and diluted	$(0.05)	$(0.07)	$(0.09)	$(0.16)

Weighted-average shares outstanding:
Basic and diluted	22,642,280	22,555,333	22,626,550	22,549,026

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended
	Sep 29, 2007	Sep 30, 2006
Operating activities:

Net loss	$(2,124,376)	$(3,508,753)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,264,302	938,038
Deferred rent	138,490	167,055
Non cash stock based compensation expense	87,071	26,439
Non cash warrant expense	153,413	17,046
Changes in operating assets and liabilities:
Accounts receivable	47,058	274,959
Inventory	(5,097,011)	(3,226,634)
Prepaid expenses and other assets	(469,127)	(1,188,807)
Accounts payable	5,486,523	6,927,123
Accrued expenses and other liabilities	(246,920)	(146,486)
Net cash (used in) provided by operating activities	(760,577)	279,980

Investing activities:
Acquisition of retail store and non-compete agreement	-	(1,869,115)
Purchase of property and equipment	(650,536)	(432,045)
Net cash used in investing activities	(650,536)	(2,301,160)

Financing activities:

Net borrowings under line of credit	1,381,960	(1,329,516)
Proceeds from (principal payments on) notes payable	(455,433)	4,319,373
Decrease (increase) in restricted cash	71,483	(145,811)
Principal payments on capital lease obligations	(338,220)	(354,175)
(Payment) amortization of deferred financing costs	51,951	(126,561)
Proceeds from exercise of stock options	4,583	3,890
Net cash provided by financing activities	716,324	2,367,200

Net increase (decrease) in cash and cash equivalents	(694,789)	346,020

Cash and cash equivalents, beginning of period	760,376	699,194

Cash and cash equivalents, end of period	$65,587	$1,045,214

Supplemental disclosure of non-cash financing activities:

Conversion of Series B convertible preferred stock to common stock	$44,640	$7,451

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2007
(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

The interim consolidated financial statements as of September 29, 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles.  The consolidated balance sheet at December 30, 2006 has been derived from the audited consolidated financial statements at that date.  Operating results for the Company on a quarterly basis may not be indicative of the results for the entire year due, in part, to the seasonality of the party goods industry.  Historically, higher revenues and operating income have been experienced in the second and fourth fiscal quarters, while the Company has generated losses in the first and third quarters.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K, for the year ended December 30, 2006.

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

Concentrations

The Company purchases its inventory from a diverse group of vendors.  Four suppliers account for approximately 37% of the Company’s purchases of merchandise, but the Company does not believe that it is overly dependent upon any single source for its merchandise, often using more than one vendor for similar kinds of products.  The Company entered into a Supply Agreement with its largest supplier on August 7, 2006, which obligates the Company to purchase increased levels of merchandise until 2012.  The Supply Agreement provides for a ramp-up period during 2006 and 2007 and, for five years beginning with calendar year 2008, requires the Company to purchase on an annual basis merchandise equal to the total number of stores open during such calendar year, multiplied by $180,000.  The Supply Agreement provides for penalties in the event the Company fails to attain the annual purchase commitment that would require the Company to pay the difference between the purchases for that year and the annual purchase commitment for that year. The Company is not aware of any reason or circumstance that would prevent the minimum purchase amount commitments under the Supply Agreement from being met.

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

The Company uses controlled disbursement banking arrangements as part of its cash management program.  Outstanding checks, which were included in accounts payable, totaled $1,119,159 at September 29, 2007 and $2,316,026 at December 30, 2006.  The decrease in outstanding checks as of September 29, 2007 is due to the timing of store lease payments.

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

The activity in the allowance for obsolete and excess inventory is as follows:

	Nine months ended	Twelve months ended
	Sep 29, 2007	Dec 30, 2006
Beginning balance	$1,079,814	$1,098,972
Increases to reserve	265,000	524,550
Write-offs against reserve	(331,884)	(543,708)
Ending balance	$1,012,930	$1,079,814

Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) on December 31, 2006. At the adoption date and as of September 29, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities, retained earnings or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were zero for the nine months ended September 29, 2007.

Tax years 2004 through 2006 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

Net Loss per Share

Net loss per basic share is computed by dividing net loss by the weighted average number of common shares outstanding plus the common share equivalents of Series B-F preferred stock, if dilutive.  The common share equivalents of Series B-F are included in the calculation of net loss per basic share in accordance with EITF Topic D-95, Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share, since the preferred stockholders are entitled to participate in dividends when and if declared by the Board of Directors.  For periods with net losses, the Company excludes those common share equivalents since their impact would be anti-dilutive.

Net loss per diluted share is computed by dividing net loss by the weighted average number of common shares outstanding, plus the common share equivalents of Series B-F preferred stock, plus the common share equivalents of the “in the money” stock options and warrants as computed by the treasury method, if dilutive.  For periods with net losses, the Company excludes those common share equivalents since their impact would be anti-dilutive.

As of September 29, 2007, there were 28,302,342 potential additional common share equivalents outstanding, which were not included in the calculation of diluted net loss per share for the nine months then ended because their effect would be anti-dilutive.  These included 15,550,121 shares upon the conversion of immediately convertible preferred stock, 2,083,334 shares upon the exercise of a warrant with an exercise price of $0.475 per share, 528,210 shares upon the exercise of warrants with a weighted average exercise price of $3.79 per share and 10,140,677 shares upon the exercise of stock options with a weighted average exercise price of $0.59 per share.

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

The stock based compensation expense recognized by the Company was:

	For the three months ended		For the nine months ended
	Sep 29, 2007	Sep 30, 2006	Sep 29, 2007	Sep 30, 2006
Stock Based Compensation Expense	$56,633	$11,862	$87,071	$26,439

Stock based compensation expense is included in general and administrative expense.  The adoption of Statement No. 123(R) had no impact on cash flow from operations and cash flow from financing activities for the nine months ended on September 29, 2007.

As previously disclosed in our Current Reports on Form 8-K filed on January 8 and March 26, 2007, Patrick Farrell, who relocated from the Boston area to the New York City area for personal reasons earlier this year, has been serving as President of iParty Corp. under an employment agreement with the Company which expires on November 15, 2007.  At the Board of Directors meeting held on September 26, 2007, the Board determined not to take any action to extend or renew Mr. Farrell’s employment agreement upon its expiration.  Mr. Farrell holds vested options to purchase an aggregate of 970,087 shares of the Company’s common stock.  Under the terms of the option plan and agreements, these options expire on February 15, 2008, based upon his termination on November 15, 2007.  However, at the September 26 meeting, the Board, with the approval and upon the recommendation of the Compensation Committee, voted to extend the expiration date of Mr. Farrell’s options for an additional six months, to August 15, 2008. As a result, additional stock based compensation of $14,569, representing the change in the fair value of these options immediately before and after this modification, was recorded as of September 26, 2007 as required by Statement No. 123(R).

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

The Company granted options for the purchase of 1,350,000 shares of common stock to key employees and each of the four independent members of the Board of Directors on June 6, 2007 at an exercise price of $0.42 per share.  Similarly, the Company granted options for the purchase of 25,000 shares of common stock to each of the four independent members of the Board of Directors on June 7, 2006 at an exercise price of $0.36 per share.  The weighted-average fair market value using the Black-Scholes option-pricing model of the options granted was $0.33 per share for options granted during the nine months ended September 29, 2007, and was $0.30 per share for options granted during the nine months ended September 30, 2006.  The fair market value of the stock options at the date of the grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended		For the nine months ended
	Sep 29, 2007	Sep 30, 2006	Sep 29, 2007	Sep 30, 2006
Risk-free interest rate	N/A	N/A	4.94%	5.18%
Expected volatility	N/A	N/A	102.6%	115.6%
Weighted average expected life (in years)	N/A	N/A	5.0	5.0
Expected dividends	N/A	N/A	0.00%	0.00%

A summary of the Company's stock options is as follows:

				Weighted
	Number	Weighted		Average
	of	Average		Remaining	Aggregate
	Stock	Exercise	Price	Life	Intrinsic
	Options	Price	Range	(Years)	Value
Outstanding - December 30, 2006	8,922,440	$0.62	$0.13 - $ 4.25
Granted	1,350,000	0.42	0.42 - 0.42
Expired/Forfeited	(115,361)	0.55	0.20 - 0.69
Exercised	(16,402)	0.28	0.23 - 0.36

Outstanding - September 29, 2007	10,140,677	$0.59	$0.13 - $ 4.25	5.0	$663,626

Exercisable - September 29, 2007	8,779,365	$0.62	$0.13 - $ 4.25	4.3	$663,626

Available for grant - September 29, 2007	424,062

The following table summarizes information for options outstanding and exercisable at September 29, 2007:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	of	Remaining	Average	of	Average
	Stock	Life	Exercise	Stock	Exercise
Price Range	Options	(Years)	Price	Options	Price
$ 0.13 - $ 0.20	139,250	3.9	$0.18	139,250	$0.18
0.21 - 0.30	3,792,682	3.5	0.25	3,792,682	0.25
0.31 - 0.50	2,474,527	7.5	0.39	1,123,726	0.35
0.51 - 1.00	3,093,018	5.5	0.77	3,082,507	0.78
1.01 - 3.50	541,200	1.8	2.33	541,200	2.33
3.51 - 4.25	100,000	2.2	4.14	100,000	4.14
Total	10,140,677	5.0	$0.59	8,779,365	$0.62

The total fair value of shares vested and recognized as expense during the nine months ended September 29, 2007 was $3,491. The remaining unrecognized stock based compensation expense related to unvested awards at September 29, 2007, was $403,255 and the period of time over which this expense will be recognized is 4.25 years.

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

Intangible assets as of September 29, 2007 and December 30, 2006 were:

	Sep 29, 2007	Dec 30, 2006
Non-compete agreement	$1,688,609	1,725,069
Occupancy valuation	449,716	460,000
Other	197,752	154,949

Intangible assets	2,336,077	2,340,018

Less: accumulated amortization	(519,918)	(186,536)

Intangible assets, net	$1,816,159	$2,153,482

Amortization expense for these intangible assets was:

	For the three months ended		For the nine months ended
	Sep 29, 2007	Sep 30, 2006	Sep 29, 2007	Sep 30, 2006
Amortization expense	$104,392	$72,032	$333,382	$72,032

The amortization expense for the non-compete agreement and other intangible assets are included in general and administrative expense in the Consolidated Statement of Operations.  The amortization expense for occupancy valuation is included in cost of products sold and occupancy costs.

Future amortization expense related to these intangible assets as of September 29, 2007 is:

Year	Amount
2007	$112,333
2008	457,894
2009	440,678
2010	406,245
2011	265,527
Thereafter	133,482
Total	$1,816,159

Accounting for the Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  The Company’s review considers store operating results, future sales growth and cash flows. During the fourth quarter of 2006, the Company decided to close its store in East Providence, Rhode Island effective November 4, 2006 due to underperforming sales.  As a result of this closing, the Company incurred a charge in the fourth quarter of 2006 of approximately $120,000 related to remaining lease payments and other closing costs.  In addition, during the third quarter of 2007, the Company decided to close its stores in North Providence, Rhode Island and Auburn, Massachusetts at the end of their lease terms which expire on January 31, 2008.  No material impairment costs were incurred as a result of that decision.

Notes Payable

Notes payable consist of three notes entered into in fiscal 2006.

The “Highbridge Note” is a subordinated note in the stated principal amount of $2,500,000 that bears interest at the rate of prime plus one percent.  The note matures on September 15, 2009.  Interest only is payable quarterly in arrears and the entire principal balance is due at the maturity date. The original discount associated with warrants issued in conjunction with the Highbridge Note (original discount amount $613,651) is being amortized using the effective interest method over the life of the note payable. The note payable balance of $2,107,945 as of September 29, 2007 is presented net of the remaining unamortized discount.

The “Amscan Note” is a subordinated promissory note in the original principal amount of $1,819,373, with a balance as of September 29, 2007 of $1,277,859. The note bears interest at the rate of 11.0% per annum and is payable in thirty-six (36) equal monthly installments of principal and interest of $59,562 beginning on November 1, 2006, and on the first day of each month thereafter until October 1, 2009, when the entire remaining principal balance and all accrued interest are due and payable.

The “Party City Note” is a subordinated promissory note in the principal amount of $600,000.   The note bears interest at the rate of 12.25% per annum and is payable by quarterly interest-only payments over four years, with the full principal amount due at the note’s maturity on August 7, 2010.

Stockholders’ Equity

During the nine months ended September 29, 2007, 16,402 shares of common stock were issued upon the exercise of stock options and 40,188 shares of common stock were issued upon conversion of Series B convertible preferred stock.

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

The following table shows the number of stores in operation:

	For the nine months ended
	Sep 29, 2007	Sep 30, 2006
Beginning of period	50	50
Openings / Acquisitions	-	1
Closings	-	-
End of period	50	51

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

On August 15, 2007, we entered into an Asset Purchase Agreement to purchase two franchised Party City Corporation retail stores in Lincoln, Rhode Island and Warwick, Rhode Island, in exchange for aggregate consideration of $1,350,000, plus up to $400,000 for associated inventory.   Both locations will be converted into iParty stores immediately following the closing.  The Asset Purchase Agreement contemplates a closing on or about January 3, 2008.

The Asset Purchase Agreement also provides that the selling Party City franchisees and their affiliates will not compete with us in Rhode Island for a period of five years from closing, and will not compete with us within a three-and-one-half (3-1/2) mile radius anywhere in Massachusetts, Rhode Island, New Hampshire, Vermont, Maine, or Connecticut for a three-year period from closing, subject to certain terms specified in the Asset Purchase Agreement.

Results of Operations

Fiscal year 2007 has 52 weeks and ends on December 29, 2007.  Fiscal year 2006 had 52 weeks and ended on December 30, 2006.

The third quarter of fiscal year 2007 had 13 weeks and ended on September 29, 2007.  The third quarter of fiscal year 2006 had 13 weeks and ended on September 30, 2006.

Three Months Ended September 29, 2007 Compared to Three Months Ended September 30, 2006

Revenues

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.  Our consolidated revenues for the third quarter of fiscal 2007 were $18,208,760, an increase of $968,225, or 5.6% from the third quarter of the prior fiscal year.

	For the three months ended
	Sep 29, 2007	Sep 30, 2006
Revenues	$18,208,760	$17,240,535

Increase in revenues	5.6%	16.2%

Sales for the third quarter of fiscal 2007 included sales from 49 comparable stores (defined as stores open for at least one full year) and one store that was acquired in August 2006. Comparable store sales for the quarter increased by 4.5%.

Cost of products sold and occupancy costs

Cost of products sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores.  Our cost of products sold and occupancy costs for the third quarter of fiscal 2007 were $10,679,713, or 58.7% of revenues, an increase of $412,908 and a decrease of 0.9 percentage points, as a percentage of revenues, from the third quarter of the prior fiscal year.

	For the three months ended
	Sep 29, 2007	Sep 30, 2006
Cost of products sold and occupancy costs	$10,679,713	$10,266,805

Percentage of revenues	58.7%	59.6%

 As a percentage of revenues, the decrease in cost of products sold and occupancy costs was primarily attributable to improved leveraging of occupancy costs resulting from the increased sales in our comparable stores and better pricing negotiated from vendors.

 Marketing and sales expense

Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  Our consolidated marketing and sales expense for the third quarter of fiscal 2007 was $6,620,424, or 36.4% of revenues, an increase of $36,644 and a decrease of 1.8 percentage points, as a percentage of revenues, from the third quarter of the prior fiscal year.

	For the three months ended
	Sep 29, 2007	Sep 30, 2006
Marketing and sales	$6,620,424	$6,583,780

Percentage of revenues	36.4%	38.2%

As a percentage of revenues, the decrease in marketing and sales expense was primarily attributable to better leveraging of store payroll and other store selling related expenses resulting from the increased sales in our comparable stores.

General and administrative expense

General and administrative (“G&A”) expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  Our consolidated G&A expense for the third quarter of fiscal 2007 was $1,828,865, or 10.0% of revenues, an increase of $188,872 and an increase of 0.5 percentage points, as a percentage of revenues, from the third quarter of the prior fiscal year.

	For the three months ended
	Sep 29, 2007	Sep 30, 2006
General and administrative	$1,828,865	$1,639,993

Percentage of revenues	10.0%	9.5%

As a percentage of revenues, the increase in G&A expense is largely attributable to executive recruitment costs and professional fees associated with our compliance activities related to Section 404 of the Sarbanes-Oxley Act.

Operating loss

Our operating loss for the third quarter of fiscal 2007 was $920,242, or 5.1% of revenues, compared to an operating loss of $1,250,043, or 7.3% of revenues for the third quarter of the prior fiscal year.

Interest expense

Our interest expense in the third quarter of fiscal 2007 was $214,614, a decrease of $7,671 from the third quarter of the prior fiscal year.  The decrease in the third quarter of fiscal 2007 was primarily due to lower borrowings under our line of credit in the third quarter of 2007 versus the third quarter of 2006.

Income taxes

We have not provided for income taxes for the third quarter of fiscal 2007 or fiscal 2006 due to the availability of net operating loss (NOL) carryforwards to eliminate taxable income during those periods. No benefit has been recognized with respect to NOL carryforwards due to the uncertainty of future taxable income.

At the end of fiscal 2006, we had estimated net operating loss carryforwards of approximately $23.0 million, which begin to expire in 2018.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards will be subject to annual limitations based upon certain ownership changes of our stock that have occurred or that may occur.

Net Loss

Our net loss in the third quarter of fiscal 2007 was $1,133,658, or $0.05 per basic and diluted share, compared to a net loss of $1,472,328, or $0.07 per basic and diluted share, in the third quarter of the prior fiscal year.

Nine Months Ended September 29, 2007 Compared to Nine Months Ended September 30, 2006

Revenues

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.  Our consolidated revenues for the first nine months of fiscal 2007 were $54,219,838, an increase of $4,846,335, or 9.8% from the first nine months of the prior fiscal year.

	For the nine months ended
	Sep 29, 2007	Sep 30, 2006
Revenues	$54,219,838	$49,373,503

Increase in revenues	9.8%	10.9%

Sales for the first nine months of fiscal 2007 included sales from 49 comparable stores (defined as stores open for at least one full year) and one store that was acquired in August 2006. Comparable store sales for the first nine months increased by 6.9%.

Cost of products sold and occupancy costs

Cost of products sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores.  Our cost of products sold and occupancy costs for the first nine months of fiscal 2007 were $31,687,361, or 58.4% of revenues, an increase of $2,024,486 and a decrease of 1.7 percentage points, as a percentage of revenues, from the first nine months of the prior fiscal year.

	For the nine months ended
	Sep 29, 2007	Sep 30, 2006
Cost of products sold and occupancy costs	$31,687,361	$29,662,875

Percentage of revenues	58.4%	60.1%

 As a percentage of revenues, the decrease in cost of products sold and occupancy costs was primarily attributable to improved leveraging of occupancy costs resulting from the increased sales in our comparable stores and better pricing negotiated from vendors.

 Marketing and sales expense

Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  Our consolidated marketing and sales expense for the first nine months of fiscal 2007 was $18,286,196, or 33.7% of revenues, an increase of $354,302 and a decrease of 2.6 percentage points, as a percentage of revenues, from the first nine months of the prior fiscal year.

	For the nine months ended
	Sep 29, 2007	Sep 30, 2006
Marketing and sales	$18,286,196	$17,931,894

Percentage of revenues	33.7%	36.3%

As a percentage of revenues, the decrease in marketing and sales expense was primarily attributable to better leveraging of store payroll and other store selling related expenses resulting from the increased sales in our comparable stores.

General and administrative expense

General and administrative (“G&A”) expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  Our consolidated G&A expense for the first nine months of fiscal 2007 was $5,700,919, or 10.5% of revenues, an increase of $963,238 and an increase of 0.9 percentage points, as a percentage of revenues, from the first nine months of the prior fiscal year.

	For the nine months ended
	Sep 29, 2007	Sep 30, 2006
General and administrative	$5,700,919	$4,737,681

Percentage of revenues	10.5%	9.6%

As a percentage of revenues, the increase in G&A expense is largely attributable to executive recruitment costs and professional fees associated with our compliance activities related to Section 404 of the Sarbanes-Oxley Act.

Operating loss

Our operating loss for the first nine months of fiscal 2007 was $1,454,638, or 2.7% of revenues, compared to an operating loss of $2,958,947, or 6.0% of revenues for the first nine months of the prior fiscal year.

Interest expense

Our interest expense for the first nine months of fiscal 2007 was $674,417, an increase of $124,019 from the first nine months of the prior fiscal year.  The increase in the first nine months of fiscal 2007 was primarily due to the interest, including amortization of discount, related to notes payable that we entered into in fiscal 2006, offset by the interest related to lower borrowings under our line of credit in the third quarter of 2007 versus the third quarter of 2006.

Income taxes

We have not provided for income taxes for the first nine months of fiscal 2007 or fiscal 2006 due to availability of net operating loss (NOL) carryforwards to eliminate taxable income during those periods. No benefit has been recognized with respect to NOL carryforwards due to the uncertainty of future taxable income.

At the end of fiscal 2006, we had estimated net operating loss carryforwards of approximately $23.0 million, which begin to expire in 2018.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards will be subject to annual limitations based upon certain ownership changes of our stock that have occurred or that may occur.

Net Loss

Our net loss for the first nine months of fiscal 2007 was $2,124,376, or $0.09 per basic and diluted share, compared to a net loss of $3,508,753, or $0.16 per basic and diluted share, for the first nine months of the prior fiscal year.

Liquidity and Capital Resources

Our operating activities used $760,577 in the first nine months of fiscal 2007 compared to $279,980 in cash provided in the first nine months of the prior fiscal year, a decrease of $1,040,557.  The increase in cash used in operating activities was primarily due to higher purchases of inventory and to lower accounts payable growth.  The lower accounts payable growth is primarily related to less extended dating from vendors in the first half of 2007 than in 2006.

We used $650,536 in investing activities in the first nine months of fiscal 2007 compared to $2,301,160 in the first nine months of the prior fiscal year.  The cash invested in the first nine months of fiscal 2007 was primarily due to fixture and equipment improvements in our existing retail stores, plus the implementation of a new human resource information and payroll system.  The cash invested in the first nine months of fiscal 2006 was primarily due to the acquisition in August 2006 of a retail store located in Peabody, Massachusetts and a five-year non-compete agreement from Party City.

Our financing activities provided $716,324 in the first nine months of fiscal 2007 compared to providing $2,367,200 in the first nine months of the prior fiscal year, a decrease of $1,650,876.  The decrease was primarily related to the borrowings in 2006 to finance the acquisition of the Peabody retail store and the Party City non-compete agreement.

On December 21, 2006, we amended and restated our existing line of credit (the “line”) with Wells Fargo Retail Finance II, LLC.  The amendment continues the line of credit with Wells Fargo at $12,500,000 and extends it for three additional years to January 2, 2010. In addition, the new agreement with Wells Fargo includes an option whereby we may increase our line of credit up to a maximum level of $15,000,000, upon 15 days written notice, as long as we are in compliance with all debt covenants and the other provisions of the loan agreement. Borrowings under the new line bear interest at Wells Fargo’s base rate or, at our option, at London Interbank Offered Rate (“LIBOR”) plus 1.75%. Beginning March 30, 2007, these rates can increase by no more than 0.25% if average availability under the line falls below $3,000,000. Borrowings under the line are based on inventory and accounts receivable levels. The line is secured by a lien on substantially all of our assets.

The amended and restated agreement includes a financial covenant requiring us to maintain a minimum availability under the line of 5% of the credit limit.  At the current credit limit of $12,500,000, the minimum availability is $625,000.  The amended agreement also has a covenant that requires us to limit our capital expenditures to within 110% of those amounts included in our business plan, which may be updated from time to time. At September 29, 2007, we were in compliance with these financial covenants.  The line generally prohibits the payment of any dividends or other distributions to any of our classes of capital stock.

On January 17, 2006, we had amended our then-existing agreement with Wells Fargo to allow for a $500,000 term loan which increased our borrowing base, but did not increase the $12.5 million credit limit.  We borrowed the full $500,000 on that date. On October 30, 2006, we further amended our agreement to extend the maturity date of our outstanding term loan in the amount of $500,000 from October 31, 2006 to January 2, 2007.  On December 21, 2006, in connection with the amendment described in the preceding paragraphs, we extended the maturity date of this $500,000 term loan to October 31, 2007. We repaid the term loan on March 2, 2007.

The amount outstanding under the line was $2,544,679 as of September 29, 2007 and $1,162,719 as of December 30, 2006. The interest rate on these borrowings was 7.8% at September 29, 2007 and 8.6% at December 30, 2006. The outstanding balances under the line are classified as current liabilities in the accompanying consolidated balance sheets since we are required to apply daily lock box receipts to reduce the amount outstanding.

Our inventory consists of party supplies which are valued at the lower of moving weighted-average cost or market and are reduced by an allowance for obsolete and excess inventory and other adjustments, including vendor rebates, discounts and freight costs.  Our line of credit availability calculation allows us to borrow against “acceptable inventory at cost,” which is based on our inventory at cost and applies adjustments that our lender has approved which may be different from adjustments we use for valuing our inventory in our financial statements, such as the adjustment to reserve for inventory shortage.  The amount of “acceptable inventory at cost” was $19,037,895 at September 29, 2007.

Our accounts receivable consist primarily of vendor rebate receivables and credit card receivables.  Our line of credit availability calculation allows us to borrow against “eligible credit card receivables,” which are the credit card receivables for the previous two to three days of business.  The amount of “eligible credit card receivables” was $317,415 at September 29, 2007.

Our total borrowing base is determined by adding the “acceptable inventory at cost” times an agreed upon advance rate plus the “eligible credit card receivables” times an agreed upon advance rate but not to exceed our established credit limit, which was $12,500,000 at September 29, 2007.  Under the terms of our line of credit, our $12,500,000 credit limit was further reduced by (1) a minimum availability block, (2) customer deposits, (3) gift certificates, (4) merchandise credits and (5) outstanding letters of credit.  Therefore, our availability was $9,115,830 at September 29, 2007 and $5,657,200 at December 30, 2006.

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

On October 24, 2006, we converted $1,143,896 of extended payables originally due to Amscan as of August 8, 2006 as well as an additional $675,477 of payables due to Amscan as of September 28, 2006 into a single subordinated promissory note in the total principal amount of $1,819,373 (“the Amscan Note”). The Amscan Note bears interest at the rate of 11.0% per annum and is payable in thirty-six (36) equal monthly installments of principal and interest of $59,562.48 commencing on November 1, 2006, and on the first day of each month thereafter until October 1, 2009, when the entire remaining principal balance and all accrued interest are due and payable.

On August 15, 2007, we entered into an Asset Purchase Agreement to purchase two franchised Party City Corporation retail stores in Lincoln, Rhode Island and Warwick, Rhode Island, in exchange for aggregate consideration of $1,350,000, plus up to $400,000 for associated inventory.   Both locations will be converted into iParty stores immediately following the closing.  The Asset Purchase Agreement contemplates a closing on or about January 3, 2008.

Our prospective cash flows are subject to certain trends, events and uncertainties, including our operating results for the Halloween season, which is our single most important season, as well as demands for working capital to improve our infrastructure, respond to economic conditions, take advantage of strategic opportunities, support growth, and meet our contractual commitments.

Based on our current operating plan, we believe that anticipated revenues from operations and borrowings available under our line of credit will be sufficient to fund our operations, the planned acquisition of two stores in January 2008 and working capital requirements through at least the next twelve months.

Contractual obligations at September 29, 2007 were as follows:

	Payments Due By Period
		Within	Within
	Within	2 - 3	4 - 5	After
	1 Year	Years	Years	5 Years	Total
Line of credit	$2,544,679	$-	$-	$-	$2,544,679
Capital lease obligations	30,473	17,524	-	-	47,997
Notes payable	603,810	3,174,049	600,000	-	4,377,859
Supply agreement		18,000,000	18,000,000	9,000,000	45,000,000
Asset purchase agreement	1,750,000				1,750,000
Operating leases (including retail space leases)	8,516,342	15,801,576	11,748,477	10,305,719	46,372,114
Total contractual obligations	$13,445,304	$36,993,149	$30,348,477	$19,305,719	$100,092,649

In addition, at September 29, 2007, we had outstanding purchase orders totaling approximately $4,243,478 for the acquisition of inventory and non-inventory items that are scheduled for delivery after September 29, 2007.

Seasonality

Due to the seasonality of our business, sales and operating income are typically higher in our second and fourth quarters.  Our business is highly dependent upon sales of Easter, graduation and summer merchandise in the second quarter and sales of Halloween and Christmas merchandise in the fourth quarter.  We have historically operated at a loss during the first and third quarters.

Geographic Concentration

As of September 29, 2007, we operated a total of 50 stores, 45 of which are located in New England.  As a result, a severe or prolonged regional recession or regional changes in demographics, employment levels, population, weather patterns, real estate market conditions, consumer confidence and spending patterns or other factors specific to the New England region may adversely affect us more than a company that is more geographically diverse.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we perform a review of each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  Our review considers store operating results, future sales growth and cash flows.  The conclusion regarding impairment may differ from current estimates if underlying assumptions or business strategies change.  During the fourth quarter of 2006, we decided to close our store in East Providence, Rhode Island effective November 4, 2006 due to underperforming sales.  As a result of this closing, we incurred a charge in the fourth quarter of 2006 of approximately $120,000 related to remaining lease payments and other closing costs.  In addition, during the third quarter of 2007, we decided to close our stores in North Providence, Rhode Island and Auburn, Massachusetts at the end of their lease terms which expire on January 31, 2008.  No material impairment costs were incurred as a result of that decision.

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

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) on December 31, 2006. At the adoption date and as of September 29, 2007, we had no material unrecognized tax benefits and no adjustments to liabilities, retained earnings or operations were required.

We recognize interest and penalties related to uncertain tax positions in income tax expense which were zero for the nine months ended September 29, 2007.

Tax years 2004 through 2006 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

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

New Accounting Pronouncements

No new accounting pronouncements were issued during the quarter ended September 29, 2007 that are expected to have a material impact on our financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our market risk exposure since the filing of our Annual Report on Form 10-K.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer and the Chief Financial Officer of iParty (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 29, 2007, the end of the fiscal quarter to which this report relates, that iParty's disclosure controls and procedures: are effective to ensure that information required to be disclosed by iParty in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by iParty in such reports is accumulated and communicated to iParty's management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.  iParty's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching iParty's disclosure requirements and are effective in reaching that level of reasonable assurance.

 (b) Changes in Internal Controls.  No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended September 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any legal proceedings expected to have a material effect on its financial position or results of operations.

Item 1A.  Risk Factors

In addition to the risk factors previously disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, as filed with the SEC on March 19, 2007, set forth below are additions and updates to those risk factors:

Our failure to attract, retain, and motivate qualified personnel would adversely affect our business.

Our success depends in large part on the efforts and abilities of our senior management team.  Their skills, experience and industry contacts significantly benefit our operations and administration.  The failure to attract, retain, and properly motivate the members of our senior management team and other key employees, or to find suitable replacements for them in the event of death, ill health, or their desire to pursue other professional opportunities, could have a negative effect on our operating results.  At the present time our President, Patrick Farrell, is transitioning his duties to other members of management in connection with his relocation to New York for personal family reasons and we will not be extending the term of his service. As previously disclosed, his regular employment with us will terminate on November 15, 2007. Our business performance and operating results will depend on our ability to successfully execute this transition process.

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

An important part of our long-range business plan is to increase our number of stores and, over time, enter new geographic markets.  We have opened 15 new stores, acquired one store and closed one store over the past four years, bringing our total number of stores from 35 at the beginning of 2003 to 50 at the end of 2006. We will be closing two stores when their leases expire in early 2008 and have entered into an agreement to acquire two stores in January 2008. While at present we have no current plans for other new store openings, our growth goals envision a return to opening additional stores beginning in 2008. Also, from time to time, we have been and expect to continue to be presented with opportunities to acquire existing party supply stores.  We intend to continue to evaluate such opportunities on a case-by-case basis as they may arise to ascertain if they would be a good strategic fit for our business and would help us increase shareholder value. For our growth strategy to be successful, we must identify and lease favorable store sites, hire and train associates and store managers, and adapt management and operational systems to meet the needs of our expanded operations.  These tasks may be difficult to accomplish successfully.  If we are unable to open or acquire new stores in locations and on terms acceptable to us as quickly as planned, our future sales and profits may be adversely affected.  Even if we succeed in opening or acquiring new stores, these new stores may not achieve the same sales or profit levels as our existing stores.  Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs.  However, these new stores may result in the loss of sales in existing stores in nearby areas, which could adversely affect our business and financial performance.  In addition, future store openings could cause us, among other things, to incur additional debt, increased interest expense, as well as experience dilution in earnings, if any, per share.  Impairment losses could also occur as a result of new store openings in the event that new store openings prove unsuccessful, or in the event that we determine to close underperforming stores.

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

As of September 29, 2007 there were 28,302,342 potential additional common share equivalents outstanding.  These included 15,550,121 shares issuable upon the conversion of immediately convertible preferred stock, 2,083,334 shares issuable upon the exercise of a warrant with an exercise price of $0.475, 528,210 shares issuable upon the exercise of warrants with a weighted average exercise price of $3.79 and 10,140,667 shares issuable upon the exercise of stock options with a weighted average exercise price of $0.59.

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
DAVID ROBERTSON
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: October 31, 2007

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
Ex. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
Ex. 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
Ex. 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350