Form 10-K
period 2007-12-29
IPARTY CORP
filed 2008-03-13
CIK 1078383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 29, 2007

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
Yes ☐ No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☐   (Do not check if a smaller reporting company)
Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

On June 30, 2007, the aggregate market value of the voting common equity of the registrant (consisting of common stock, $.001 par value (the “common stock”)) held by nonaffiliates of the registrant was approximately $9,727,815 based on the closing price for such common stock on said date as reported by the American Stock Exchange. On February 29, 2008 there were 22,717,400 shares of common stock, $.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual stockholders’ meeting scheduled to be held June 4, 2008, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 29, 2007, are incorporated by reference into Part III.

PART I

ITEM 1.  BUSINESS

General

We believe we are a leading brand in the party industry in the markets we serve and a leading resource in those markets for consumers seeking party goods, party planning advice and relevant information.  We are a party goods retailer operating stores throughout New England, where 45 of our 50 retail stores are located.  We also license the name iParty.com (at www.iparty.com) to a third party in exchange for royalties, which to date have not been significant.  We generated $81.8 million in total revenues and $0.6 million of net income in fiscal 2007.

As of December 29, 2007 we operated 26 stores in Massachusetts, 7 in Connecticut, 6 in New Hampshire, 2 in Rhode Island, 3 in Maine and 1 in Vermont.  We also operated 5 stores in Florida.  In January 2008, we acquired two additional stores and closed one existing store in Rhode Island, and closed one store in Massachusetts. We now operate 50 stores located predominately in New England.  Our stores range in size from approximately 8,000 square feet to 20,300 square feet and average approximately 10,200 square feet in size.  We lease our properties, typically for 10 years and usually with options from our landlords to renew our leases for an additional 5 or 10 years.

Our stores feature over 20,000 products ranging from paper party goods, Halloween costumes, greeting cards and balloons to more unique merchandise such as piñatas, tiny toys, masquerade and Hawaiian Luau items.  Our sales are primarily driven by the following holiday and party events:  Halloween, Christmas, Easter, Valentine’s Day, New Year’s, Independence Day, St. Patrick’s Day, Thanksgiving and Chanukah.  We also focus our business closely on lifetime events such as anniversaries, graduations, birthdays, and bridal and baby showers.

Our business has a seasonal pattern.  In the past three years, we have realized an average of approximately 36.5% of our annual revenues in our fourth quarter, which includes Halloween and Christmas, and an average of approximately 23.8% of our revenues in the second quarter, which includes school graduations.  Also, during these past three years, we have had net income in our second and fourth quarters and generated losses in our first and third quarters.

Our executive offices are located at 270 Bridge Street, Suite 301, Dedham, Massachusetts, 02026.  Our phone number is (781) 329-3952.  Our licensed website is located at www.iparty.com.  The information contained on our licensed website does not constitute a part of this Annual Report, or any other report we file with or furnish to the SEC.

Where a reference is made in this Annual Report to a particular year or years, it is a reference to our fiscal year, unless the context indicates otherwise.  For example, “2007” refers to our 52-week fiscal year ended December 29, 2007, “2006” refers to our 52-week fiscal year ended December 30, 2006, and “2005” refers to our 53-week fiscal year ended December 31, 2005.

Organization

While we are currently a party goods retail chain operating 50 stores, when we were first incorporated as iParty Corp. (“iParty”) on March 12, 1998 we were an Internet-based merchant of party goods and services.  On January 2, 2000, iParty Corp. was listed on the American Stock Exchange under ticker symbol “IPT”.

On August 3, 2000, iParty Retail Stores Corp. (“iParty Retail”) was incorporated as a wholly-owned subsidiary of iParty Corp. to operate a chain of retail stores selling party goods.  On August 15, 2000, iParty Retail acquired inventory, fixed assets and the leases of 33 retail stores from The Big Party Corporation (“The Big Party”), a privately-held company, which was operating under bankruptcy protection, in exchange for cash and the assumption of certain liabilities.  This acquisition was approved on August 16, 2000 by the United States Bankruptcy Court for the District of Delaware. We have subsequently opened an additional seventeen stores, acquired three stores, and closed three stores.

Capital Structure

Our capital structure currently consists of common stock and five outstanding series of convertible preferred stock.  We have also issued warrants convertible into common stock and have a stock option plan that offers both qualified and nonqualified options to purchase common stock.

Our common stock has a par value of $0.001 per share.  We have 150,000,000 shares of common stock authorized, 22,700,655 of which were issued and outstanding as of December 29, 2007.  These shares are listed on the American Stock Exchange and trade under the symbol “IPT”.

We currently have five outstanding series of convertible preferred stock, Series B through F (“convertible preferred stock”).  On January 13, 2004, all 1,000,000 shares of our Series A convertible preferred stock were converted into 1,000,000 shares of common stock.  As of December 29, 2007, we had a total of 1,226,353 shares of convertible preferred stock outstanding which were convertible into 15,509,928 shares of common stock on that date based on the following conversion rates.  As of December 29, 2007, each share of Series B convertible preferred stock is presently convertible into 13.396 shares of common stock; each share of Series C convertible preferred stock is presently convertible into 13.652 shares of common stock; each share of Series D convertible preferred stock is presently convertible into 14.609 shares of common stock; each share of Series E convertible preferred stock is presently convertible into 10.359 shares of common stock; and each share of Series F convertible preferred stock is presently convertible into 10.367 shares of common stock.  Our convertible preferred stock is presented on our balance sheet at its carrying value, which was $13,682,167 at December 29, 2007.

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

The holders of our convertible preferred stock have a liquidation preference senior to the holders of our common stock. In the event of liquidation, which is defined to include a merger, acquisition, or similar transaction involving the acquisition of our company, our convertible preferred stockholders would be entitled to a liquidation value, which was $17,920,521 at December 29, 2007.  This amount is in excess of the carrying value of the preferred stock due to amounts allocated to warrants, which were issued in connection with certain issuances of our convertible preferred stock. The difference of approximately $4.2 million will be accreted when and if a liquidation event occurs. The holders of our convertible preferred stock are also entitled to anti-dilution protection in the event we issue common stock, or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock, at a price below the applicable conversion prices for the convertible preferred stock.

The convertible preferred stockholders are entitled to participate in dividends when and if declared by our Board of Directors.

We had also issued warrants in connection with the issuance of certain convertible preferred stock and certain licensing, marketing and financing arrangements, including the warrant issued to an accredited institutional investor on September 15, 2006.  At December 29, 2007, we had a warrant outstanding with an exercise price of $0.475, which was exercisable for 2,083,334 shares of our common stock and warrants outstanding with a weighted average exercise price of $3.79, which were exercisable for 528,210 shares of our common stock. During 2005, warrants exercisable for 12,483,005 shares of our common stock that had been granted in conjunction with various series of our convertible preferred stock expired without being exercised.

Under our stock option plan, we are authorized to grant options to purchase up to 11,000,000 shares of our common stock.  At December 29, 2007, we had options outstanding that were exercisable for the purchase of

8,799,073 shares of common stock. In addition, at December 29, 2007, we had options outstanding that were not yet exercisable for the purchase of 1,331,521 shares of our common stock.  On September 21, 2005, our board of directors approved the full acceleration of the vesting of each otherwise unvested stock option that had an exercise price of $0.69 or greater that was currently held by any of our employees and officers.  As a result, options to purchase approximately 1.0 million shares, including approximately 615,000 options held by our executive officers, became immediately exercisable.  On December 8, 2006, we entered into option cancellation agreements with three of our executive officers pursuant to which options that had been exercisable for a combined aggregate of 1,324,730 shares of our common stock at exercise prices of $2.00 per share or greater were cancelled effective as of such date.

The following chart summarizes our capital structure at December 29, 2007.

	Number of Shares/ Warrants/ Options Outstanding	Conversion/ Exercise Ratios	Total Common Shares Issued and Issuable (1)	Weighted Average Exercise Price per Common Share Issuable	Liquidation Value
Common stock	22,700,655		22,700,655		$—

Series B convertible preferred stock	465,401	13.396	6,234,512		9,308,024
Series C convertible preferred stock	100,000	13.652	1,365,200		2,000,000
Series D convertible preferred stock	250,000	14.609	3,652,250		5,000,000
Series E convertible preferred stock	296,666	10.359	3,073,163		1,112,497
Series F convertible preferred stock	114,286	10.367	1,184,803		500,000
Total convertible preferred stock	1,226,353		15,509,928		17,920,521

Warrant	2,083,334	1.000	2,083,334	$0.48	—
Warrants	528,210	1.000	528,210	$3.79	—

Stock options	10,130,594	1.000	10,130,594	$0.59	—

Totals			50,952,721		$17,920,521

(1) Includes common stock outstanding and common stock issuable upon conversion of convertible preferred stock and exercise of outstanding warrants and stock options.

Competition

The party supplies retailing business is highly competitive and fragmented.  We compete with a variety of smaller and larger retailers, including single owner-operated party supply stores, specialty party supplies retailers, discount department stores, retail drug store chains, general mass merchants and supermarkets, as well as catalog, Internet merchants and temporary seasonal stores, especially Halloween stores.

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

Barriers to entry are minimal.  New competitors can open new stores and launch new Internet sites at a relatively low cost. However, we believe that the costs to remain competitive over the longer term in the party supplies retailing business can be significant. These costs include the hiring of human resources with industry knowledge and the marketing costs associated with building a widely recognized brand.

Seasonality

Our business has a seasonal pattern.  In the past three years, we have realized an average of approximately 36.5% of our annual revenues in our fourth quarter, which includes Halloween and Christmas, and an average of approximately 23.8% of our revenues in the second quarter, which includes school graduations.  Also, during these past three years, we have had net income in our second and fourth quarters and generated losses in our first and third quarters.

Suppliers and Inventory

The products we sell are sourced from a wide variety of third-party vendors.  Many of the products that we offer for sale, such as paper-based party goods, Halloween masks, and costumes, are manufactured overseas in foreign countries such as China.  Global sourcing of many of the products we sell is thus an important factor in our financial performance.

The following represents suppliers from whom we purchased at least 5% of our merchandise:

Supplier	Products supplied	2007	2006
Amscan, Inc.	Paper party goods	18.4%	16.0%
Fun World	Halloween costumes	5.8%	6.0%
Unique Industries, Inc.	Paper party goods	5.7%	6.0%
Hallmark Marketing Corp.	Paper party goods	5.9%	5.6%
Kendall Confectionery Company	Candy	4.7%	5.3%
Lagasse Inc.	Paper party goods	5.5%	5.2%
Total		46.0%	44.1%

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

The loss of any of these suppliers could materially adversely affect our business, results of operations, financial condition and cash flow.  We consider numerous factors in supplier selection, including, but not limited to, price, credit terms, product offerings and quality.  As is customary in our industry, we generally do not have long-term contracts with our suppliers, and any supplier may discontinue selling to us at any time.

Intellectual Property

We hold trademarks for “iParty” and “iParty.com” issued by the U.S. Patent and Trademark Office.  Trademark registrations for “iParty” were issued on February 19, 2002 and August 26, 2003 under U.S. registration No. 2,541,025 and No. 2,756,735.  The trademark registration for “iParty.com” was issued on November 12, 2002 under U.S. registration No. 2,649,801.

Employees

As of December 29, 2007, we had 269 full-time employees and 717 part-time employees.  None of these employees is represented by a labor union, and we consider our relationship with our employees to be good.

Available Information

Our licensed Internet website address is www.iparty.com.  Our Annual Reports on Form 10-K, Quarterly Reports on Form
10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to

Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our licensed Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Our licensed Internet website and the information contained therein or connected thereto are not incorporated into or a part of this Annual Report on Form 10-K or any other report we file or furnish to the SEC.

The public may read and copy any materials that we file with the SEC at the SEC’s website, www.sec.gov, which contains reports, proxy and information statements and other information that public companies are required to file or furnish with the SEC.  In addition, the public may read and copy any materials we file or furnish with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. The public may obtain information about the SEC’s Public Reference Room by calling
1-800-SEC-0330.

ITEM 1A.       RISK FACTORS

Our business is subject to certain risks that could materially affect our financial condition, results of operations, and the value of our common stock.  These risks include, but are not limited to, the ones described below. Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that may harm our business, financial condition, results of operations, or the value of our common stock.

Our success depends on economic and other external factors, particularly in the New England region and during the Halloween season, that affect consumer decisions about whether and when to purchase party goods and supplies.

Our business success depends in large measure on consumer decisions to buy party goods and supplies and seek party planning advice, particularly in the New England region, where 45 of our 50 stores are located, and particularly during the Halloween season, which is our single most important season. Demand for our products and our business results are sensitive to external factors that, directly or indirectly, affect consumer confidence, consumer spending patterns, levels of disposable consumer income, or otherwise lead consumers to host or not host parties or purchase party goods and supplies.  Examples of such external factors include: unseasonable weather, especially in New England; the timing, duration and effects of adverse changes in overall economic conditions, including rates of job loss or growth, energy prices, and increases or decreases in interest rates, nationally or more locally in the markets we serve; and the competitive success or failure of local sports teams, such as the New England Patriots or Boston Red Sox, particularly in post-season play.  The precise impact of any of these external factors on consumer spending patterns for party goods and supplies is difficult to predict in advance, but one or more of these factors could adversely affect our business or our operating results, particularly with respect to any given fiscal period, to the extent they adversely impact the consumer spending patterns most important to our business success.

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

We face new competitive threats as a result of consolidation in our industry following Amscan Holdings, Inc.’s acquisitions of Party City Corporation and Party America.

In a series of transactions in December 2005, September 2006 and November 2007, Amscan Holdings, Inc. (“AHI”), the parent company of Amscan, Inc. (“Amscan”) our largest supplier and the largest supplier in our industry, or AHI’s parent, AAH Holdings Corporation (“AAH”), acquired Party City Corporation, Party America and Factory Card & Party Outlet Corp. (“Factory Card”).  With the acquisitions of these party goods companies, AHI and AAH own a total of approximately 965 corporate and franchise party supply stores nationwide. Neither of these companies currently has a significant presence in the New England region.

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

Any further geographic expansion by us outside of the New England market could result in greater direct competition with one or all of Party City, Party America and Factory Card.  If so, AAH and AHI’s acquisitions of Party City, Party America and Factory Card, and its status as our largest supplier and the largest supplier in our industry could adversely affect our ability to compete favorably or operate successfully in a changed marketplace.  Price pressures from such new sources of competition, particularly in the event of a strain or rupture in our relationship with Amscan, could erode our margins and cause our financial results of operations to suffer.  Our success depends on our ability to evaluate and respond to the threats arising from growing consolidation and changing marketplaces and identify ways in which we can competitively operate and strategically grow our store base.

A major failure of our information systems would harm our business.

The failure of any of our systems, including, without limitation, our point-of-sale system and our existing merchandise management system, the latter of which was developed by a vendor who is no longer in business and is thus currently unsupported by a third-party, would have a material adverse effect on our business and financial results of operations.  We depend on these information systems to operate our retail stores, process transactions, respond to customer inquiries, manage inventory, purchase and sell goods on a timely basis, and maintain cost-efficient operations.  We may experience operational problems with our information systems as a result of system failures or any inability on our part to find and retain qualified personnel to monitor, maintain, and upgrade these systems, particularly with respect to our merchandise management system, or other causes.

We cannot assure you that our systems will be adequate to support future growth, either as currently configured or as we plan to possibly update them.  Any material disruption or slowdown of our systems would severely interfere with the normal operation of our retail store operations and could have a materially negative impact on our business operations and financial results.  In particular, our total borrowing base under our line of credit depends, among other things, on our inventory levels, credit card receivables, customer deposits, and merchandise credits.  Accordingly, any material disruption or problem affecting our point-of-sale or merchandise management systems could materially and adversely affect our borrowing level, our compliance with various covenants under our bank agreement, and our liquidity and cash resources.

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

An important part of our long-range business plan is to increase our number of stores and, over time, enter new geographic markets.  We have opened 15 new stores, acquired one store and closed one store over the past five years, bringing our total number of stores from 35 at the beginning of 2003 to 50 at the end of 2007.  Our growth goals envision opening or acquiring additional stores in 2008 and 2009.  For our growth strategy to be successful, we must identify and lease or acquire favorable store sites, hire and train associates and store managers, and adapt management and operational systems to meet the needs of our expanded operations.  These tasks may be difficult to accomplish successfully.  If we are unable to open or acquire new stores in locations and on terms acceptable to us as quickly as planned, our future sales and profits may be adversely affected.  Even if we succeed in opening or acquiring new stores, these new stores may not achieve the same sales or profit levels as our existing stores.  Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs.  However, these new stores may result in the loss of sales in existing stores in nearby areas, which could adversely affect our business and financial performance. In addition, future store openings could cause us, among other things, to incur additional debt, increased interest expense, as well as experience dilution in earnings, if any, per share.  Impairment losses could also occur as a result of new store openings in the event that new store openings prove unsuccessful.

Our business may be adversely affected by the actions of and risks associated with our third-party vendors.

The products we sell are sourced from a wide variety of third-party vendors.  We cannot control the supply, design, function or cost of most of the products that we offer for sale and are dependent on the availability and pricing of various products, including, without limitation, paper-based party goods, Halloween masks, and costumes, many of which are manufactured overseas in foreign countries such as China.  Global sourcing of many of the products we sell is thus an important factor in our financial performance.  Our ability to find qualified vendors and access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside the United States.  Disruptions in the availability of raw materials used in production of these products may adversely affect our sales and result in customer dissatisfaction.  Political instability, the financial instability of suppliers, merchandise quality issues, trade restrictions, tariffs, currency exchange rates, transport capacity and costs, inflation and other factors relating to foreign trade are beyond our control.  In particular, volatile oil and gasoline prices impact prices of petroleum-based/plastic products, which are a key raw material in much of our merchandise, affect our freight costs, and affect consumer confidence and spending patterns.  Additionally, we have seen shortages in helium supplies affecting the pricing of certain popular products, such as balloons. These and other issues directly or indirectly affecting our vendors could adversely affect our business and financial performance.

Our failure to generate sufficient cash to meet our liquidity needs may affect our ability to service our indebtedness and grow our business.

Our business requires access to capital to support growth, improve our infrastructure, respond to economic conditions, and meet contractual commitments.  In the event that our current operating plan or long term goals change due to changes in our strategic plans, lower-than-expected revenues, unanticipated expenses, increased competition, unfavorable economic conditions, other risk factors discussed in this report, or other unforeseen circumstances, our liquidity may be negatively impacted.  Our ability to make payments on and to refinance our indebtedness, principally the amounts borrowed under our bank line of credit and notes payable, and to fund any capital expenditures for systems upgrades and new store openings, if any, we may make in the future will depend in large part on our current and future ability to generate cash.  This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control.  We cannot assure you that our business will generate sufficient cash flow from operations in the future, that our currently anticipated growth in revenues and cash flow will be realized on schedule, or that future borrowings will be available to us under our line of credit in an amount sufficient to enable us to service indebtedness, undertake store openings and replace and upgrade our technology systems to grow our business, or to fund other liquidity needs.  If we need to refinance all or a portion of our indebtedness, we cannot assure you that we will be able to do so on commercially reasonable terms or at all.  In addition, there can be no assurance, that, should we seek or require additional financing in the form of debt, subordinated debt, equity, convertible securities, or some combination of the above, such financing will be available, if at all, on terms and conditions acceptable to us.  If so, our ability, among other things, to proceed with our store expansion plans for 2008 and beyond would be negatively affected.

Our existing bank line of credit with Wells Fargo allows us to borrow up to $12,500,000 with an option to increase that limit up to $15 million and matures on January 2, 2010.  As of December 29, 2007, there was $2,613,511 outstanding under the Wells Fargo line.

We currently have three notes payable outstanding with principal balances totaling $4,233,255 at December 29, 2007. The principal amount of one of these notes is paid monthly in installments. The principal amounts of the other two notes are due in full in the amounts of $2,500,000 and $600,000 on September 15, 2009 and August 7, 2010, respectively.  If we need to refinance all or a portion of our indebtedness, we cannot assure you that we will be able to do so on commercially reasonable terms or at all.

Our ownership structure includes large investors who own preferred stock and whose interests and rights in our company may differ in important respects from those of our common stock investors.

 As of December 29, 2007, there were 22,700,655 shares of common stock outstanding, and 28,252,066 potential additional common share equivalents outstanding that may be issued upon the conversion of outstanding convertible preferred stock, warrants and options to purchase our common stock.  The average weekly trading volumes in our common stock as reported on the American Stock Exchange for the fifty two week periods ending December 29, 2007 and December 30, 2006 were 188,408 shares and 142,229 shares, respectively.  Additionally, a number of investors in the company own large concentrations of our common and convertible preferred stock making our shares more illiquid than if our ownership structure were more widely distributed. The ownership rights of these holders of our convertible preferred stock impact the trading liquidity of our common shares, our corporate governance, and the relative economic stake that our common stock and convertible preferred stock investors have in the enterprise value of our business.  Although a more active trading market may develop in the future, the limited market liquidity for our stock may affect your ability to sell at a price that is satisfactory to you.

Our corporate governance is affected by our ownership structure to the extent that certain of our convertible preferred stock investors currently enjoy, among other things, contractual rights to nominate and elect two of the members of our board of directors, although only one of these board seats is currently filled.  These rights and the concentration of share ownership enjoyed by certain of our preferred stock investors mean that our largest investors can influence our strategic direction and that of our senior management in ways that are different from most of our common stock investors.  Our preferred stock investors also enjoy certain economic rights that differentiate their ownership rights and interests from those of our common stock investors.  For instance, upon the occurrence of merger, acquisition or similar transaction involving the acquisition of our company, the holders of our preferred stock would generally be entitled to a “liquidation preference” that would entitle them, collectively, to the first $17.9 million of net proceeds, unless they decide to convert their shares of preferred stock into common stock.  This feature of our preferred stock investors’ rights could make the attractiveness of our company as an acquisition target differ materially from what it would be without it.  In addition, our preferred stock investors enjoy certain “anti-dilution” protections not afforded to our common stock investors, which generally means that investors in shares of our common stock could be adversely affected by subsequent dilutive financings, if any, in ways that are different from some or all of our preferred stock investors.

Shares that may be resold pursuant to our prospectus on Form S-3 by the selling stockholder named therein declared effective by the SEC on April 4, 2007, or eligible for sale in the future could negatively affect our stock price.

Certain securities may be sold in the future pursuant to registration statements filed with the SEC or without registration under the Securities Act, to the extent permitted by Rule 144 or other exemptions under the Securities Act.  We may issue additional shares in the future in connection with acquisitions, compensation or otherwise, although we cannot ensure that we will be able to identify or complete any acquisition in the future. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur.  This may also make it more difficult for us to raise funds through the issuance of debt or the sale of equity securities.

As of December 29, 2007, there were 28,252,066 potential additional common share equivalents outstanding.  These included 15,509,928 shares issuable upon the conversion of immediately convertible preferred stock, 2,083,334 shares issuable upon the exercise of a warrant with an exercise price of $0.475, 528,210 shares issuable upon the exercise of warrants with a weighted average exercise price of $3.79 and 10,130,594 shares issuable upon the exercise of stock options with a weighted average exercise price of $0.59.

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

Our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  In particular, we have applied significant management and financial resources to document, test, monitor and enhance our internal control over financial reporting in order to meet the various current requirements of the Sarbanes-Oxley Act of 2002.  Any failure in the effectiveness of our internal control over financial reporting could have a material effect on our financial reporting or cause us to fail to meet reporting obligations, which upon disclosure, could negatively impact the market price of our common stock.  Our efforts to comply with these types of new regulatory requirements regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of our financial statements have required the commitment of increasing levels of financial and managerial resources. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, we could face various material and adverse consequences, including, a decline in our common stock price or a possible delisting of our common stock.

Forward Looking Statements

Certain statements in this Annual Report, particularly statements contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The words “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  Forward-looking statements included in this Annual Report or hereafter included in other publicly available documents filed with the SEC, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements. Such future results are based upon our best estimates based upon current conditions and the most recent results of operations.  Our forward-looking statements speak only as of the date of this document, and we do not intend to update these statements to reflect events or circumstances that occur after that date.

Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this Annual Report.  These include, but are not limited to, those listed above in this Item 1A, “Risk Factors.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The following table identifies the number of our stores operating as of December 29, 2007, December 30, 2006 and December 31, 2005, by state:

States	Number of Stores, for the fiscal year ended
	Dec 29, 2007			Dec 30, 2006			Dec 31, 2005
	End of Period	Closings	Acquired/ Openings	End of Period	Closings	Acquired/ Openings	End of Period	Closings	Openings
Connecticut	7	—	—	7	—	—	7	—	1
Florida	5	—	—	5	—	—	5	—	1
Maine	3	—	—	3	—	—	3	—	1
Massachusetts	26	—	—	26	—	1	25	—	2
New Hampshire	6	—	—	6	—	—	6	—	1
Rhode Island	2	—	—	2	1	—	3	—	—
Vermont	1	—	—	1	—	—	1	—	—
Total	50	—	—	50	1	1	50	—	6

In early January 2008, we acquired two additional stores in Rhode Island and closed one store in Rhode Island and one store in Massachusetts whose leases were expiring.

Our stores range in size from approximately 8,000 square feet to approximately 20,500 square feet and average approximately 10,200 square feet. We lease all of our retail stores. The leases generally provide for fixed minimum rentals, which typically increase periodically during the life of the lease, and, in some instances, contingent rentals based on a percentage of sales in excess of specified minimum sales levels, as well as related occupancy costs, such as property taxes and common area maintenance. We lease our properties typically for 10 years and usually with options from our landlords to renew our leases for an additional 5 or 10 years.

In addition to our 50 stores, we lease office space at 270 Bridge Street, Suite 301, Dedham, Massachusetts, 02026. The lease, which expires November 30, 2011, is for 10,600 square feet of space and the monthly rent is $17,917. We also lease office and retail space at 1457 VFW Parkway, West Roxbury, Massachusetts, 02132. This lease, which expires December 31, 2012, is for 20,500 square feet of space. The retail store at our West Roxbury location uses 10,688 square feet and the remainder is used primarily for our corporate training center. The total monthly rent for the retail store and corporate training center space is $19,435, subject to certain Consumer Price Index escalation clauses. We believe that these spaces are adequate for our immediate needs.

We believe that all properties are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings other than ordinary routine matters incidental to our business, which we do not expect, individually or in the aggregate, to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The American Stock Exchange is the principal market for our common stock, where our shares are traded under the symbol “IPT”.

The following table sets forth the range of high and low sales prices on the American Stock Exchange for our common stock for each of the fiscal quarters of 2007 and 2006:

MARKET PRICE OF COMMON STOCK

Period	High	Low
2007
Fourth fiscal quarter	$0.46	$0.15
Third fiscal quarter	0.46	0.33
Second fiscal quarter	0.51	0.36
First fiscal quarter	0.58	0.40
2006
Fourth fiscal quarter	$0.88	$0.33
Third fiscal quarter	0.47	0.27
Second fiscal quarter	0.49	0.30
First fiscal quarter	0.60	0.37

Holders

The approximate number of record holders of our common stock as of February 29, 2008 was 116. The number of record owners was determined from our stockholder records, and does not include beneficial owners of our common stock whose shares are held in the names of various security holders, dealers and clearing agencies. We believe that the number of beneficial owners of our common stock held by others as or in nominee names exceeds 500 in number.

Dividends

We have never paid a cash dividend on our shares of common stock and have no expectation of doing so for the foreseeable future. Our existing line of credit agreement with Wells Fargo Retail Finance II, LLC generally prohibits the payment of any dividends or other distributions to any of our classes of capital stock.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities made during the fourth quarter of 2007.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no stock repurchases made during the fourth quarter of 2007.

Stock Performance Graph

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG iPARTY (“IPT”), RUSSELL 2000 INDEX
(“RUSSELL 2000”) AND S&P RETAIL INDEX

The following graph compares the cumulative total stockholder return of our common stock during the five fiscal years ended December 29, 2007 with the cumulative return of the Russell 2000 Index and the Standard & Poor’s Retail Index.

This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and the graph shall not be deemed incorporated by reference into any prior or subsequent filings by us under the Securities Act or the Exchange Act.

	12/28/02	12/27/03	12/25/04	12/31/05	12/30/06	12/29/07
IPT	$100.00	$468.42	$363.16	$205.26	$210.53	$115.79
Russell 2000	$100.00	$144.45	$169.04	$175.24	$205.03	$200.90
S&P Retail Index-Rlx	$100.00	$142.91	$174.03	$174.80	$191.16	$157.05

(1)                      Assumes $100 invested on December 28, 2002 in our common stock, the Russell 2000 Index and the S&P Retail Index, including reinvestment of any dividends paid on the investment. The Russell 2000 Index is an index of 2,000 “small cap” domestic equities that rank in capitalization below the 1,000 largest public companies in terms of market capitalization. The S&P Retail Index is a capitalization-weighted index of domestic equities that consist of the retail sector stocks contained in the S&P 500 Index.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data is derived from our audited consolidated financial statements and should be read in conjunction with our audited consolidated financial statements and related notes, which are included in item 8 “Financial Statements and Supplementary Data” below, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in item 7 below.

	2007 52 weeks	2006 52 weeks	2005 (1) 53 weeks	2004 52 weeks	2003 52 weeks
Statement of Operations Data:
Revenues	$81,798,634	$78,458,329	$72,537,998	$64,276,225	$56,697,246
Operating costs:
Cost of products sold	46,465,441	44,942,542	41,395,193	35,826,820	31,758,625
Marketing and sales	26,181,504	25,625,547	24,116,050	21,176,925	18,363,193
General and administrative	7,553,869	6,736,197	6,762,583	6,335,067	5,516,273

Operating income	1,597,820	1,154,043	264,172	937,413	1,059,155

Other income	—	—	—	382,500	—

Income before interest and taxes	1,597,820	1,154,043	264,172	1,319,913	1,059,155

Interest income	17,806	10,217	801	1,354	1,262
Interest expense	(857,612)	(772,334)	(532,649)	(225,074)	(212,227)

Income (loss) before taxes	758,014	391,926	(267,676)	1,096,193	848,190

Income taxes	146,323	17,279	—	105,000	97,233

Net income (loss)	$611,691	$374,647	$(267,676)	$991,193	$750,957

Net income (loss) available to common stockholders	$611,691	$374,647	$(267,676)	$991,193	$750,957

Income (loss) per share:
Basic	$0.02	$0.01	$(0.01)	$0.03	$0.02
Diluted	$0.02	$0.01	$(0.01)	$0.02	$0.02

Net income (loss) per share available to common stockholders
Basic	$0.02	$0.01	$(0.01)	$0.03	$0.02
Diluted	$0.02	$0.01	$(0.01)	$0.02	$0.02

Weighted-average shares outstanding:
Basic	38,204,374	37,862,928	22,186,581	37,649,400	36,683,142
Diluted	39,913,274	39,535,874	22,186,581	41,517,036	38,868,484

Other Data:
Net cash provided by (used in) operating activities	$(239,008)	$4,412,036	$(259,907)	$129,690	$1,368,798
Net cash used in investing activities	(802,174)	(2,579,007)	(1,663,647)	(2,121,134)	(1,166,258)
Net cash provided by (used in) financing activities	352,338	(1,771,847)	865,591	1,306,130	(86,412)
Capital expenditures (2)	802,174	709,892	1,663,647	2,121,134	1,166,258

	Dec 29, 2007	Dec 30, 2006	Dec 31, 2005	Dec 25, 2004	Dec 27, 2003
Balance Sheet Data:
Working capital	$6,184,373	$4,954,989	$2,091,213	$3,236,148	$4,178,436
Total assets	22,977,086	22,697,373	21,717,076	19,479,937	15,151,980
Total long-term liabilities	4,394,367	4,707,964	1,095,998	1,268,452	406,469

(1)  Fiscal year 2005 refers to a 53-week fiscal year, while fiscal years 2007, 2006, 2004 and 2003 refer to 52-week fiscal years.

(2) Capital expenditures exclude assets acquired under capital leases.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related Notes included below.

Certain statements in this Annual Report, particularly statements contained in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Forward-looking statements included in this Annual Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (“SEC”), reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements. Such future results are based upon our best estimates based upon current conditions and the most recent results of operations. Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this Annual Report. These include, but are not limited to, those described above under Item 1A, “Risk Factors.” Our forward-looking statements speak only as of the date of this document, and we do not intend to update these statements to reflect events or circumstances that occur after that date.

Overview

At the end of 2007, we operated 50 retail stores, including 45 in New England and five in Florida, and for the year we generated approximately $81.8 million in sales and had net income of approximately $0.6 million. Total sales for fiscal 2007 (a 52-week period) increased 4.3% over fiscal 2006 (also a 52-week period). Comparable store sales in 2007 increased 2.6% over sales in 2006. Comparable store sales are defined as sales from those stores open for at least one full year. This marks our sixth consecutive year of positive comparable store sales growth.

The year began with an 11.3% increase in comparable store sales in the first quarter of 2007. Total sales for the first quarter of 2007 increased 15.2% compared to the first quarter of 2006. This performance was partly due to the inclusion of approximately $494,000 in sales from December 31, traditionally a strong sales day, which was not included in the first quarter of 2006. Our comparable store sales were also positively affected by the exit of a significant competitor from our Boston market. In addition, increased sales in our mature stores and in stores opened during 2005 contributed to the first quarter 2007 comparable store sales results. The increase in comparable store and total sales allowed us to better leverage our occupancy, marketing and general and administrative expenses for the first quarter of 2007 as compared to our first quarter of 2006.

In the second quarter, comparable stores sales increased 5.9% compared to the same period in 2006. During this quarter, our comparable store sales continued to benefit from the exit of our Boston market competitor, as well as from sales gains from our stores opened in 2004 and 2005. Total sales increased 9.8% in the second quarter of 2007 compared to the same period in 2006. Because of these sales results, we were able to better leverage our occupancy and marketing costs during the second quarter as compared to the second quarter of 2006. General and administrative costs during the second quarter increased both in total dollars and as a percentage of sales, largely because of increases in executive recruitment costs and professional fees associated with our compliance activities related to Section 404 of the Sarbanes-Oxley Act of 2002. Net income significantly increased to $512,000 compared to net income of $122,000 in the second quarter of 2006.

In the third quarter, our comparable stores sales increased by 4.5% compared to the third quarter of 2006. Total sales increased 5.6% compared to third quarter 2006. The effect of the exit of our Boston competitor, while present, was less in the third quarter than in the first two quarters of the year. As a result of the increased sales, product and occupancy costs and marketing and sales costs continued to decrease as a percentage of sales compared to the third quarter of 2006. Our general and administrative expenses in the third quarter of 2007 increased as a percentage of sales compared to the third quarter of 2006, mainly due to costs associated with executive recruitment and Sarbanes-Oxley Act compliance. Our loss for the third quarter of 2007 was $1.1 million compared to a net loss in the third quarter of 2006 of $1.5 million.

The year ended with a 4.8% decrease in comparable store sales in the fourth quarter, which included a 2.9% decrease in comparable store sales in the calendar month of October. Total company sales decreased 5.2% in the fourth quarter as compared to the fourth quarter of 2006. This decrease included a 3.6% decrease in total company sales for the calendar month of October. Comparable store and total company sales for the quarter were negatively affected by several episodes of inclement weather in the New England region, where we predominantly operate, during the month of December, and to a lesser extent by increased temporary Halloween store competition in the company’s markets during the Halloween season. Cost of products sold and occupancy costs increased as a percentage of sales during the fourth quarter, partly as a result of additional markdowns taken to avoid excessive inventory levels, and partly because of the decreased leverage on lower sales. Marketing and sales expenses increased both in total dollars and as a percentage of sales during the fourth quarter compared to the prior year fourth quarter. On the other hand, general and administrative expenses decreased both in total dollars and as a percentage of sales, mostly related to a smaller bonus accrual for employees in our support office. For the quarter, our net income was $2.7 million, compared to $3.9 million in the fourth quarter of 2006.

Overall, our comparable stores sales increase for 2007 was 2.6% which follows a 3.8% increase for 2006 and a 0.6% increase in 2005. Our net income for 2007 was $0.6 million compared to $0.4 million in 2006.

For 2008, we plan to continue to leverage our occupancy costs, marketing and sales expenses and general and administrative expenses by increasing sales in our comparable stores, by opening or acquiring additional retail stores, by closing under-performing stores as their lease terms expire, and/or by opening temporary Halloween stores.

Fiscal 2007 Compared to Fiscal 2006

Revenues

Our consolidated revenues for 2007 were $81,798,634, an increase of $3,340,305, or 4.3% from 2006. Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.

	For the year ended
	Dec 29, 2007	Dec 30, 2006
Revenues	$81,798,634	$78,458,329

Increase in revenues from prior year	4.3%	8.2%

Sales for 2007 included an increase of 2.6% in comparable store sales, and sales from one store that we acquired in the third quarter of 2006, but was not included in the comparable stores sales calculation until the third quarter of 2007, the store’s one year anniversary.

Cost of goods sold and occupancy costs

Our cost of products sold and occupancy costs for 2007 was $46,465,441, or 56.8% of revenues, an increase of $1,522,899 and a decrease of 0.5 percentage points, as a percentage of revenues, from 2006. Cost of products sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores.

	For the year ended
	Dec 29, 2007	Dec 30, 2006
Cost of goods sold and occupancy costs	$46,465,441	$44,942,542

Percentage of revenues	56.8%	57.3%

As a percentage of revenues, the decrease in cost of products sold was primarily attributable to improved leveraging of occupancy costs and increased sales in our comparable stores.

Marketing and sales expense

Our consolidated marketing and sales expense for 2007 was $26,181,504 or 32.0% of revenues, an increase of $555,957 and a decrease of 0.7 percentage points, as a percentage of revenues, from 2006. Marketing and sales expenses consist primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.

	For the year ended
	Dec 29, 2007	Dec 30, 2006
Marketing and sales	$26,181,504	$25,625,547

Percentage of revenues	32.0%	32.7%

As a percentage of revenues, the decrease in marketing expenses was primarily due to improved leveraging of advertising and store operating costs from increased sales in our comparable stores.

General and administrative expense

Our consolidated general and administrative (“G&A”) expenses for 2007 were $7,553,869, or 9.2% of revenues, an increase of $817,672, or 0.6 percentage points as a percentage of revenues, from 2006. G&A expenses consist of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.

	For the year ended
	Dec 29, 2007	Dec 30, 2006
General and administrative	$7,553,869	$6,736,197

Percentage of revenues	9.2%	8.6%

The increase in general and administrative expenses was primarily due to increases in executive payroll and recruitment costs, and to increases in professional fees associated with our compliance activities related to the Sarbanes-Oxley Act.

Operating income

Our operating income for 2007 was $1,597,820, or 2.0% of revenues, compared to an operating income of $1,154,043, or 1.5% of revenues in 2006.

Interest expense

Our interest expense in 2007 was $857,612, an increase of $85,278 from 2006. The increase during 2007 was due primarily to interest expense and warrant expense related to notes payable. The effective interest rate on our borrowings under our line of credit decreased to 8.2% during 2007 compared to 8.6% in 2006, which decreased interest expense by approximately $7,201. The interest rate was based on the bank’s base rate. Our average revolving loan balance was approximately $2,071,953 during 2007 compared to $5,385,117 in 2006, which decreased interest expense by approximately $318,988. Interest expense and warrant expense related to notes payable in 2007 were $463,862 and $204,550, respectively, compared to interest and warrant expense in 2006 of $129,498 and $68,184, respectively. These increases were due to the Amscan, Party City and Highbridge notes being outstanding the full fiscal year 2007, while being outstanding only part of the fiscal year 2006. Our average notes payable balance was approximately $4,079,132 during 2007, compared to $1,367,544 in 2006, which increased interest by approximately $391,967. The effective interest rate on our notes payable increased to 16.3% in 2007, compared to 14.5% in 2006, which increased interest expense by $78,763. Additionally, interest expense from capital leases and other sources in 2007 decreased by $59,263 from 2006. Interest expense in 2007 was also slightly offset by interest income of $17,806.

Income taxes

In 2007, our provision for income taxes was $146,323, which included $19,215 for federal alternative minimum taxes and $127,108 for state income taxes. Our provision for state taxes exceeds the average statutory rate net of federal tax benefit because of permanent and temporary differences between taxable and book income, including amounts associated with stock based compensation expense, depreciation, and note payable amortization. We were able to utilize approximately $1,436,844 of net operating loss carryforwards for federal income tax purposes in 2007, which were fully reserved for in the prior year due to the uncertainty of future taxable income.

In 2006, our provision for income taxes was $17,279, which included $5,717 for federal alternative minimum taxes and $11,562 for state income taxes. Our provision for state taxes was less than the average statutory rate net of federal tax benefit because we were able to use state tax loss carryforwards to reduce state taxes payable. Those state tax loss carryforwards were fully exhausted in 2006 and were therefore not available to reduce state taxes payable in 2007. We were able to utilize approximately $621,692 of net operating loss carryforwards for federal income tax purposes in 2006, which were fully reserved for in the prior year due to the uncertainty of future taxable income.

At the end of 2007, we had estimated net operating loss carryforwards of approximately $21.2 million, which begin to expire in 2018. In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards may be subject to annual limitations based upon certain ownership changes of our stock that may have occurred or that may occur.

Net income (loss)

Our net income in 2007 was $611,691 or $0.02 per basic and diluted share, compared to net income of $374,647, or $0.01 per basic and diluted share, in 2006.

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

As a percentage of revenues, the decrease in marketing expense was primarily due to reduction in pre-opening expenses associated with the six new stores opened in 2005.

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

As a percentage of revenues, the decrease in general and administrative expense was primarily attributable to improved leveraging of those costs from increased sales in our stores.

Operating income

Our operating income for 2006 was $1,154,043, or 1.5% of revenues, compared to an operating income of $264,172, or 0.4% of revenues in 2005.

Interest expense

Our interest expense in 2006 was $772,334, an increase of $239,685 from 2005. The increase during 2006 was due to an increase in interest rates, interest expense and warrant expense related to notes payable. The effective interest rate on our borrowings increased to 9.9% during 2006 compared to 6.8% in 2005, which increased interest expense by approximately $190,302. The interest rate on our line of credit was based on the bank’s base rate plus 75 basis points. Interest expense and warrant expense related to notes payable in 2006 was $129,498 and $68,184, respectively. These increases were partially offset by a reduction in interest expense related to a lower average loan balance on our line of credit and a reduction in interest expense related to capital leases associated with our point-of-sale system. Our average loan balance was approximately $5,385,117 during 2006 compared to $6,208,700 in 2005, which decreased interest expense by approximately $116,737. Additionally, interest expense from capital leases in 2006 decreased by $39,167 from 2005. Interest expense in 2006 was also slightly offset by interest income of $10,217.

Income taxes

In 2006, our provision for income taxes was $17,279, which included $5,717 for federal alternative minimum taxes and $11,562 for state income taxes. We were able to utilize approximately $621,692 of net operating loss carryforwards for federal income tax purposes in 2006, which were fully reserved for in the prior year due to the uncertainty of future taxable income.

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

During each interim reporting period, we estimate the impact on cost of products sold associated with inventory shortage. The actual inventory shortage is determined upon reconciliation of the annual physical inventory, which occurs shortly before and after our year end, and an adjustment to cost of products sold is recorded at the end of the fourth quarter to recognize the difference between the estimated and actual inventory shortage for the full year. The adjustment in the fourth quarter of 2007 included an estimated reduction of $123,249 to the cost of products sold during the previous three quarters. The adjustment in the fourth quarter of 2006 included an estimated reduction of $251,806 to the cost of products sold during the previous three quarters. The adjustment in the fourth quarter of 2005 included an estimated reduction of $175,884 to the cost of products sold during the previous three quarters.

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

Intangible Assets

Intangible assets consist primarily of the value of a five-year non-compete agreement from Party City Corporation (“Party City”) and its affiliates that covers Massachusetts, Maine, New Hampshire, Vermont, Rhode Island, and Windsor and New London counties in Connecticut which expires in 2011. This asset has an estimated life of 60 months. Also included is the value related to the retail store lease that we acquired from Party City in Peabody, Massachusetts. This asset has an estimated life of 90 months, which includes 30 months on the initial term of the store lease plus 60 months on an existing lease renewal option.  Also, intangible assets includes legal and other transaction costs incurred before the end of our 2007 fiscal year related to the purchase of two Party City franchise stores located in Rhode Island. The Rhode Island stores transaction was completed on January 2, 2008, shortly after the period covered by this report.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we perform a review of each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  Our review considers store operating results, future sales growth and cash flows.  The conclusion regarding impairment may differ from current estimates if underlying assumptions or business strategies change.  On November 4, 2006, we closed our store in East Providence, Rhode Island due to underperforming sales.  As a result of this closing, we recorded a charge of approximately $140,000 related to remaining lease payments and other closing costs during the year ended December 30, 2006. The term of the lease expired on August 31, 2007.  At December 29, 2007, the accrual has been reduced to zero. As of December 29, 2007, we planned to close two stores in early January 2008, at the end of their lease terms.  These two stores were closed as planned. No impairment charges were required for these stores, as the assets related to them have been fully amortized, except for immaterial amounts, and no liability existed for future lease costs. We are not aware of any impairment indicators for any of our remaining stores at December 29, 2007.

Income Taxes

Historically, we have not recognized an income tax benefit for our losses. Accordingly, we record a valuation allowance against our deferred tax assets because of the uncertainty of future taxable income and the realizability of the deferred tax assets.  In determining if a valuation allowance against our deferred tax asset is appropriate, we consider both positive and negative evidence.  The positive evidence that we considered included (1) we were profitable in 2007 and 2006, (2) we have achieved positive comparable store sales growth for the last six years and (3) we had improved merchandise margins in 2007.  The negative evidence that we considered included (1) we realized a net loss in 2005, (2) our merchandise margins decreased in 2006 and 2005, (3) our future profitability is vulnerable to certain risks, including (a) the risk that we may not be able to generate significant taxable income to fully utilize our net operating loss carryforwards of approximately $21.2 million, (b) the risk of unseasonable weather and other factors in a single geographic region, New England, where our stores are concentrated, (c) the risk of being so dependent upon a single season, Halloween, for a significant amount of annual sales and profitability and (d) the risk of fluctuating prices for petroleum products, which are a key raw material for much of our merchandise and which affect our freight costs and those of our suppliers and affect our customers’ spending levels and patterns, (4) the costs that opening or acquiring new stores will put pressure on our profit margins until these stores reach maturity, (5) the expected costs of increased regulatory compliance, including, without limitation, those associated with Section 404 of the Sarbanes-Oxley Act, will likely have a negative impact on our profitability.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement which should be evaluated based on applicable assumptions for pricing an asset or liability as well as consideration of ongoing performance. The provisions of SFAS 157 are effective for the fiscal year beginning after November 15, 2007 or for us the year ending December 27, 2008, and should be applied prospectively as of the beginning of the fiscal year in which the statement is adopted. In February 2008, the FASB decided to defer the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We will adopt SFAS 157 for our fiscal year ending December 27, 2008. We believe that SFAS 157 will not have a material effect on our financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets – including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS  159 permits entities to measure certain eligible financial instruments and certain other items at fair value. Unrealized gains and losses in items for which the fair value option has been elected must be reported in earnings in periods subsequent to adoption.

SFAS 159 will be effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or for us the fiscal year ending December 27, 2008. We do not expect the adoption of SFAS No. 159 to have a material effect on our financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards related to minority interests held in consolidated subsidiaries. Among other things, it requires that:

•                  The ownership interests in subsidiaries held by parties other than the parent be identified separately within the equity section of the statement of financial position.

•                  The amount of net income attributable to the minority interest be presented on the face of the consolidated statement of income.

•                  Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the minority owners.

SFAS 160 will be effective for fiscal years beginning on or after December 15, 2008, or for us the fiscal year ending December 26, 2009. We do not have any minority interests and do not expect the adoption of SFAS 160 to have a material effect on our financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) restates the requirement of SFAS No. 141 that the purchase method of accounting be used for business combinations achieved through the transfer of consideration, and extends that requirement to business combinations that previously used the pooling of interests method of accounting, such as those achieved by contract alone or through the lapse of minority rights. SFAS 141(R) applies prospectively to business combinations with acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, or for us the fiscal year ending December 26, 2009. We do not expect the adoption of SFAS 141(R) to have a material effect on our financial statements.

In December 2007, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 authorizes the continued use of the “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123(R), Share Based Payment. SAB 110 is effective January 1, 2008. We do not expect its adoption to have a material effect on our financial statements.

Liquidity and Capital Resources

Our primary uses of cash are:

•	purchases of inventory, including purchases under our Supply Agreement with Amscan, as described more fully below;
•	occupancy expenses of our stores;
•	employee salaries; and
•	new store openings, including acquisitions.

Our primary sources of cash are:

•	cash from operating activities; and
•	debt, including our line of credit and notes payable.

Our prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, improve our infrastructure, respond to economic conditions, and meet contractual commitments.  We expect our capital expenditures for 2008 to include amounts for asset purchases related to our strategic plans to acquire new stores, as well as amounts related to opening new stores and improving existing stores.  We believe, based on our current operating plan, that anticipated revenues from operations and borrowings available under our existing line of credit will be sufficient to fund our operations and working capital requirements through the next twelve months.  In the event that our operating plan changes due to changes in our strategic plans, lower-than-expected revenues, unanticipated expenses, increased competition, unfavorable economic conditions or other unforeseen circumstances, our liquidity may be negatively impacted.  If so, we would be required to adjust our expenditures in 2008 to conserve working capital or raise additional capital, possibly including debt or equity financing, to fund operations and our growth strategy.  There can be no assurance, that, should we seek or require additional financing, such financing will be available, if at all, on terms and conditions acceptable to us, effecting our ability to effectuate our acquisition strategy.

Our operating activities used $239,008 in 2007 compared to providing $4,412,036 in 2006, an increase use of $4,651,044. The additional cash used by operating activities was primarily due to higher purchases of inventory and reductions in accounts payable and accrued expenses, as compared to increases in those liabilities in the prior year.

We used $802,174 in investing activities in 2007 compared to $2,579,007 in 2006.  The cash invested in 2007 was primarily for fixed assets associated with improvements in our existing stores. The cash invested in 2006 was primarily for the acquisition in August 2006 of one retail store and a five-year non-compete agreement with Party City. Additional cash invested in 2006 was for fixed assets associated with improvements to our existing stores.  If we achieve our acquisition strategy in 2008, we expect to see a further increase in investing activities.

We provided $352,338 in cash from financing activities in 2007 compared to using $1,771,847 in financing activities in 2006, an increase of $2,124,185.  We increased borrowings under our line of credit (see below) by $1,450,792 in 2007 (to $2.6 million) compared to a decrease of $5,473,155 in 2006 (to $1.2 million).  The borrowings under our line of credit in 2007 were higher than 2006 primarily due to increased inventory purchases, increased payments of accounts payable and accrued expenses, and the absence of notes payable proceeds. In 2006, pursuant to our Supply Agreement with Amscan, we elected to convert $1,143,896 of extended payables originally due to Amscan as of August 8, 2006 as well as an additional $675,477 of payables due to Amscan as of September 28, 2006 into a single subordinated promissory note in the total principal amount of $1,819,373.

We have a line of credit (the “line”) with Wells Fargo Retail Finance II, LLC, which expires on January 2, 2010.  The maximum loan amount available under the line of credit with Wells Fargo is $12,500,000, which may be increased up to a maximum level of $15,000,000, upon 15 days written notice, as long as we are in compliance with all debt covenants and the other provisions of the loan agreement.   The agreement permits us, at our option, to use the London Interbank Offered Rate (“LIBOR”) for certain of our borrowings rather than the bank’s base rate.  Borrowings under our line of credit are secured by our inventory and accounts receivable. We borrow against these assets at agreed upon advance rates, which vary at different times of the year.

Our inventory consists of party supplies which are valued at the lower of weighted-average cost or market and are reduced by an allowance for obsolete and excess inventory and other adjustments, including vendor rebates, discounts and freight costs.  Our line of credit availability calculation allows us to borrow against “acceptable inventory at cost,” which takes our inventory at cost and reflects adjustments that our lender has approved which may be different than adjustments we use for valuing our inventory in our financial statements, such as the adjustment to reserve for inventory shortage.  The amount of “acceptable inventory at cost” was approximately $13,661,269 at December 29, 2007.

Our accounts receivable consists primarily of vendor rebates receivables and credit card receivables.  Our line of credit availability calculation allows us to borrow against “eligible credit card receivables,” which are the credit card receivables for the previous two to three days of business.  The amount of “eligible credit card receivables” was approximately $218,615 at December 29, 2007.

Our total borrowing base is determined by adding the “acceptable inventory at cost” times an agreed upon advance rate plus the “eligible credit card receivables” times an agreed upon advance rate but not to exceed our established credit limit, which was $12.5 million at December 29, 2007.  Under the terms of our line of credit, our $12,500,000 credit limit was further reduced by (1) a minimum availability block, (2) customer deposits, (3) gift certificates, (4) merchandise credits and (5) outstanding letters of credit.  Therefore, our additional availability was $4,354,468 at December 29, 2007 and $5,657,200 at December 30, 2006.

The amounts outstanding under our line were $2,613,511 at December 29, 2007 and $1,162,719 as of December 30, 2006.  The outstanding balances under our line are classified as current liabilities in the accompanying consolidated balance sheets since we are required to apply daily lock-box receipts to reduce the amount outstanding.

Our line of credit includes a number of covenants, including a financial covenant requiring us to maintain a minimum availability under the line of 5% of the credit limit.  At December 29, 2007, we were in compliance with this financial covenant. The amended agreement also has a covenant that requires us to limit our capital expenditures to within 110% of those amounts included in our business plan, which may be updated from time to time. Actual capital expenditures for our fiscal year 2007 totaled $802,174, or 116% of our business plan amount. On December 28, 2007, Wells Fargo waived compliance with the capital expenditure covenant for 2007. With this waiver, as of December 29, 2007, we believe we were in compliance with all of the covenants under our line of credit.

On January 17, 2006, we amended our line to allow for a $500,000 term loan, which increased our borrowing base, but was contained within the $12.5 million credit limit.  The interest rate on the term loan was the bank’s prime rate plus 125 basis points. During the time the term loan remained outstanding, the interest rate on the line of credit was the bank’s base rate plus 75 basis points.  The term loan had an amended maturity date of October 31, 2007.  We repaid the term loan on March 2, 2007.

On August 7, 2006, we amended our agreement with Wells Fargo to permit us to enter into a Supply Agreement with Amscan and an Asset Purchase Agreement with Party City.  The amendment also allows for us to incur the indebtedness represented by the Amscan Note, defined below, and the Party City Note, defined below, and to incur other unsecured subordinated indebtedness consented to by Wells Fargo.

Our Supply Agreement with Amscan gives us the right to receive certain additional rebates and more favorable pricing terms over the term of the agreement than generally were available to us under our previous terms with Amscan.  The right to receive additional rebates, and the amount of such rebates, are subject to our achievement of increased levels of purchases and other factors provided for in the Supply Agreement.  In exchange, the Supply Agreement obligates us to purchase increased levels of merchandise from Amscan until 2012.  The Supply Agreement provided for a ramp-up period during 2006 and 2007 and, for five years beginning with calendar year 2008, requires us to purchase on an annual basis merchandise equal to the total number of our stores open during such calendar year, multiplied by $180,000.  The Supply Agreement provides for penalties in the event we fail to attain the annual purchase commitment that would require us to pay to Amscan the difference between the purchases for that year and the annual purchase commitment for that year. Although we do not expect to incur any penalties under this supply agreement, if they were to occur, there could be a material adverse effect on our uses and sources of cash.

The Supply Agreement also provided for Amscan to extend, until October 31, 2006, approximately $1,150,000 of certain currently due Amscan payables owed by us to Amscan which would otherwise have been payable by us on August 8, 2006 (the “extended payables”) and gave us the right, at our option, to convert the extended payables into a subordinated promissory note.

As discussed above, on October 24, 2006, we elected to convert $1,143,896 of extended payables originally due to Amscan as of August 8, 2006 as well as an additional $675,477 of payables due to Amscan as of September 28, 2006 into a single subordinated promissory note in the total principal amount of $1,819,373 (“the Amscan Note”).  The Amscan Note  bears interest at the rate of 11.0% per annum and is payable in thirty-six (36) equal monthly installments of principal and interest of $59,562.48 commencing on November 1, 2006, and on the first day of each month thereafter until October 1, 2009, when the entire remaining principal balance and all accrued interest is due and payable.

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

Contractual obligations at December 29, 2007 were as follows:

	Payments Due By Period
	Within 1 Year	Within 2 - 3 Years	Within 4 - 5 Years	After 5 Years	Total
Line of credit	$2,613,511	$—	$—	$—	$2,613,511
Capital lease obligations	30,473	9,213	—	—	39,686
Notes payable	620,706	3,612,549	—	—	4,233,255
Supply agreement	9,000,000	18,000,000	18,000,000	—	45,000,000
Operating leases (including retail space leases)	8,551,099	15,594,039	11,443,556	9,278,427	44,867,121
Total contractual obligations	$20,815,789	$37,215,801	$29,443,556	$9,278,427	$96,753,573

In addition, at December 29, 2007, we had outstanding purchase orders totaling approximately $3,324,914 for the acquisition of inventory and non-inventory items that were scheduled for delivery after December 29, 2007.

Acquisitions

We operate in a largely un-branded market that has many small businesses.  As a result, we have considered, and may continue to consider, growing our business through acquisitions of other entities.  Any determination to make an acquisition will be based upon a variety of factors, including, without limitation, the purchase price and other financial terms of the transaction, the business prospects, geographical location and the extent to which any acquisition would enhance our prospects.

On August 15, 2007, we entered into an Asset Purchase Agreement to purchase two franchised Party City Corporation retail stores in Lincoln, Rhode Island and Warwick, Rhode Island, in exchange for aggregate consideration of $1,350,000 plus up to $400,000 for associated inventory. On January 2, 2008, we completed the purchase of the two stores. The aggregate consideration paid was $1,350,000 plus approximately $195,000 for associated inventory. The stores were converted into iParty stores immediately following the closing of the transaction.

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

Geographic Concentration

As of December 29, 2007, we operated a total of 50 stores, 45 of which are located in New England.  As a result, a severe or prolonged regional recession or regional changes in demographics, employment levels, population, weather patterns, real estate market conditions or other factors specific to the New England region may adversely affect us more than a company that is more geographically diverse.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer and the Chief Financial Officer of iParty (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 29, 2007, the end of the fiscal year to which this report relates, that iParty’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by iParty in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by iParty in such reports is accumulated and communicated to iParty’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.  iParty’s disclosure controls and procedures were designed to provide a reasonable level of assurance of reaching iParty’s disclosure requirements and are effective in reaching that level of assurance.

(b)       Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies and procedures may deteriorate.

Our management has assessed the effectiveness of its internal control over financial reporting as of December 29, 2007. This evaluation was based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”). Based on its assessment, our management concluded that our internal control over financial reporting was effective as of December 29, 2007 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that Section nor incorporated by reference into a filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

(c)       Attestation Report of the Registered Public Accounting Firm.  We are not an accelerated filer, as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.  Accordingly, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

 (d)      Changes in Internal Controls.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended December 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A(T). CONTROLS AND PROCEDURES

The information required by this Item is included in Item 9A of this report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is contained in our proxy statement for the annual meeting of stockholders scheduled to be held on June 4, 2008, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 29, 2007.  Such information is hereby incorporated by reference.

We have adopted a written code of business conduct and ethics that applies to all our directors, officers and employees, a copy of which is located on the Investor Relations page of our website which is located at www.iparty.com.  We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics on that same page of our website.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is contained in our proxy statement for the annual meeting of stockholders scheduled to be held on June 4, 2008, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 29, 2007.  Such information is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this Item is contained in our proxy statement for the annual meeting of stockholders scheduled to be held on June 4, 2008, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 29, 2007.  Such information is hereby incorporated by reference.

Securities authorized under equity compensation plans as of December 29, 2007, were as follows:

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	(A) Number of Securities to be Issued upon Exercise of Outstanding Options	(B) Weighted Average Exercise Price of Outstanding Options	(C) Number of Securities Remaining Available for Future Issuances under Equity Compensation Plans (Excluding Securities Reflected in Column a)
Equity compensation plans approved by security holders	10,130,594	$0.59	434,145
Equity compensation plans not approved by security holders	—	—	—
Total	10,130,594	$0.59	434,145

Under the iParty Corp. Amended and Restated 1998 Incentive and Nonqualified Stock Option Plan we are authorized to grant options for the purchase of up to 11,000,000 shares of our common stock.  As of December 29, 2007, 435,261 shares had been issued pursuant to the exercise of previously issued stock options.  As of December 29, 2007, there were options outstanding to purchase 10,130,594 shares of our common stock.  Consequently, as of December 29, 2007, options for the purchase of up to 434,145 common shares remain available for future grants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is contained in our proxy statement for the annual meeting of stockholders scheduled to be held on June 4, 2008, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 29, 2007.  Such information is hereby incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is contained in our proxy statement for the annual meeting of stockholders scheduled to be held on June 4, 2008, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 29, 2007.  Such information is hereby incorporated by reference.

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

Dated:  March 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ SAL PERISANO	Chairman of the Board and	March 13, 2008
Sal Perisano	Chief Executive Officer (Principal Executive Officer)

/s/ DAVID ROBERTSON	Chief Financial Officer	March 13, 2008
David Robertson	(Principal Financial Officer and Principal Accounting Officer)

/s/ DANIEL DE WOLF	Director	March 13, 2008

Daniel De Wolf

/s/ FRANK HAYDU	Director	March 13, 2008

Frank Haydu

/s/ ROBERT JEVON	Director	March 13, 2008

Robert Jevon

/s/ ERIC SCHINDLER	Director	March 13, 2008

Eric Schindler

/s/ JOSEPH VASSALLUZZO	Director	March 13, 2008

Joseph Vassalluzzo

iPARTY CORP.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

iParty Corp.

We have audited the accompanying consolidated balance sheets of iParty Corp. and subsidiaries as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 29, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iParty Corp. and subsidiaries at December 29, 2007 and December 30, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 2007, in conformity with U.S. generally accepted accounting principles.

On January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share Based Payments. On December 31, 2006, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 7, 2008

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED BALANCE SHEETS

	Dec 29, 2007	Dec 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$71,532	$760,376
Restricted cash	862,536	706,066
Accounts receivable	1,105,807	1,116,042
Inventory, net	13,639,531	12,264,737
Prepaid expenses and other assets	996,779	752,172
Total current assets	16,676,185	15,599,393
Property and equipment, net	4,360,123	4,817,993
Intangible assets, net	1,756,800	2,015,750
Other assets	183,978	264,237
Total assets	$22,977,086	$22,697,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,723,370	$5,516,406
Accrued expenses	2,503,752	3,070,003
Current portion of capital lease obligations	30,473	343,761
Current notes payable	620,706	551,515
Borrowings under line of credit	2,613,511	1,162,719
Total current liabilities	10,491,812	10,644,404

Long-term liabilities:
Capital lease obligations, net of current portion	9,213	42,456
Notes payable, net of discount of $340,917	3,271,632	3,736,309
Other liabilities	1,113,522	929,199
Total long-term liabilities	4,394,367	4,707,964

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock - $.001 par value; 10,000,000 shares authorized,
Series B convertible preferred stock - 1,150,000 shares authorized; 465,401 and 471,401 shares issued and outstanding at December 29, 2007 and December 30, 2006, respectively (aggregate liquidation value of $9,308,024 at December 29, 2007)	6,925,170	7,014,450
Series C convertible preferred stock - 100,000 shares authorized, issued and outstanding (aggregate liquidation value of $2,000,000 at December 29, 2007)	1,492,000	1,492,000
Series D convertible preferred stock - 250,000 shares authorized, issued and outstanding (aggregate liquidation value of $5,000,000 at December 29, 2007)	3,652,500	3,652,500
Series E convertible preferred stock - 533,333 shares authorized; 296,666 shares issued and outstanding (aggregate liquidation value of $1,112,497 at December 29, 2007)	1,112,497	1,112,497
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding (aggregate liquidation value of $500,000 at December 29, 2007)	500,000	500,000
Total convertible preferred stock	13,682,167	13,771,447

Common stock - $.001 par value; 150,000,000 shares authorized; 22,700,655 and 22,603,877 shares issued and outstanding at December 29, 2007 and December 30, 2006, respectively	22,701	22,604

Additional paid-in capital	51,894,481	51,671,087
Accumulated deficit	(57,508,442)	(58,120,133)
Total stockholders’ equity	8,090,907	7,345,005

Total liabilities and stockholders’ equity	$22,977,086	$22,697,373

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the periods ended
	Dec 29, 2007	Dec 30, 2006	Dec 31, 2005
	(52 weeks)	(52 weeks)	(53 weeks)
Revenues	$81,798,634	$78,458,329	$72,537,998
Operating costs:
Cost of products sold	46,465,441	44,942,542	41,395,193
Marketing and sales	26,181,504	25,625,547	24,116,050
General and administrative	7,553,869	6,736,197	6,762,583

Operating income	1,597,820	1,154,043	264,172

Other income	—	—	—

Income before income taxes	1,597,820	1,154,043	264,172

Interest income	17,806	10,217	801
Interest expense	(857,612)	(772,334)	(532,649)

Income (loss) before income taxes	758,014	391,926	(267,676)

Income taxes	146,323	17,279	—

Net income (loss)	$611,691	$374,647	$(267,676)

Income (loss) per share:
Basic	$0.02	$0.01	$(0.01)
Diluted	$0.02	$0.01	$(0.01)

The accompanying notes are an integral part of these Consolidated Financial Statements.

IPARTY CORP.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Stockholders’ Equity (Deficit)
	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance December 25, 2004	1,268,411	$14,307,999	22,092,717	$22,093	$50,448,103	$(58,227,104)	$6,551,091

Issuance of common stock upon conversion of Series B convertible preferred stock	(33,058)	(491,901)	425,546	426	491,475	—	—
Stock based compensation	—	—	—	—	28,500	—	28,500
Exercise of stock options	—	—	18,374	18	3,581	—	3,599
Net loss	—	—	—	—	—	(267,676)	(267,676)
Balance December 31, 2005	1,235,353	13,816,098	22,536,637	22,537	50,971,659	(58,494,780)	6,315,514

Issuance of common stock upon conversion of Series B convertible preferred stock	(3,000)	(44,651)	39,925	40	44,611		—
Stock based compensation	—	—	—	—	35,592	—	35,592
Exercise of stock options	—	—	27,315	27	5,574	—	5,601
Issuance of warrants	—	—	—	—	613,651	—	613,651
Net income	—	—	—	—	—	374,647	374,647
Balance December 30, 2006	1,232,353	13,771,447	22,603,877	22,604	51,671,087	(58,120,133)	7,345,005

Issuance of common stock upon conversion of Series B convertible preferred stock	(6,000)	(89,280)	80,376	81	89,199	—	—
Stock based compensation	—	—	—	—	129,628	—	129,628
Exercise of stock options	—	—	16,402	16	4,567	—	4,583
Net income	—	—	—	—	—	611,691	611,691
Balance December 29, 2007	1,226,353	$13,682,167	22,700,655	$22,701	$51,894,481	$(57,508,442)	$8,090,907

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the periods ended
	Dec 29, 2007	Dec 30, 2006	Dec 31, 2005
	(52 weeks)	(52 weeks)	(53 weeks)
Operating activities:		—

Net income (loss)	$611,691	$374,647	$(267,676)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,705,948	1,343,857	1,093,221
Deferred rent	184,323	260,196	197,244
Non cash stock based compensation expense	129,628	35,592	—
Non cash warrant expense	204,550	68,183	—
Changes in operating assets and liabilities:
Accounts receivable	10,235	130,503	(545,584)
Inventory	(1,374,794)	1,283,983	(1,850,336)
Prepaid expenses and other assets	(351,302)	(149,766)	120,637
Accounts payable	(793,036)	821,312	1,273,899
Accrued expenses and other liabilities	(566,251)	243,529	(281,312)
Net cash provided by (used in) operating activities	(239,008)	4,412,036	(259,907)

Investing activities:

Acquisition of retail store and non-compete agreement	—	(1,869,115)	—
Purchase of property and equipment	(802,174)	(709,892)	(1,663,647)
Net cash used in investing activities	(802,174)	(2,579,007)	(1,663,647)

Financing activities:

Net borrowings (repayments) under line of credit	1,450,792	(5,473,155)	1,378,184
Proceeds from notes payable	—	4,319,373	—
Principal payments on notes payable	(600,036)	(86,081)	—
Increase in restricted cash	(156,470)	(54,449)	(90,210)
Principal payments on capital lease obligations	(346,531)	(483,136)	(425,982)
Proceeds from exercise of stock options	4,583	5,601	3,599
Net cash provided by (used in) financing activities	352,338	(1,771,847)	865,591

Net increase (decrease) in cash and cash equivalents	(688,844)	61,182	(1,057,963)

Cash and cash equivalents, beginning of year	760,376	699,194	1,757,157

Cash and cash equivalents, end of year	$71,532	$760,376	$699,194

Supplemental disclosure of non-cash financing activities:

Conversion of Series B convertible preferred stock to common stock	$89,280	$44,651	$491,901

Conversion of accounts payable to notes payable	$—	$1,819,373	$—

Acquisition of assets under capital lease	$—	$—	$132,968

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 29, 2007

1.  THE COMPANY

Background

The Company’s efforts are devoted to the sale of party goods and services through its retail stores.  At the end of fiscal 2007, the Company had 45 retail stores located throughout New England, with five additional stores located in Florida. The Company licenses its Internet business to a third party in exchange for royalties under a license agreement, which to date have not been significant.

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

The Company’s fiscal years ended December 29, 2007 and December 30, 2006 consisted of 52 weeks while fiscal year December 31, 2005 consisted of 53 weeks.

Management’s Plans

The Company operates in a largely un-branded market that has many small businesses.  As a result, it may consider growing its business through acquisitions of other entities.  Any determination to make an acquisition will be based upon a variety of factors, including, without limitation, the purchase price and other financial terms of the transaction, the business prospects, geographical location and the extent to which any acquisition by iParty would enhance the target entity’s prospects.

On August 15, 2007, the Company entered into an Asset Purchase Agreement to purchase two franchised Party City Corporation retail stores in Lincoln, Rhode Island and Warwick, Rhode Island. The purchase was completed on January 2, 2008. The aggregate consideration paid was $1,350,000 plus approximately $195,000 for associated inventory. Funding for the purchase was obtained from the Company’s existing line of credit with Wells Fargo Retail Finance. The stores were converted into iParty stores immediately following the closing of the transaction.

The Company believes, based on its current operating plan, that anticipated revenues from operations and borrowings available under the existing line of credit will be sufficient to fund its operations and working capital requirements through the next twelve months.  In the event that the Company’s operating plan changes or proves inaccurate due to decreased revenues, unanticipated expenses, increased competition, unfavorable economic conditions or other unforeseen circumstances, the Company’s liquidity may be negatively impacted.  Accordingly, the Company would be required to adjust its expenditures in 2008 to conserve working capital or raise additional capital to fund operations.  There can be no assurance that, should the Company seek or require additional financing, such financing will be available, if at all, on terms and conditions acceptable to it

2.  SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany transactions and balances.

Revenue Recognition

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale. The Company estimates returns based upon historical return rates and such amounts have not been significant to date.

Concentrations

The Company purchases its inventory from a diverse group of vendors.  Six suppliers account for approximately 46% of the Company’s purchases of merchandise, but the Company does not believe that it is overly dependent upon any single source for its merchandise, often using more than one vendor for similar kinds of products.  The Company entered into a Supply Agreement with its largest supplier on August 7, 2006, which obligates the Company to purchase increased levels of merchandise until 2012.  The Supply Agreement provides for a ramp-up period during 2006 and 2007 and, for five years beginning with calendar year 2008, requires the Company to purchase on an annual basis merchandise equal to the total number of stores open during such calendar year, multiplied by $180,000.  The Supply Agreement provides for penalties in the event the Company fails to attain the annual purchase commitment that would require the Company to pay the difference between the purchases for that year and the annual purchase commitment for that year. The Company is not aware of any reason or circumstance that would prevent the minimum purchase amount commitments under the Supply Agreement from being met.

Accounts receivable primarily represent amounts due from credit card companies and from vendors for inventory rebates.  Management does not provide for doubtful accounts as such amounts have not been significant to date; the Company does not require collateral.

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

The Company uses controlled disbursement banking arrangements as part of its cash management program.  Outstanding checks, which were included in accounts payable, totaled $329,756 at December 29, 2007 and $2,316,026 at December 30, 2006.  The decrease in outstanding checks as of December 29, 2007 is due to the timing of store lease payments.

Restricted cash represents funds on deposit established for the benefit of and under the control of Wells Fargo Retail Finance II, LLC, the Company’s lender under its line of credit, and constitutes collateral for amounts outstanding under this line.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments.  The fair value of borrowings under the Company’s line of credit approximates carrying value because the debt bears interest at a variable market rate.  The fair value of the capital lease obligations approximates the carrying value.   The fair value of the notes payable approximates the

carrying value.   The fair value of the common stock warrant issued in 2006 was determined by using the Black-Scholes model (volatility of 108%, interest of 4.73% and expected life of five years).

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

The activity in the allowance for obsolete and excess inventory is as follows:

	2007	2006
Beginning balance	$1,079,814	$1,098,972
Increases to reserve	263,847	524,550
Write-offs against reserve	(373,802)	(543,708)
Ending balance	$969,859	$1,079,814

Advertising

Advertising costs are expensed upon first showing.  Advertising costs amounted to $3,721,516, $3,659,743, and $3,439,403 for the years ended December 29, 2007, December 30, 2006, and December 31, 2005, respectively.

Deferred Rent

Certain operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreements using the straight-line method, and are included in other liabilities in the accompanying consolidated balance sheet.  Deferred rent was $1,113,522 at December 29, 2007 and $929,199 at December 30, 2006.

Net Income (Loss) per Share

Net income (loss) per basic share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding.  The common share equivalents of Series B-F are required to be excluded in the calculation of net income (loss) per basic share in accordance with EITF Consensus 03-6, Participating Securities and the Two-Class Method under SFAS No. 128, which supersedes EITF Topic D-95, Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share. Since the preferred stockholders are entitled to participate in dividends when and if declared by the Board of Directors on the same basis as if the shares of Series B-F were converted to common stock, the application of EITF 03-6 has no effect on the amount of income (loss) per basic share of common stock.  For periods with net losses, the Company does not allocate losses to Series B-F preferred stock.

Net income (loss) per diluted share under EITF 03-6 is computed by dividing net income (loss) by the weighted average number of common shares outstanding, plus the common share equivalents of Series B-F preferred stock on an if-converted basis, plus the common share equivalents of the “in the money” stock options and warrants as computed by the treasury method.  For the periods with net losses, the Company excludes those common share equivalents since their impact would be anti-dilutive.

The following table sets forth the computation of net income (loss) per basic and diluted share available to common stockholders:

	2007	2006	2005
Common shares	$362,525	$223,203	$(267,676)
Convertible preferred Series B-F	249,166	151,444	—
Net income (loss)	$611,691	$374,647	$(267,676)

Net income (loss) per share
Basic	$0.02	$0.01	$(0.01)
Diluted	$0.02	$0.01	$(0.01)

Weighted-average shares outstanding:
Common shares—basic	22,642,564	22,557,436	22,186,581
Common share equivalents of Series B-F convertible preferred stock	15,561,810	15,305,492	—
If-converted weighted-average shares outstanding	38,204,374	37,862,928	22,186,581

Common share equivalents of “in the money” stock options	1,708,900	1,672,946	—
Common share equivalents of “in the money” warrants	—	—	—
Diluted weighted-average shares outstanding	39,913,274	39,535,874	22,186,581

The common share equivalents of “out of the money” stock options and warrants which were excluded from the computation of net income (loss) per diluted share available to common stockholders were 4,654,753 and 2,611,544 in 2007, respectively, 3,858,769 and 2,611,544 in 2006, respectively, 10,340,841 and 528,210 in 2005, respectively.

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

The stock based compensation expense recognized by the Company was:

	2007	2006
Stock Based Compensation Expense	$129,628	$35,592

Stock based compensation expense is included in general and administrative expense.  The adoption of Statement No. 123(R) had no impact on cash flow from operations and cash flow from financing activities for the years ended December 29, 2007 and December 30, 2006.

On September 26, 2007, the Board of Directors, acting on the recommendation of the Compensation Committee, extended the expiration date on options to purchase 970,087 shares of the Company’s common stock held by a former officer for an additional six months following his termination date, making the expiration date August 15, 2008.  As a result, additional stock based compensation of $14,569, representing the change in the fair value of these options immediately before and after this modification, was recorded as of September 26, 2007 as required by Statement No. 123(R).

In accordance with Statement No. 123(R), the results for the year ended December 31, 2005 have not been restated.  If the stock based compensation expense for the Company’s stock option plan had been determined based upon the fair value at the grant date for awards made prior to fiscal 2006 under the plan consistent with the methodology prescribed under Statement No. 123, the Company’s net loss would have been increased by $1,033,342 for the year ended December 31, 2005.  Basic and diluted loss per share would have increased by $0.05 for the year ended December 31, 2005.

2005
Net income (loss):
Reported	$(267,676)
Deduct: Total stock based compensation expense determined under fair value based method for all awards	(1,033,342)
Pro forma	$(1,301,018)

Net income (loss) per basic share:
Reported	$(0.01)
Pro forma	$(0.06)

Net income (loss) per diluted share:
Reported	$(0.01)
Pro forma	$(0.06)

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

The Company granted options for the purchase of 1,350,000 shares of common stock to key employees and each of the four independent members of the Board of Directors on June 6, 2007 at an exercise price of $0.42 per share.  Similarly, the Company granted options for the purchase of 25,000 shares of common stock to each of the four independent members of the Board of Directors on June 7, 2006 at an exercise price of $0.36 per share.  The weighted-average fair market value using the Black-Scholes option-pricing model of the options granted was $0.33 per share for options granted during the twelve months ended December 29, 2007, and was $0.30 per share for options granted during the twelve months ended December 30, 2006.  The fair market value of the stock options at the date of the grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2007	2006	2005
Risk-free interest rate	4.94%	5.18%	3.76%
Expected volatility	102.6%	115.6%	111.5%
Weighted average expected life (in years)	5.0	5.0	5.0
Expected dividends	0.00%	0.00%	0.00%

The total fair value of shares vested during 2007 was $2,462.  The remaining unrecognized stock based compensation expense related to unvested awards at December 29, 2007, was $360,697 and the period of time over which this expense will be recognized is 3.5 years.

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

Intangible Assets

Intangible assets consist primarily of the value of a five-year non-compete agreement from Party City Corporation and its affiliates that covers Massachusetts, Maine, New Hampshire, Vermont, Rhode Island, and Windsor and New London counties in Connecticut which expires in 2011.  This asset has an estimated life of 60 months.  Also included is the value related to the retail store lease that the Company acquired from Party City in Peabody, Massachusetts.  This asset has an estimated life of 90 months.   Also, intangible assets includes legal and other transaction costs incurred before the end of  our 2007 fiscal year related to the purchase of two Party City franchise stores located in Rhode Island. The Rhode Island stores transaction was completed on January 2, 2008, shortly after the period covered by this report. These amounts will be included in the consideration allocated to the value of intangible assets accounted for in connection with store acquisitions.

Intangible assets as of December 29, 2007 and December 30, 2006 were:

	Dec 29, 2007	Dec 30, 2006
Non-compete agreement	$1,688,346	$1,725,069
Lease valuation	449,716	460,000
Other	182,049	—

Intangible assets	2,320,111	2,185,069

Less: accumulated amortization	(563,310)	(169,319)

Intangible assets, net	$1,756,800	$2,015,750

Amortization expense for these intangible assets was $393,991 in 2007, $169,319 in 2006 and $0 in 2005, respectively.  The non-compete agreement amortization expense is included in general and administrative expense on the Consolidated Statement of Operations.  The lease valuation amortization expense is included in cost of goods sold and occupancy costs.

Future amortization expense related to these intangible assets as of December 29, 2007:

Year	Amount
2008	$434,042
2009	434,041
2010	434,041
2011	293,346
Thereafter	161,330
Total	$1,756,800

Accounting for the Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  The Company’s review considers store operating results, future sales growth and cash flows. During the fourth quarter of 2006, the Company decided to close its store in East Providence, Rhode Island effective November 4, 2006 due to underperforming sales.  As a result of this closing, the Company incurred a charge in the fourth quarter of 2006 of approximately $140,000 related to remaining lease payments and other closing costs.  In addition, during the third quarter of 2007, the Company decided to close its stores in North Providence, Rhode Island and Auburn, Massachusetts  at the end of their lease terms, which expired on January 31, 2008.  No material impairment costs were incurred as a result of that decision.  As of December 29, 2007, the Company does not believe that any of its remaining assets are impaired.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement which should be evaluated based on applicable assumptions for pricing an asset or liability as well as consideration of ongoing performance. The provisions of SFAS 157 are effective for the fiscal year beginning after November 15, 2007 or for the Company the fiscal year ending December 27, 2008, and should be applied prospectively as of the beginning of the fiscal year in which the statement is adopted. In February 2008, the FASB decided to defer the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company will adopt SFAS 157 for its fiscal year ending December 27, 2008. The Company believes that SFAS 157 will not have a material effect on its financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets – including an amendment of FASB Statement No. 115 (“SFSA 159”). SFAS 159 permits entities to measure certain eligible financial instruments and certain other items at fair value. Unrealized gains and losses in items for which the fair value option has been elected must be reported in earnings in periods subsequent to adoption.

SFAS 159 will be effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or for the Company the fiscal year ending December 27, 2008. The Company does not expect the adoption of SFAS 159 to have a material effect on its financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFSA 160”). SFAS 160 establishes accounting and reporting standards related to minority interests held in consolidated subsidiaries. Among other things, it requires that:

•                  The ownership interests in subsidiaries held by parties other than the parent be identified separately within the equity section of the statement of financial position.

•                  The amount of net income attributable to the minority interest be presented on the face of the consolidated statement of income.

•                  Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the minority owners.

SFAS 160 will be effective for fiscal years beginning on or after December 15, 2008, or for the Company the fiscal year ending December 26, 2009. The Company does not have any minority interests and does not expect the adoption of SFAS 160 to have a material effect on its financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) restates the requirement of SFAS No. 141 that the purchase method of accounting be used for business combinations achieved through the transfer of consideration, and extends that requirement to business combinations that previously used the pooling of interests method of accounting, such as those achieved by contract alone or through the lapse of minority rights. In addition, SFAS 141(R) requires that acquisition related costs be expensed in the period in which they are incurred. SFAS 141(R) applies prospectively to business combinations with acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, or for the Company the fiscal year ending December 26, 2009. The Company does not expect the adoption of SFAS 141(R) to have a material effect on its financial statements.

In December 2007, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 authorizes the continued use of the “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123(R), Share Based Payment. SAB 110 is effective January 1, 2008. The Company does not expect its adoption to have a material effect on its financial statements.

Reclassifications

Certain reclassifications have been made to prior year’s amounts to conform to the current year presentation.

3.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	Dec 29, 2007	Dec 30, 2006
Leasehold improvements	$3,138,079	$2,755,807
Furniture and fixtures	2,635,838	2,531,579
Equipment under capital leases	1,416,334	1,454,129
Computer hardware and software	1,841,359	1,531,870
Equipment	656,445	612,496

Property and equipment	9,688,055	8,885,881
Less accumulated depreciation	(5,327,932)	(4,067,888)

Property and equipment, net	$4,360,123	$4,817,993

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

The original cost of assets under capital leases at December 29, 2007 and December 30, 2006 was $1,416,334 and $1,454,129, respectively. The accumulated depreciation of assets under capital leases at December 29, 2007 and December 30, 2006 was $987,425 and $705,551, respectively.  The amortization related to those assets under capital lease is included in depreciation expense.

At December 29, 2007, the minimum rental commitments under all non-cancelable capital and operating leases with initial or remaining terms of more than one year were as follows:

Year	Capital	Operating
2008	$37,636	$8,551,099
2009	7,295	8,240,998
2010	—	7,353,041
2011	—	6,519,214
2012	—	4,924,343
Thereafter	—	9,278,426
Total future minimum lease payments	44,931	$44,867,121

Less amount representing interest	5,245

Present value of minimum lease payments	39,686
Less current portion of obligation under capital leases	30,473

Long-term obligation under capital leases	$9,213

The Company’s rental expense under operating leases amounted to $8,857,650 in 2007, $8,699,501 in 2006, and $7,725,856 in 2005.  Included in these amounts are contingent rentals totaling $50,643 in 2007, $47,334 in 2006, and $30,695 in 2005.

5.  INCOME TAXES:

A reconciliation of the effective rate with the federal statutory rate is as follows:

	2007	2006	2005
Federal statutory rate	34.0%	34.0%	-34.0%
State income taxes, net of federal benefit	9.5%	1.9%	0.0%
Permanent differences	7.2%	4.9%	4.8%
Change in valuation allowance	-31.3%	-36.4%	29.2%
Effective tax rate	19.4%	4.4%	0.0%

The Company’s provision for state taxes exceeds the average statutory rate net of federal tax benefit because of permanent and temporary differences between taxable and book income, including amounts associated with stock based compensation expense, depreciation, and note payable amortization.

Deferred tax assets consist of the following:

	2007	2006
Net operating loss carryforwards	$7,200,000	$7,829,000
Inventory reserves	385,000	428,000
Deferred rent	441,000	368,000
Accrued vacation/compensation	61,000	69,000
Accrued expenses	9,000	29,000
Intangible assets	143,000	43,000
Other	—	4,000
Book versus tax depreciation and amortization	99,000	(26,000)
	8,338,000	8,744,000
Less valuation allowance	(8,338,000)	(8,744,000)
Net deferred tax asset	$—	$—

The Company has recorded a valuation allowance against its deferred tax assets because of the uncertainty regarding the realizability of these assets against future taxable income.

The Company used approximately $1,436,844 and $621,692 of net operating loss carryforwards in 2007 and 2006, respectively.

As of December 29, 2007, the Company has estimated net operating loss carryforwards of approximately $21.2 million, which begin to expire in 2018.  In accordance with Section 382 of the Internal Revenue Code, the use of some of these carryforwards may be subject to annual limitations based upon ownership changes of the Company’s stock which may have occurred or that may occur.

The Company made cash payments for state income taxes of $56,478 in 2007, $33,509 in 2006 and $73,005 in 2005.  The Company made cash payments for federal income taxes of $0 in 2007, $0 in 2006 and $0 in 2005.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) on December 31, 2006. At December 29, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities, retained earnings or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were zero for the year ended December 29, 2007.

Tax years 2004 through 2006 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

6.  CONTRACTUAL ARRANGEMENTS:

License Arrangement

On July 8, 2003 the Company signed an agreement with Taymark, a direct marketer of party supplies, to license the iParty.com name to Taymark, which now operates the website at www.iparty.com.  In return, Taymark pays the Company a 15% royalty on all net sales realized through its operation of www.iparty.com.  The term of this agreement is for a period of two (2) years, unless sooner terminated.  If this agreement is not terminated, it automatically renews for successive one-year periods.  On July 8, 2005, July 8, 2006 and July 8, 2007, the Company entered into one-year renewal periods.

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

On June 7, 2006, the Company’s Board of Directors approved the payment of up to $60,000 to Joseph Vassalluzzo, a Director of the Company, for services as a part-time consultant for a one-year period.  As of December 29, 2007, this amount had been earned and paid.

On June 6, 2007, the Company’s Board of Directors approved the payment of up to $60,000 to Joseph Vassalluzzo, a Director of the Company, for services as a part-time consultant for a one-year period.  As of December 29, 2007, $30,000 had been earned and paid.

8.  LINE OF CREDIT:

 On December 21, 2006, the Company amended and restated its existing line of credit (the “line”) with Wells Fargo Retail Finance II, LLC. The amendment continues the line of credit with Wells Fargo at $12,500,000 and extends it for three additional years to January 2, 2010.  In addition, the new agreement with Wells Fargo includes an option whereby the Company may increase its line of credit up to a maximum level of $15,000,000, upon 15 days written notice, as long as it is in compliance with all debt covenants and the other provisions of the loan agreement.  The new agreement also adjusts the interest rate applicable to the Company’s borrowings and permits the Company at its option, to use the London Interbank Offered Rate (“LIBOR”) rate for certain of its borrowings.  Inventory and accounts receivable secure the Company’s line.

The amended line includes a financial covenant requiring the Company to maintain a minimum availability under the line of 5% of the credit limit.  At the current credit limit of $12,500,000, the minimum availability is

$625,000.  At December 29, 2007, the Company was in compliance with this financial covenant.   The amended agreement also has a covenant that requires the Company to limit its capital expenditures to within 110% of those amounts included in its business plan, which may be updated from time to time.  Actual capital expenditures for our fiscal year 2007 totaled $802,174, or 116% of our business plan amount. On December 28, 2007, Wells Fargo waived compliance with the capital expenditure covenant for 2007.   The line generally prohibits the payment of any dividends or other distributions to any of the Company’s classes of capital stock.

On January 17, 2006, the Company amended its prior agreement to allow for a $500,000 term loan which increased its borrowing base, but did not increase the $12.5 million credit limit.  The Company borrowed the full $500,000 on that date.  The interest rate on the term loan was the bank’s base rate plus 125 basis points.  During the time in which the term loan remained outstanding, the interest rate on the line of credit was the bank’s base rate plus 75 basis points.  On October 30, 2006, the Company further amended its agreement to extend the maturity date of its outstanding term loan in the amount of $500,000 from October 31, 2006 to January 2, 2007.  On December 21, 2006, the Company further amended its agreement to extend the maturity date of its outstanding term loan in the amount of $500,000 to October 31, 2007.  The amendment entered into on January 17, 2006 also waived a default as a consequence of the fact that the principal balance of the line of credit exceeded availability on January 12, 2006.  The term loan was paid in full on March 2, 2007.

On August 7, 2006, the Company further amended its prior agreement with Wells Fargo to permit it to enter into a Supply Agreement with Amscan and an Asset Purchase Agreement with Party City.  The amendment also allows for the Company to incur the indebtedness represented by the Amscan Note and the Party City Note, and to incur other unsecured subordinated indebtedness consented to by Wells Fargo.

The amounts outstanding under the line as of December 29, 2007 and December 30, 2006 were $2,613,511 and $1,162,719, respectively.  The interest rate on these borrowings was 8.2% at December 29, 2007 and 8.6% at December 30, 2006.  The outstanding balances under the line are classified as current liabilities in the accompanying consolidated balance sheets since the Company is required to apply daily lock box receipts to reduce the amount outstanding.  At December 29, 2007, the Company had approximately $4,354,468 of additional availability under the line.  In the third quarter of fiscal 2004, the Company established a letter of credit for $356,000 with Wells Fargo Bank, N.A. associated with the leasing of its new point-of-sale system.  On May 22, 2007, this letter of credit was released.

The Company made cash payments for interest due under the line of $645,392 in 2007, $748,656 in 2006 and $501,826 in 2005.

9.  NOTES PAYABLE:

Notes payable consist of three notes entered into in fiscal 2006.

The “Highbridge Note” is a subordinated note in the stated principal amount of $2,500,000 that bears interest at the rate of prime plus one percent.  The note matures on September 15, 2009.  Interest only is payable quarterly in arrears and the entire principal balance is due at the maturity date. The original discount associated with the warrant issued in conjunction with the Highbridge Note (original discount amount $613,651) is being amortized using the effective interest method over the life of the note payable. The note payable balance of $2,159,083 as of December 29, 2007 is presented net of the remaining unamortized discount.

The “Amscan Note” is a subordinated promissory note in the original principal amount of $1,819,373, with a balance as of December 29, 2007 of $1,133,255. The note bears interest at the rate of 11.0% per annum and is payable in thirty-six (36) equal monthly installments of principal and interest of $59,562 beginning on November 1, 2006, and on the first day of each month thereafter until October 1, 2009, when the entire remaining principal balance and all accrued interest are due and payable.

The “Party City Note” is a subordinated promissory note in the principal amount of $600,000.   The note bears interest at the rate of 12.25% per annum and is payable by quarterly interest-only payments over four years, with the full principal amount due at the note’s maturity on August 7, 2010.

On August 7, 2006, the Company entered into a Supply Agreement with Amscan Inc. (“Amscan”), the largest supplier in the party goods industry.  The Company purchased approximately 18.4% and 16.0% of its merchandise from Amscan in each of fiscal 2007 and 2006, respectively making Amscan its largest supplier.

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

On August 7, 2006, the Company also entered into and simultaneously closed an Asset Purchase Agreement with Party City, an affiliate of Amscan, pursuant to which the Company acquired a Party City retail party goods store in Peabody, Massachusetts and received a five-year non-competition covenant from Party City, for aggregate consideration of $2,450,000, payable by a subordinated note in the principal amount of $600,000 (the “Party City Note”) and $1,850,000 in cash.

10.  PREFERRED STOCK:

The following table summarizes the changes in the number of shares of convertible preferred stock during the past two years:

	Shares Issued and Outstanding as of 12/29/07	Conversions to Common Stock	Shares Issued and Outstanding as of 12/30/06	Conversions to Common Stock	Shares Issued and Outstanding as of 12/31/05
Series B convertible preferred stock	465,401	(6,000)	471,401	(3,000)	474,401
Series C convertible preferred stock	100,000	—	100,000	—	100,000
Series D convertible preferred stock	250,000	—	250,000	—	250,000
Series E convertible preferred stock	296,666	—	296,666	—	296,666
Series F convertible preferred stock	114,286	—	114,286	—	114,286
Total	1,226,353	(6,000)	1,232,353	(3,000)	1,235,353

Series B Convertible Preferred Stock

The shares of Series B convertible preferred stock are immediately convertible into 6,234,512 shares of common stock on a 1.000 to 13.396 ratio at December 29, 2007, and carry an aggregate liquidation value of $9,308,024 ($1.49 per common share issuable upon conversion) at December 29, 2007.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Certificate of Incorporation, as amended, at a price below the conversion price.  The Series B convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the Company consummates a secondary public offering resulting in gross proceeds to the Company of at least $10,000,000.

On September 15, 2006, the Company entered into a Securities Purchase Agreement pursuant to which it raised $2.5 million through a combination of subordinated debt and warrant issued on September 15, 2006 to Highbridge, an institutional accredited investor.  The warrant issued to Highbridge (the “Highbridge Warrant”) is exercisable for 2,083,334 shares of the Company’s common stock at an exercise price of $0.475 per share.  The issuance of the Highbridge Warrant triggered certain anti-dilution provisions of the Company’s Series B, C, and D convertible preferred stock.  As a result, the number of shares of common stock into which the Series B preferred stock convert increased by 249,254 additional shares.

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

Series C Convertible Preferred Stock

The shares of Series C convertible preferred stock are immediately convertible into 1,365,200 shares of common stock on a 1.000 to 13.652 ratio at December 29, 2007, and carry an aggregate liquidation value of $2,000,000 ($1.47 per common share issuable upon conversion) at December 29, 2007.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Certificate of Incorporation, as amended, at a price below the conversion price.  The Series C convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the Company consummates a secondary public offering resulting in gross proceeds to the Company of at least $10,000,000.

On September 15, 2006, the Company entered into a Securities Purchase Agreement pursuant to which it raised $2.5 million through a combination of subordinated debt and warrant issued on September 15, 2006 to Highbridge, an institutional accredited investor.  The warrant issued to Highbridge is exercisable for 2,083,334 shares of the Company’s common stock at an exercise price of $0.475 per share.  The issuance of the Highbridge Warrant triggered certain anti-dilution provisions of the Company’s Series B, C, and D convertible preferred stock.  As a result, the number of shares of common stock into which the Series C preferred stock convert increased by 54,600 additional shares.

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

Series D Convertible Preferred Stock

The shares of Series D convertible preferred stock are immediately convertible into 3,652,250 shares of common stock on a 1.000 to 14.609 ratio at December 29, 2007, and carry an aggregate liquidation value of $5,000,000 ($1.37 per common share issuable upon conversion) at December 29, 2007.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Certificate of Incorporation, as amended, at a price below the conversion price.  The Series D convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the Company consummates a secondary public offering resulting in gross proceeds to the Company of at least $10,000,000.

On September 15, 2006, the Company entered into a Securities Purchase Agreement pursuant to which it raised $2.5 million through a combination of subordinated debt and warrant issued on September 15, 2006 to Highbridge, an institutional accredited investor.  The warrant issued to Highbridge is exercisable for 2,083,334 shares of the Company’s common stock at an exercise price of $0.475 per share.  The issuance of the Highbridge Warrant triggered certain anti-dilution provisions of the Company’s Series B, C, and D convertible preferred stock.  As a result, the number of shares of common stock into which the Series D preferred stock convert increased by 138,500 additional shares.

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

Series E Convertible Preferred Stock

The shares of Series E convertible preferred stock are immediately convertible into 3,073,163 shares of common stock on a 1.000 to 10.359 ratio at December 29, 2007, and carry an aggregate liquidation value of $1,112,497 ($0.36 per common share issuable upon conversion) at December 29, 2007.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Certificate of Incorporation, as amended, at a price below the conversion price.  The Series E convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the average closing bid price of the common stock equals or exceeds $10.00 per share for 20 days within any 30-day period.

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

Series F Convertible Preferred Stock

The shares of Series F convertible preferred stock are immediately convertible into 1,184,803 shares of common stock on a 1.000 to 10.367 ratio at December 29, 2007, and carry an aggregate liquidation value of $500,000 ($0.42 per common share issuable upon conversion) at December 29, 2007.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Certificate of Incorporation, as amended, at a price below the conversion price.  The Series F convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the average closing bid price of the common stock equals or exceeds $10.00 per share for 20 days within any 30-day period.

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

Accretion of Dividends in the Event of Liquidation

The carrying values of Series B through F convertible preferred stock have been determined based on their fair market values at the original dates of issuance.  In certain cases, warrants were issued, which the Company allocated value to and included in additional paid in capital.  Should such a liquidation event occur, the difference between the carrying value of the convertible preferred stock and their liquidation value will be accreted.  This amount was $4,238,354 on December 29, 2007.

11.  WARRANTS:

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

At December 29, 2007, there were warrants outstanding which were exercisable for 2,611,544 shares of the Company’s common stock.  These warrants were issued in connection with certain preferred stock and subordinated debt financings.

On September 15, 2006, the Company entered into a Securities Purchase Agreement pursuant to which it raised $2.5 million through a combination of subordinated debt and warrant issued on September 15, 2006 to Highbridge, an institutional accredited investor. Under the terms of the financing, the Company issued Highbridge a warrant (the “Highbridge Warrant”) exercisable for 2,083,334 shares of its common stock at an exercise price of $0.475 per share, or 125% of the closing price of our common stock on the day immediately prior to the closing of the transaction.  The Company allocated approximately $613,651 of value to the Highbridge Warrant using the Black-Scholes model with volatility of 108%, interest of 4.73% and expected life of five years.  The Highbridge Warrant is being amortized using the effective interest method over the life of the Highbridge Note.  The agreements entered into in connection with the financing provide for certain restrictions and covenants consistent with Highbridge’s status as a subordinated lender, and also grant Highbridge resale registration rights with respect to the shares of common stock underlying the Highbridge Warrant.

During the period April 1999 through August 1999, the Company issued warrants in connection with convertible debt exercisable for a total of 528,210 shares of its common stock, at exercise prices ranging from $2.81 to $5.13 per share. The weighted average exercise price of these warrants at December 29, 2007 was $3.79 per share. These warrants expire between April and August 2009.

The following table summarizes the Company’s outstanding warrants at December 29, 2007:

Total Common Shares Issuable	Exercise Price per Common Share Issuable	Expiration Date
146,341	$5.13	04/16/09
121,212	4.13	05/13/09
44,444	2.81	06/15/09
47,619	2.63	06/22/09
40,816	3.06	07/15/09
44,444	2.81	07/22/09
83,334	3.00	08/15/09
2,083,334	0.48	09/15/11
2,611,544	$1.14

12.  STOCK OPTION PLAN:

Under the Company’s Amended and Restated 1998 Incentive and Nonqualified Stock Option Plan (the “1998 Plan”) options to acquire 11,000,000 shares of common stock may be granted to officers, directors, key employees and consultants.  The exercise price for qualified incentive options cannot be less than the fair market value of the stock on the grant date and the exercise price of nonqualified options can be fixed by the Board.  Incentive and Nonqualified options to purchase the Company’s common stock under the 1998 Plan have been granted to employees, directors and consultants of the Company at fair market value at the date of grant.  Generally, the options become exercisable over periods of up to four years, and expire ten years from the date of grant.

On January 1, 2006, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payments, using the modified prospective method.  Under this method, stock based compensation expense is recognized for new grants beginning in fiscal 2006 and any unvested grants prior to the adoption of Statement No. 123(R).  Prior to fiscal 2006, the Company accounted for share-based payments to employees using the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and the disclosure-only provisions of Statement No. 123, Accounting for Stock-Based Compensation.  Because the Company granted stock options to employees at exercise prices equal to fair market value on the date of grant, no stock based compensation cost was recognized for option grants in periods prior to fiscal 2006.

A summary of the Company’s stock options is as follows:

	Number of Shares of Common Stock Underlying Stock Options	Weighted Average Exercise Price	Price Range
Outstanding - December 25, 2004	10,015,127	0.96	0.13	—	5.38
Granted	495,578	0.54	0.45	—	0.70
Expired/Forfeited	(151,490)	0.45	0.18	—	1.33
Exercised	(18,374)	0.20	0.18	—	0.20

Outstanding - December 31, 2005	10,340,841	0.95	0.13	—	5.38
Granted	100,000	0.36	0.36	—	0.36
Expired/Forfeited	(1,491,086)	2.91	0.13	—	5.38
Exercised	(27,315)	0.20	0.16	—	0.33

Outstanding - December 30, 2006	8,922,440	0.62	0.13	—	4.25
Granted	1,350,000	0.42	0.42	—	0.42
Expired/Forfeited	(125,444)	0.54	0.20	—	0.69
Exercised	(16,402)	0.28	0.23	—	0.36

Outstanding - December 29, 2007	10,130,594	0.59	0.13	—	4.25

Exercisable - December 29, 2007	8,799,073	$0.62	$0.13	—	$4.25

The following table summarizes information for options outstanding and exercisable at December 29, 2007:

			Outstanding			Exercisable
Price Range			Number of Shares of Common Stock Underlying Stock Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
$0.13	-	$0.20	139,250	3.6	$0.18	139,250	$0.18
0.21	-	0.30	3,788,682	2.8	0.25	3,788,682	0.25
0.31	-	0.50	2,474,527	7.3	0.39	1,151,953	0.36
0.51	-	1.00	3,086,935	4.7	0.77	3,077,988	0.78
1.01	-	3.50	541,200	1.6	2.33	541,200	2.33
3.51	-	4.25	100,000	2.0	4.14	100,000	4.14
Total			10,130,594	4.4	$0.59	8,799,073	$0.62

The Company has reserved 28,252,066 shares of common stock for issuance in connection with the conversion of convertible preferred stock (15,509,928 shares), the exercise of warrants (2,611,544 shares) and the exercise of stock options (10,130,594 shares).

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

14.  PROFIT SHARING 401(k) PLAN:

The iParty 401(k) Plan is a qualified profit sharing plan covering substantially all of its employees.  Contributions to this plan are at the discretion of the Board of Directors.  The Company’s expense, including matching contributions and any discretionary amounts was $120,084 in 2007, $108,863 in 2006 and $113,127 in 2005.

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

16.  SUBSEQUENT EVENTS:

On January 2, 2008, the Company completed the purchase from the franchisees of two franchised Party City Corporation (“Party City”) retail stores in Lincoln, Rhode Island and Warwick, Rhode Island.  The purchase was made pursuant to the Asset Purchase Agreement entered into on August 15, 2007 (the “Asset Purchase Agreement”). The aggregate consideration for the assets purchased and related non-competition covenants was $1,350,000, plus approximately $195,000 for associated inventory, paid in cash at closing, on terms and conditions specified in the Asset Purchase Agreement.  Funding for the purchase was obtained from the Company’s existing line of credit with Wells Fargo Retail Finance. Both locations were converted into iParty stores immediately following the closing.

The Asset Purchase Agreement also provides that the selling Party City franchisees and their affiliates will not compete with iParty in Rhode Island for a period of five years from closing, and will not compete with iParty within a three-and-one-half mile radius anywhere in Massachusetts, Rhode Island, New Hampshire, Vermont, Maine, or Connecticut for a three-year period from closing, subject to certain terms specified more fully in the Asset Purchase Agreement.

17.  QUARTERLY FINANCIAL DATA (UNAUDITED):

QUARTERLY FINANCIAL DATA

	Mar 31, 2007	Jun 30, 2007	Sep 29, 2007	Dec 29, 2007
Revenues	$15,599,159	$20,411,919	$18,208,760	$27,578,796
Cost of products sold (1), (2)	9,371,315	11,554,475	10,638,322	14,901,329
Operating income (loss)	(1,241,087)	788,549	(878,851)	2,929,209
Net income (loss)	(1,467,397)	558,537	(1,092,267)	2,612,818

Net income (loss) per share
Basic	$(0.06)	$0.01	$(0.05)	$0.07
Diluted	$(0.06)	$0.01	$(0.05)	$0.07

Weighted-average shares outstanding:
Basic	22,614,544	38,199,738	22,642,280	38,210,588
Diluted	22,614,544	40,054,445	22,642,280	39,411,558

	Apr 1, 2006	Jul 1, 2006	Sep 30, 2006	Dec 30, 2006
Revenues	$13,545,799	$18,587,169	$17,240,535	$29,084,826
Cost of products sold (1), (2)	8,429,170	10,803,021	10,178,878	15,531,473
Operating income (loss)	(1,931,745)	386,720	(1,162,116)	3,861,184
Net income (loss)	(2,089,273)	216,727	(1,384,401)	3,631,594

Net income (loss) per share
Basic	$(0.09)	$0.01	$(0.06)	$0.10
Diluted	$(0.09)	$0.01	$(0.06)	$0.09

Weighted-average shares outstanding:
Basic	22,544,257	37,728,932	22,555,333	38,191,009
Diluted	22,544,257	39,283,126	22,555,333	40,186,640

(1)  Cost of products sold consists of the cost of merchandise sold to customers and the occupancy costs for stores.

(2)  The fourth quarter of 2007 included an estimated reduction of $123,249 to the cost of products sold during the previous three quarters due to the completion of physical inventories, for which shortage had been estimated during the year.

(2)  The fourth quarter of 2006 included an estimated reduction of $251,806 to the cost of products sold during the previous three quarters due to the completion of physical inventories, for which shortage had been estimated during the year.

EXHIBIT INDEX

EXHIBIT NUMBER			DESCRIPTION
3.1	(1)		Restated Certificate of Incorporation of WSI Acquisition Corp. and Certificate of Merger by iParty Corp. into WSI Acquisition Corp.
3.2	(1)		Certificate of Designation of Series A Preferred Stock of WSI Acquisitions, Corp.
3.3	(2)		Certificate of Designation of Series B Preferred Stock of iParty Corp.
3.4	(2)		Certificate of Designation of Series C Preferred Stock of iParty Corp.
3.5	(4)		Certificate of Designation of Series D Preferred Stock of iParty Corp.
3.6	(5)		Certificate of Designation of Series E Preferred Stock of iParty Corp.
3.7	(9)		Certificate of Correction to Certificate of Designation of Series E Preferred Stock of iParty Corp.
3.8	(6)		Certificate of Designation of Series F Preferred Stock of iParty Corp.
3.9	(8)		Certificate of Designation of Series G Junior Preferred Stock of iParty Corp.
3.10	(20)		Amended and Restated By-Laws of iParty Corp.
10.1	(1)		Agreement and Plan of Merger between iParty Corp. and WSI Acquisitions Corp.
10.2	(9)	##	Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan.
10.3	(12)	##	Form of Non-qualified Stock Option Agreement.
10.4	(12)	##	Form of Incentive Stock Option Agreement.
10.5	(11)	##	Form of Stock Option Agreement granted to Messrs. DeWolf, Haydu, Schindler, and Vassalluzzo.
10.6	(16)	##	Option Cancellation Agreement between Sal Perisano and iParty Corp., dated December 8, 2006.
10.7	(16)	##	Option Cancellation Agreement between Patrick Farrell and iParty Corp., dated December 8, 2006.
10.8	(16)	##	Option Cancellation Agreement between Dorice Dionne and iParty Corp, dated December 8, 2006.
10.9	(22)	##	Employment Agreement between iParty Corp. and Sal Perisano, dated March 22, 2007.
10.10	(22)	##	Employment Agreement between iParty Corp. and Dorice Dionne, dated March 22, 2007.
10.11	(18)	##	Amended and Restated Employment Agreement between iParty Corp. and Patrick Farrell, dated January 8, 2007.
10.12	(23)	##	Compensation Arrangements dated June 6, 2007 with Messrs. DeWolf, Haydu, Schindler, and Vassalluzzo.
10.13	(23)	##	Written Summary of Renewed One-Year Part-time Consulting Arrangement with Joseph Vassalluzzo dated June 7, 2007.
10.14	(10)		Web Site License Agreement between iParty Corp. and Taymark, Inc.
10.15	(7)		Rights Agreement between iParty Corp. and Continental Stock Transfer & Trust, as Rights Agent.
10.16	(14)		Amendment to Rights Agreement between iParty Corp. and Continental Stock Transfer & Trust, as Rights Agent, dated September 15, 2006.
10.17	(17)		Amended and Restated Loan and Security Agreement by and among iParty Corp., iParty Retail Stores Corp. and Wells Fargo Retail Finance II, LLC dated December 21, 2006.
10.18	(13)		Supply Agreement with Amscan Inc., dated August 7, 2006.
10.19	(13)		Asset Purchase Agreement with Party City Corporation, dated August 7, 2006.
10.20	(14)		Securities Purchase Agreement with Highbridge International LLC, dated September 15, 2006.
10.21	(19)		Amendment Agreement between iParty Corp. and Highbridge International LLC, dated January 9, 2007.
10.22	(14)		Senior Subordinated Note with Highbridge International LLC, dated September 15, 2006.
10.23	(19)		Warrant to Purchase Common Stock with Highbridge International LLC, issued September 15, 2006, as amended January 9, 2007.

10.24	(14)		Registration Rights Agreement with Highbridge International LLC, dated September 15, 2006.
10.25	(15)		Subordinated Promissory Note of iParty Corp., dated October 24, 2006.
10.26	(9)		Trademark Security Agreement between iParty Corp. and Wells Fargo Retail Finance, LLC.
10.27	(5)		Stock Purchase Agreement by and among iParty Corp., Ajmal Khan and Robert Lessin.
10.28	(6)		Stock Purchase Agreement between iParty Corp. and Patriot Capital Ltd.
10.29	(3)		Funding Agreement among iParty Corp., Robert Lessin and Ajmal Khan.
10.30	(21)		Asset Purchase Agreement by and among Party City of Warwick, Inc. and Party City of Lincoln, LLC, as Sellers, and iParty Corp. and iParty Retail Stores Corp., as Buyers, dated as of August 15, 2007
10.31	(22)	##	Letter Agreement between iParty Corp. and David E. Robertson, dated March 22, 2007
21.1	**		Subsidiaries of Registrant.
23.1	**		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	**		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.
31.2	**		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.
32.1	**		Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.
32.2	**		Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

**	Filed herewith.
##	Management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to iParty’s Registration Statement on Form 10-SB, Registration No. 0-25507, as filed with the SEC on March 8, 1999 and incorporated herein by reference.
(2)	Filed as an exhibit to Amendment No. 2 to iParty’s Registration Statement on Form 10-SB, Registration No. 0-25507, as filed with the SEC on October 19, 1999 and incorporated herein by reference.
(3)	Filed as an exhibit to Amendment No. 1 to iParty’s Registration Statement on Form 10-SB, Registration No. 0-25507, as filed with the SEC on July 12, 1999 and incorporated herein by reference.
(4)	Filed as an exhibit to iParty’s Annual Report on Form 10-KSB for the year ended December 31, 1999, as filed with the SEC on April 14, 2000 and incorporated herein by reference.
(5)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on August 30, 2000 and incorporated herein by reference.
(6)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on September 15, 2000 and incorporated herein by reference.
(7)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on November 16, 2001 and incorporated herein by reference.
(8)	Included as an exhibit (Exhibit C) to Exhibit 99.2 to iParty’s Current Report on Form 8-K, filed with the SEC on November 16, 2001 and incorporated herein by reference.
(9)	Filed as an exhibit to iParty’s Annual Report on Form 10-KSB for the year ended December 28, 2002, filed with the SEC on March 28, 2003 and incorporated herein by reference.
(10)	Filed as an exhibit to iParty’s Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2003 and incorporated herein by reference.
(11)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on March 30, 2006 and incorporated herein by reference.
(12)	Filed as an exhibit to iParty’s Annual Report on Form 10-K, filed with the SEC on March 30, 2006 and incorporated herein by reference.
(13)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on August 7, 2006 and incorporated herein by reference.
(14)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on September 18, 2006 and incorporated herein by reference.
(15)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on October 25, 2006 and incorporated herein by reference.

(16)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on December 12, 2006 and incorporated herein by reference.
(17)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on December 26, 2006 and incorporated herein by reference.
(18)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on January 8, 2007 and incorporated herein by reference.
(19)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on January 10, 2007 and incorporated herein by reference.
(20)	Filed as an exhibit to iParty’s Current Report on Form 8-K filed with the SEC on December 10, 2007 and incorporated herein by reference.
(21)	Filed as an exhibit to iParty’s Current Report on Form 8-K filed with the SEC on August 16, 2007 and incorporated herein by reference.
(22)	Filed as an exhibit to iParty’s Current Report on Form 8-K filed with the SEC on March 26, 2007 and incorporated herein by reference.
(23)	Filed as an exhibit to iParty’s Current Report on Form 8-K filed with the SEC on June 12, 2007 and incorporated herein by reference.