Form 10-Q
period 2008-03-29
IPARTY CORP
filed 2008-05-09
CIK 1078383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2008

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑

As of May 2, 2008 there were 22,717,400 shares of common stock, $.001 par value, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

iPARTY CORP.
CONSOLIDATED BALANCE SHEETS (unaudited)
	Mar 29, 2008	Dec 29, 2007

ASSETS
Current assets:
Cash and cash equivalents	$66,216	$71,532
Restricted cash	541,190	862,536
Accounts receivable	858,784	1,105,807
Inventory, net	14,568,513	13,639,531
Prepaid expenses and other assets	1,270,307	996,779
Total current assets	17,305,010	16,676,185
Property and equipment, net	4,331,595	4,360,123
Intangible assets, net	2,762,040	1,756,800
Other assets	221,510	183,978
Total assets	$24,620,155	$22,977,086

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,700,244	$4,723,370
Accrued expenses	2,568,076	2,503,752
Current portion of capital lease obligations	30,924	30,473
Current notes payable	637,852	620,706
Borrowings under line of credit	4,121,547	2,613,511
Total current liabilities	14,058,643	10,491,812

Long-term liabilities:
Capital lease obligations, net of current portion	451	9,213
Notes payable, net of discount $289,780	3,156,314	3,271,632
Other liabilities	1,136,262	1,113,522
Total long-term liabilities	4,293,027	4,394,367

Commitments and contingencies

Stockholders' equity:
Convertible preferred stock - $.001 par value; 10,000,000 shares authorized,
Series B convertible preferred stock - 1,150,000 shares authorized; 464,151 and 465,401 shares issued and outstanding at Mar 29, 2008 and Dec 29, 2007, respectively
(aggregate liquidation value of $9,283,024 at Mar 29, 2008)	6,906,570	6,925,170
Series C convertible preferred stock - 100,000 shares authorized, issued and outstanding
(aggregate liquidation value of $2,000,000 at Mar 29, 2008)	1,492,000	1,492,000
Series D convertible preferred stock - 250,000 shares authorized, issued and outstanding
(aggregate liquidation value of $5,000,000 at Mar 29, 2008)	3,652,500	3,652,500
Series E convertible preferred stock - 296,666 shares authorized, issued and outstanding
(aggregate liquidation value of $1,112,497 at Mar 29, 2008)	1,112,497	1,112,497
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding
(aggregate liquidation value of $500,000 at Mar 29, 2008)	500,000	500,000
Total convertible preferred stock	13,663,567	13,682,167

Common stock - $.001 par value; 150,000,000 shares authorized; 22,717,400 and 22,700,655
shares issued and outstanding at Mar 29, 2008 and Dec 29, 2007, respectively	22,717	22,701

Additional paid-in capital	51,955,171	51,894,481
Accumulated deficit	(59,372,970)	(57,508,442)
Total stockholders' equity	6,268,485	8,090,907
Total liabilities and stockholders' equity	$24,620,155	$22,977,086

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the three months ended
	Mar 29, 2008	Mar 31, 2007
Revenues	$16,144,088	$15,599,159
Operating costs:
Cost of products sold and occupancy costs	9,983,347	9,406,774
Marketing and sales	5,849,752	5,586,074
General and administrative	1,963,165	1,882,857

Operating loss	(1,652,176)	(1,276,546)

Interest income	1,676	1,734
Interest expense	(214,028)	(228,044)

Net loss	$(1,864,528)	$(1,502,856)

Basic and diluted net loss per share	$(0.08)	$(0.07)

Weighted-average shares outstanding:
Basic and diluted	22,708,383	22,614,544

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended
	Mar 29, 2008	Mar 31, 2007
Operating activities:

Net loss	$(1,864,528)	$(1,502,856)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	501,724	414,875
Deferred rent	22,740	48,160
Non cash stock based compensation expense	42,106	10,892
Non cash warrant expense	51,138	51,138
Changes in operating assets and liabilities:
Accounts receivable	247,023	284,484
Inventory	(928,982)	(944,269)
Prepaid expenses and other assets	(146,773)	(524,621)
Accounts payable	1,976,874	1,130,574
Accrued expenses and other liabilities	64,324	(771,530)
Net cash used in operating activities	(34,354)	(1,803,153)

Investing activities:
Acquisition of retail stores and non-compete agreement	(1,350,000)	-
Purchase of property and equipment	(307,523)	(112,046)
Net cash used in investing activities	(1,657,523)	(112,046)

Financing activities:

Net borrowings under line of credit	1,508,036	1,295,806
Principal payments on notes payable	(149,310)	(177,962)
Decrease in restricted cash	321,346	178,308
Principal payments on capital lease obligations	(8,311)	(90,020)
Deferred financing costs	14,800	10,937
Proceeds from exercise of stock options	-	1,277
Net cash provided by financing activities	1,686,561	1,218,346

Net decrease in cash and cash equivalents	(5,316)	(696,853)

Cash and cash equivalents, beginning of period	71,532	760,376

Cash and cash equivalents, end of period	$66,216	$63,523

Supplemental disclosure of non-cash financing activities:

Conversion of Series B convertible preferred stock to common stock	$18,600	$14,800

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 29, 2008
(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

The interim consolidated financial statements as of March 29, 2008 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles.  The consolidated balance sheet at December 29, 2007 has been derived from the audited consolidated financial statements at that date.  Operating results for the Company on a quarterly basis may not be indicative of the results for the entire year due, in part, to the seasonality of the party goods industry.  Historically, higher revenues and operating income have been experienced in the second and fourth fiscal quarters, while the Company has generated losses in the first and third quarters.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K, for the year ended December 29, 2007.

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

Concentrations

The Company purchases its inventory from a diverse group of vendors.  Four suppliers account for approximately 48% of the Company’s purchases of merchandise for the three months ended March 29, 2008, but the Company does not believe that it is overly dependent upon any single source for its merchandise, often using more than one vendor for similar kinds of products.  The Company entered into a Supply Agreement with its largest supplier on August 7, 2006, which obligates the Company to purchase increased levels of merchandise until 2012.  The Supply Agreement provided for a ramp-up period during 2006 and 2007 and, for five years beginning with calendar year 2008, requires the Company to purchase on an annual basis merchandise equal to the total number of stores open during such calendar year, multiplied by $180,000.  The Supply Agreement provides for penalties in the event the Company fails to attain the annual purchase commitment that would require the Company to pay the difference between the purchases for that year and the annual purchase commitment for that year. The Company is not aware of any reason or circumstance that would prevent the minimum purchase amount commitments under the Supply Agreement from being met.

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

The Company uses controlled disbursement banking arrangements as part of its cash management program.  Outstanding checks, which were included in accounts payable, totaled $1,231,812 at March 29, 2008 and $329,756 at December 29, 2007.  The increase in outstanding checks as of March 29, 2008 is due to the timing of payments in March 2008 compared to the timing of payments made in December.

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

The activity in the allowance for obsolete and excess inventory is as follows:

	Three months ended	Twelve months ended
	Mar 29, 2008	Dec 29, 2007
Beginning balance	$969,859	$1,079,814
Increases to reserve	75,000	263,847
Write-offs against reserve	(27,760)	(373,802)
Ending balance	$1,017,099	$969,859

Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) on December 31, 2006. At the adoption date and as of March 29, 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities, retained earnings or operations were required.

Net Loss per Share

Net income (loss) per basic share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding.  The common share equivalents of Series B-F are required to be excluded in the calculation of net income (loss) per basic share in accordance with EITF Consensus 03-6, Participating Securities and the Two-Class Method under SFAS No. 128, which supersedes EITF Topic D-95, Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share. Since the preferred stockholders are entitled to participate in dividends when and if declared by the Board of Directors on the same basis as if the shares of Series B-F were converted to common stock, the application of EITF 03-6 has no effect on the amount of income (loss) per basic share of common stock.  For periods with net losses, the Company does not allocate losses to Series B-F preferred stock.

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

As of March 29, 2008, there were 28,235,321 potential additional common share equivalents outstanding, which were not included in the calculation of diluted net loss per share for the three months then ended because their effect would be anti-dilutive.  These included 15,493,183 shares upon the conversion of immediately convertible preferred stock, 2,083,334 shares upon the exercise of a warrant with an exercise price of $0.475 per share, 528,210 shares upon the exercise of warrants with a weighted average exercise price of $3.79 per share and 10,130,594 shares upon the exercise of stock options with a weighted average exercise price of $0.59 per share.

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

The stock based compensation expense recognized by the Company was:

	For the three months ended
	Mar 29, 2008	Mar 31, 2007
Stock Based Compensation Expense	$42,106	$10,892

Stock based compensation expense is included in general and administrative expense and had no impact on cash flow from operations and cash flow from financing activities for the three months ended on March 29, 2008.

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

There were no options granted in the first quarter of fiscal 2008 or the first quarter of fiscal 2007.

A summary of the Company's stock options is as follows:

						Weighted
	Number	Weighted				Average
	of	Average				Remaining	Aggregate
	Stock	Exercise	Price			Life	Intrinsic
	Options	Price	Range			(Years)	Value
Outstanding - December 29, 2007	10,130,594	$0.59	$0.13	-	$4.25
Granted	-	-	-	-	-
Expired/Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-

Outstanding - March 29, 2008	10,130,594	$0.59	$0.13	-	$4.25	4.2	$7,428

Exercisable - March 29, 2008	8,828,858	$0.62	$0.13	-	$4.25	3.4	$7,428

Available for grant - March 29, 2008	434,145

The following table summarizes information for options outstanding and exercisable at March 29, 2008:

			Outstanding			Exercisable
				Weighted
			Number	Average	Weighted	Number	Weighted
			of	Remaining	Average	of	Average
			Stock	Life	Exercise	Stock	Exercise
Price Range			Options	(Years)	Price	Options	Price
$0.13	-	$0.20	139,250	3.4	$0.18	139,250	$0.18
0.21	-	0.30	3,788,682	2.6	0.25	3,788,682	0.25
0.31	-	0.50	2,474,527	7.0	0.39	1,180,176	0.36
0.51	-	1.00	3,086,935	4.5	0.77	3,079,550	0.78
1.01	-	3.50	541,200	1.3	2.33	541,200	2.33
3.51	-	4.25	100,000	1.7	4.14	100,000	4.14
Total			10,130,594	4.2	$0.59	8,828,858	$0.62

The remaining unrecognized stock based compensation expense related to unvested awards at March 29, 2008, was $321,366 and the period of time over which this expense will be recognized is 3.25 years.

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

Intangible Assets

On August 15, 2007, the Company entered into an Asset Purchase Agreement to purchase two franchised Party City Corporation retail stores in Lincoln, Rhode Island and Warwick, Rhode Island, in exchange for aggregate consideration of $1,350,000 plus up to $400,000 for associated inventory. On January 2, 2008, the Company completed the purchase of the two stores. The aggregate consideration paid was $1,350,000 plus approximately $195,000 for associated inventory. Funding for the purchase was obtained from the Company’s existing line of credit with Wells Fargo Retail Finance. The stores were converted into iParty stores immediately following the closing of the transaction.

Intangible assets consist primarily of the values of two non-compete agreements acquired in conjunction with the purchase of retail stores in 2006 and 2008, and the values of retail store leases acquired in those transactions.  The values of $750,000 and $475,000 ascribed to the intangible assets for the non-compete agreement and occupancy valuations, respectively, related to the 2008 Rhode Island stores acquisition are based on preliminary valuations which are subject to revision upon finalization of these valuations.

The first non-compete agreement, from Party City Corporation and its affiliates,  covers Massachusetts, Maine, New Hampshire, Vermont, Rhode Island, and Windsor and New London counties in Connecticut, and expires in 2011.  The second non-compete agreement was acquired in connection with the Company’s purchase in January 2008 of the two party supply stores in Lincoln and Warwick, Rhode Island described above. It covers Rhode Island for five years from the date of closing and the rest of New England for three years. Both non-compete agreements have an estimated life of 60 months.

The occupancy valuations related to acquired retail store leases are for stores in Peabody, Massachusetts (estimated life of 90 months), Lincoln, Rhode Island (estimated life of 156 months) and Warwick, Rhode Island (estimated life of 120 months). Intangible assets also include legal and other transaction costs incurred related to the purchase of the Peabody, Lincoln and Warwick stores.

Intangible assets as of March 29, 2008 and December 29, 2007 were:

	Mar 29, 2008	Dec 29, 2007
Non-compete agreement	$2,369,540	1,688,346
Occupancy valuation	950,716	449,716
Other	157,855	182,048

Intangible assets	3,478,111	2,320,110

Less: accumulated amortization	(716,071)	(563,310)

Intangible assets, net	$2,762,040	$1,756,800

Amortization expense for these intangible assets was:

	For the three months ended
	Mar 29, 2008	Mar 31, 2007
Amortization expense	$152,760	$101,586

The amortization expense for the non-compete agreement and other intangible assets is included in general and administrative expense in the Consolidated Statement of Operations.  The amortization expense for occupancy valuation is included in cost of products sold and occupancy costs.

Future amortization expense related to these intangible assets as of March 29, 2008 is:

Year	Amount
2008	$458,281
2009	611,041
2010	611,041
2011	470,346
2012	273,372
Thereafter	337,959
Total	$2,762,040

Accounting for the Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  The Company’s review considers store operating results, future sales growth and cash flows.   During the third quarter of 2007, the Company decided to close its stores in North Providence, Rhode Island and Auburn, Massachusetts at the end of their lease terms, which expired on January 31, 2008.  No material impairment costs were incurred as a result of that decision.  As of March 29, 2008, the Company does not believe that any of its remaining assets are impaired.

Notes Payable

Notes payable consist of three notes entered into in fiscal 2006.

The “Highbridge Note” is a subordinated note in the stated principal amount of $2,500,000 that bears interest at the rate of prime plus one percent.  The note matures on September 15, 2009.  Interest only is payable quarterly in arrears and the entire principal balance is due at the maturity date. The original discount associated with the warrant issued in conjunction with the Highbridge Note (original discount amount $613,651) is being amortized using the effective interest method over the life of the note payable. The note payable balance of $2,210,220 as of March 29, 2008 is presented net of the remaining unamortized discount.

The “Amscan Note” is a subordinated promissory note in the original principal amount of $1,819,373, with a balance as of March 29, 2008 of $983,946. The note bears interest at the rate of 11.0% per annum and is payable in thirty-six (36) equal monthly installments of principal and interest of $59,562 beginning on November 1, 2006, and on the first day of each month thereafter until October 1, 2009, when the entire remaining principal balance and all accrued interest are due and payable.

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

The Supply Agreement with Amscan gives the Company the right to receive certain additional rebates and more favorable pricing terms over the term of the agreement than generally were available to the Company under its previous terms with Amscan.  The right to receive additional rebates, and the amount of such rebates, are subject to the Company’s achievement of increased levels of purchases and other factors provided for in the Supply Agreement.  In exchange, the Supply Agreement obligates the Company to purchase increased levels of merchandise from Amscan until 2012.  The Supply Agreement provided for a ramp-up period during 2006 and 2007 and, beginning with calendar year 2008, requires the Company to purchase on an annual basis merchandise equal to the total number of its stores open during such calendar year, multiplied by $180,000.  The Supply Agreement provides for penalties in the event the Company fails to attain the annual purchase commitment.

The Supply Agreement also provided for Amscan to extend, until October 31, 2006, approximately $1,150,000 of certain currently due Amscan payables owed by the Company to Amscan which would otherwise have been payable on August 8, 2006 (the “extended payables”) and gave the Company the right, at its option, to convert the extended payables into a subordinated promissory note. On October 24, 2006, the Company converted $1,143,896 of extended payables originally due to Amscan as of August 8, 2006 as well as an additional $675,477 of payables due to Amscan as of September 28, 2006 into a single subordinated promissory note in the total principal amount of $1,819,373 (the “Amscan Note”).

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

Stockholders’ Equity

During the three months ended March 29, 2008, there were no exercises of stock options; 16,745 shares of common stock were issued upon conversion of Series B convertible preferred stock.

Fair Value Measurements

Effective December 30, 2007, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also describes three levels of inputs that may be used to measure the fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – observable inputs other than quoted prices in active markets for identical assets or liabilities

Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions

The adoption of SFAS No. 157 had no effect on the Company's financial statements and related disclosures since the Company does not have financial assets or liabilities on a recurring basis that are subject to the provisions of SFAS No. 157.

Reclassifications

Certain prior year balances have been reclassified to conform with current year presentation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and related Notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and related Notes and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

Certain statements in this Quarterly Report on Form 10-Q, particularly statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of  the Securities Exchange Act of 1934, as amended.  The words “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  Forward-looking statements included in this Quarterly Report on Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (“SEC”), reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements.  Such future results are based upon our best estimates based upon current conditions and the most recent results of operations.  Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this Quarterly Report on Form 10-Q.  These include, but are not limited to, those described below under the heading “Factors That May Affect Future Results” and in Part II, Item 1A, “Risk Factors” as well as under Item 1A, “Risk Factors” of our most recently filed Annual Report on Form 10-K for the year ended December 29, 2007.

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

The following table shows the number of stores in operation:

	For the three months ended
	Mar 29, 2008	Mar 31, 2007
Beginning of period	50	50
Openings / Acquisitions	2	-
Closings	2	-
End of period	50	50

Our stores feature over 20,000 products ranging from paper party goods, Halloween costumes, greeting cards and balloons to more unique merchandise such as piñatas, tiny toys, masquerade and Hawaiian Luau items.  Our sales are driven by the following holiday and party events:  Halloween, Christmas, Easter, Valentine’s Day, New Year’s, Independence Day, St. Patrick’s Day, Thanksgiving, Hanukkah and professional sports playoff events.  We also focus our business closely on lifetime events such as anniversaries, graduations, birthdays, and bridal or baby showers.

Trends and Quarterly Summary

Our business has a seasonal pattern.  In the past three years, we have realized approximately 36.5% of our annual revenues in our fourth quarter, which includes Halloween and Christmas, and approximately 23.8% of our revenues in the second quarter, which includes school graduations.  Also, during the past three years, we have had net income in our second and fourth quarters and generated losses in our first and third quarters.

For the first quarter of 2008, our consolidated revenues were $16.1 million, compared to $15.6 million for the first quarter in 2007. The increase in first quarter revenues from the year-ago period included a 2.2% increase in comparable store sales from stores open more than one year. The increase in consolidated revenue was primarily due to an extra pre-New Years Eve shopping day and increased sales around the NFL playoffs and Super Bowl. Consolidated gross profit margin was 38.2% for the first quarter of 2008 compared to a margin of 39.7% for the same period in 2007. The decline in gross margins was substantially due to one time opening expenses for our two recently acquired stores in Rhode Island, and discounts taken to clear out excess holiday inventories. Consolidated net loss for the first quarter of 2008 was $1.9 million, or $0.08 per share, compared to consolidated net loss of $1.5 million, or $0.07 per share, for the first quarter in 2007.

For the remainder of 2008, we plan to leverage our occupancy costs, marketing and sales expense and general and administrative expenses by focusing on increasing sales in our comparable stores, opening or acquiring additional retail stores, closing underperforming stores as their lease terms expire, and/or opening temporary Halloween stores.

Acquisitions

We operate in a largely un-branded market that has many small businesses.  As a result, we have considered, and may continue to consider, growing our business through acquisitions of other entities.  Any determination to make an acquisition will be based upon a variety of factors, including, without limitation, the purchase price and other financial terms of the transaction, the entities’ prospects, geographical location and the extent to which any acquisition would enhance our operating results and financial position.

On August 15, 2007, we entered into an Asset Purchase Agreement to purchase two franchised Party City Corporation retail stores in Lincoln, Rhode Island and Warwick, Rhode Island, in exchange for aggregate consideration of $1,350,000 plus up to $400,000 for associated inventory. On January 2, 2008, we completed the purchase of the two stores. The aggregate consideration paid was $1,350,000 plus approximately $195,000 for associated inventory. The values of $750,000 and $475,000 ascribed to the intangible assets for the non-compete agreement and occupancy valuations, respectively, related to the 2008 Rhode Island stores acquisition are based on preliminary valuations which are subject to revision upon finalization of these valuations. Funding for the purchase was obtained from our existing line of credit with Wells Fargo Retail Finance. The stores were converted into iParty stores immediately following the closing of the transaction.

Results of Operations

Fiscal year 2008 has 52 weeks and ends on December 27, 2008.  Fiscal year 2007 had 52 weeks and ended on December 29, 2007.

The first quarter of fiscal year 2008 had 13 weeks and ended on March 29, 2008.  The first quarter of fiscal year 2007 had 13 weeks and ended on March 31, 2007.

Three Months Ended March 29, 2008 Compared to Three Months Ended March 31, 2007

Revenues

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.  Our consolidated revenues for the first quarter of fiscal 2008 were $16,144,088, an increase of $544,929, or 3.5% from the first quarter of the prior fiscal year.

	For the three months ended
	Mar 29, 2008	Mar 31, 2007
Revenues	$16,144,088	$15,599,159

Increase in revenues	3.5%	15.2%

Sales for the first quarter of fiscal 2008 included sales from 48 comparable stores (defined as stores open for at least one full year) and two stores that were acquired in January 2008. Comparable store sales for the quarter increased by 2.2%.

Cost of products sold and occupancy costs

Cost of products sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores.  Our cost of products sold and occupancy costs for the first quarter of fiscal 2008 were $9,983,347, or 61.8% of revenues, an increase of $576,573 and an increase of 1.5 percentage points, as a percentage of revenues, from the first quarter of the prior fiscal year.
	For the three months ended
	Mar 29, 2008	Mar 31, 2007
Cost of products sold and occupancy costs	$9,983,347	$9,406,774

Percentage of revenues	61.8%	60.3%

 As a percentage of revenues, the increase in cost of products sold and occupancy costs was primarily attributable to clearance markdowns of seasonal product, taken to clear out excess holiday inventories. The excess holiday inventories were caused by sluggish sales in December 2007, due in part to unusually inclement weather in New England.

 Marketing and sales expense

Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  Our consolidated marketing and sales expense for the first quarter of fiscal 2008 was $5,849,752, or 36.2% of revenues, an increase of $263,678 and an increase of 0.4 percentage points, as a percentage of revenues, from the first quarter of the prior fiscal year.

	For the three months ended
	Mar 29, 2008	Mar 31, 2007
Marketing and sales	$5,849,752	$5,586,074

Percentage of revenues	36.2%	35.8%

As a percentage of revenues, the increase in marketing and sales expense was primarily attributable to preopening expenses associated with the two Rhode Island stores that were acquired on January 2, 2008.

General and administrative expense

General and administrative (“G&A”) expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  Our consolidated G&A expense for the first quarter of fiscal 2008 was $1,963,165, or 12.2% of revenues, an increase of $80,308 and an increase of 0.1 percentage points, as a percentage of revenues, from the first quarter of the prior fiscal year.

	For the three months ended
	Mar 29, 2008	Mar 31, 2007
General and administrative	$1,963,165	$1,882,857

Percentage of revenues	12.2%	12.1%

As a percentage of revenues, the increase in general and administrative expense was primarily attributable to amortization of the intangible assets associated with the two Rhode Island stores that were acquired on January 2, 2008.

Operating loss

Our operating loss for the first quarter of fiscal 2008 was $1,652,176, or 10.2% of revenues, compared to an operating loss of $1,276,546, or 8.2% of revenues for the first quarter of the prior fiscal year.

Interest expense

Our interest expense in the first quarter of fiscal 2008 was $214,028, a decrease of $14,016 from the first quarter of the prior fiscal year.  The decrease in the first quarter of fiscal 2008 was primarily due to a lower effective rate for borrowings under our line of credit in the first quarter of 2008 versus the first quarter of 2007.

Income taxes

We have not provided for income taxes for the first quarter of fiscal 2008 or fiscal 2007 due to the availability of net operating loss (NOL) carryforwards to eliminate taxable income during those periods. No benefit has been recognized with respect to NOL carryforwards due to the uncertainty of future taxable income.

At the end of fiscal 2007, we had estimated net operating loss carryforwards of approximately $21.2 million, which begin to expire in 2018.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards will be subject to annual limitations based upon certain ownership changes of our stock that have occurred or that may occur.

Net Loss

Our net loss in the first quarter of fiscal 2008 was $1,864,528, or $0.08 per basic and diluted share, compared to a net loss of $1,502,856, or $0.07 per basic and diluted share, in the first quarter of the prior fiscal year.

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

Our prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, improve our infrastructure, respond to economic conditions, and meet contractual commitments.  We expect our capital expenditures for 2008 to include amounts related to improving existing stores and possibly amounts related to asset purchases for new stores and other expenditures related to opening new stores.  We believe, based on our current operating plan, that anticipated revenues from operations and borrowings available under our existing line of credit will be sufficient to fund our operations, working capital requirements and capital expenditures through the next twelve months.  In the event that our operating plan changes due to changes in our strategic plans, lower-than-expected revenues, unanticipated expenses, increased competition, unfavorable economic conditions or other unforeseen circumstances, our liquidity may be negatively impacted.  If so, we would be required to adjust our expenditures in 2008 to conserve working capital or raise additional capital, possibly including debt or equity financing, to fund operations and our growth strategy.  There can be no assurance, that, should we seek or require additional financing, such financing will be available, if at all, on terms and conditions acceptable to us, affecting our ability to effectuate our acquisition strategy.

Our operating activities used $34,354 in the first three months of fiscal 2008 compared to $1,803,153 used in the first three months of the prior fiscal year, a decrease of $1,768,799.  The decrease in cash used in operating activities was primarily due to higher accounts payable growth.  The higher accounts payable growth is primarily related to differences in the timing of payments to vendors at year end 2007 compared to the timing of those payments at year end 2006.

We used $1,657,523 in investing activities in the first three months of fiscal 2008 compared to $112,046 in the first three months of the prior fiscal year, an increase of $1,545,477.  The cash invested in the first three months of fiscal 2008 was primarily due to the acquisition in January 2008 of two retail stores located in Rhode Island and the related non-compete agreement (see discussion below).  The cash invested in the first three months of fiscal 2007 was primarily due to fixture and equipment improvements in our existing retail stores, plus the implementation of a new human resource information and payroll system.

Our financing activities provided $1,686,561 in the first three months of fiscal 2008 compared to providing $1,218,346 in the first three months of the prior fiscal year, an increase of $468,215.  The increase was primarily related to the borrowings in 2008 to finance the acquisition of the two retail stores located in Rhode Island and the non-compete agreement.

As mentioned above, on January 2, 2008, we completed the purchase from the franchisees of two franchised Party City Corporation (“Party City”) retail stores in Lincoln, Rhode Island and Warwick, Rhode Island.  The purchase was made pursuant to the Asset Purchase Agreement entered into on August 15, 2007 (the “Asset Purchase Agreement”). The aggregate consideration for the assets purchased and related non-competition covenants was $1,350,000, plus approximately $195,000 for associated inventory, paid in cash at closing, on terms and conditions specified in the Asset Purchase Agreement.  Funding for the purchase was obtained from our existing line of credit with Wells Fargo Retail Finance II, LLC (“Wells Fargo”). Both locations were converted into iParty stores immediately following the closing.

We have a line of credit (the “line”) with Wells Fargo, which expires on January 2, 2010.  The maximum loan amount available under the line of credit with Wells Fargo is $12,500,000, which may be increased up to a maximum level of $15,000,000, upon 15 days written notice, as long as we are in compliance with all debt covenants and the other provisions of the loan agreement.   The agreement permits us, at our option, to use the London Interbank Offered Rate (“LIBOR”) for certain of our borrowings rather than the bank’s base rate.  Borrowings under our line of credit are secured by our inventory and accounts receivable. We borrow against these assets at agreed upon advance rates, which vary at different times of the year.

Our inventory consists of party supplies which are valued at the lower of weighted-average cost or market and are reduced by an allowance for obsolete and excess inventory and other adjustments, including vendor rebates, discounts and freight costs.  Our line of credit availability calculation allows us to borrow against “acceptable inventory at cost”, which is based on our inventory at cost and applies adjustments that our lender has approved, which may be different than adjustments we use for valuing our inventory in our financial statements, such as the adjustment to reserve for inventory shortage.  The amount of “acceptable inventory at cost” was approximately $15,200,226 at March 29, 2008.

Our accounts receivable consist primarily of vendor rebate receivables and credit card receivables.  Our line of credit availability calculation allows us to borrow against “eligible credit card receivables”, which are the credit card receivables for the previous two to three days of business.  The amount of “eligible credit card receivables” was approximately $210,112 at March 29, 2008.

Our total borrowing base is determined by adding the “acceptable inventory at cost” times an agreed upon advance rate plus the “eligible credit card receivables” times an agreed upon advance rate but not to exceed our established credit limit, which was $12.5 million at March 29, 2008.  Under the terms of our line of credit, our $12,500,000 credit limit was further reduced by (1) a minimum availability block, (2) customer deposits, (3) gift certificates, (4) merchandise credits and (5) outstanding letters of credit. The amounts outstanding under our line were $4,121,547 at March 29, 2008 and $2,458,525 as of March 31, 2007.  Therefore, our additional availability was $3,906,743 at March 29, 2008 and $4,867,362 at March 31, 2007.

The outstanding balances under our line are classified as current liabilities in the accompanying consolidated balance sheets since we are required to apply daily lock-box receipts to reduce the amount outstanding.

Our line of credit includes a number of covenants, including a financial covenant requiring us to maintain a minimum availability under the line of 5% of the credit limit.  The agreement also has a covenant that requires us to limit our capital expenditures to within 110% of those amounts included in our business plan, which may be updated from time to time.   At March 29, 2008, we were in compliance with these financial covenants.

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

Contractual obligations at March 29, 2008 were as follows:

	Payments Due By Period
		Within	Within
	Within	2 - 3	4 - 5	After
	1 Year	Years	Years	5 Years	Total
Line of credit	$4,128,730	$-	$-	$-	$4,128,730
Capital lease obligations	35,012	511	-	-	35,523
Notes payable	938,250	3,627,126	-	-	4,565,376
Supply agreement	8,912,922	18,000,000	15,750,000	-	42,662,922
Operating leases (including retail space leases)	8,825,904	15,799,022	10,815,983	8,505,084	43,945,993
Total contractual obligations	$22,840,818	$37,426,659	$26,565,983	$8,505,084	$95,338,544

In addition, at March 29, 2008, we had outstanding purchase orders totaling approximately $4,971,419 for the acquisition of inventory and non-inventory items that are scheduled for delivery after March 29, 2008.

Seasonality

Due to the seasonality of our business, sales and operating income are typically higher in our second and fourth quarters.  Our business is highly dependent upon sales of graduation and summer merchandise in the second quarter and sales of Halloween and Christmas merchandise in the fourth quarter.  We have historically operated at a loss during the first and third quarters.

Geographic Concentration

As of March 29, 2008, we operated a total of 50 stores, 45 of which are located in New England.  As a result, a severe or prolonged regional recession or regional changes in demographics, employment levels, population, weather patterns, real estate market conditions, consumer confidence and spending patterns or other factors specific to the New England region may adversely affect us more than a company that is more geographically diverse.

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

Factors That May Affect Future Results

Our business is subject to certain risks that could materially affect our financial condition, results of operations, and the value of our common stock. These risks include, but are not limited to, the ones described under Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 and Part II, Item 1A, “Risk Factors” of subsequent Quarterly Reports on Form 10-Q, including this one.  Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that harm our business, financial condition, results of operations, or the value of our common stock.

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

Intangible Assets

Intangible assets consist primarily of the values of two non-compete agreements acquired in conjunction with the purchase of retail stores in 2006 and 2008, and the values of retail store leases acquired in those transactions.

The first non-compete agreement, from Party City Corporation and its affiliates,  covers Massachusetts, Maine, New Hampshire, Vermont, Rhode Island, and Windsor and New London counties in Connecticut, and expires in 2011.  The second non-compete agreement was acquired in connection with the Company’s purchase in January 2008 of two party supply stores in Lincoln and Warwick, Rhode Island from the franchisees. The acquired Rhode Island stores had been operated as Party City franchise stores, and were converted to iParty stores immediately following the closing. The second non-compete agreement covers Rhode Island for five years from the date of closing and the rest of New England for three years. Both non-compete agreements have an estimated life of 60 months.

The occupancy valuations related to acquired retail store leases are for stores in Peabody, Massachusetts (estimated life of 90 months), Lincoln, Rhode Island (estimated life of 156 months) and Warwick, Rhode Island (estimated life of 120 months). Intangible assets also include legal and other transaction costs incurred related to the purchase of the Peabody, Lincoln and Warwick stores.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we perform a review of each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  Our review considers store operating results, future sales growth and cash flows.  The conclusion regarding impairment may differ from current estimates if underlying assumptions or business strategies change.  As of December 29, 2007, we planned to close two stores in early January 2008, at the end of their lease terms.  These two stores were closed as planned. No impairment charges were required for these stores, as the assets related to them have been fully amortized, except for immaterial amounts, and no liability existed for future lease costs. We are not aware of any impairment indicators for any of our remaining stores at March 29, 2008.

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

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN48”) on December 31, 2006.  At the adoption date and as of March 29, 2008, we had no material unrecognized tax benefits and no adjustments to liabilities, retained earnings or operations were required.

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

New Accounting Pronouncements

No new accounting pronouncements were issued during the quarter ended March 29, 2008 that are expected to have a material impact on our financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our market risk exposure since the filing of our Annual Report on Form 10-K.

Item 4.  Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer and the Chief Financial Officer of iParty (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 29, 2008, the end of the fiscal quarter to which this report relates, that iParty's disclosure controls and procedures: are effective to ensure that information required to be disclosed by iParty in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by iParty in such reports is accumulated and communicated to iParty's management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.  iParty’s disclosure controls and procedures were designed to provide a reasonable level of assurance of reaching iParty’s disclosure requirements and are effective in reaching that level of assurance.

(b)         Changes in Internal Controls.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended March 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is not a party to any material pending legal proceedings, other than ordinary routine matters incidental to its business, which we do not expect, individually or in the aggregate, to have a material effect on its financial position or results of operations.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10K for the fiscal year ended December 29, 2007, as filed with the SEC on March 13, 2008.

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

Dated: May 9, 2008

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