Form 10-Q/A
period 2008-03-29
IPARTY CORP
filed 2008-06-02
CIK 1078383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2008

OR

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to _______________

Commission File Number 1-15611

iPARTY CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	76-0547750 (I.R.S. Employer Identification No.)

270 Bridge Street, Suite 301, Dedham, Massachusetts (Address of Principal Executive Offices)	02026 (Zip Code)

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

Explanatory Note:

This Amendment No. 1 (the “Amendment”) amends iParty Corp’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008 filed on May 9, 2008 (the “Original Filing”) to address comments received from the Staff of the Securities and Exchange Commission (“SEC Comments”).  This Amendment provides revised certifications from our principal executive and principal financial officers pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, attached as Exhibits 31.1 and 31.2, respectively, and a correction to our commission file number on the cover page of the Original Filing. The remainder of the Original Filing is unchanged and is not reproduced in this Amendment No. 1. This Amendment No. 1 speaks as of the filing date of the Original Filing and reflects only the provision of the updated certifications as noted above and the correction to the cover page. No other information included in the Original Filing, including the Company’s financial statements and the footnotes thereto, has been modified or updated to reflect any events that occurred subsequent to May 9, 2008.

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

Dated: June 2, 2008