Form 10-Q
period 2008-06-28
IPARTY CORP
filed 2008-08-11
CIK 1078383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2008

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

As of August 6, 2008 there were 22,731,667 shares of common stock, $.001 par value, outstanding.

iPARTY CORP.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
iPARTY CORP.
CONSOLIDATED BALANCE SHEETS (unaudited)
	Jun 28, 2008	Dec 29, 2007

ASSETS
Current assets:
Cash and cash equivalents	$64,792	$71,532
Restricted cash	657,079	862,536
Accounts receivable	891,285	1,105,807
Inventory, net	14,045,935	13,639,531
Prepaid expenses and other assets	680,115	996,779
Total current assets	16,339,206	16,676,185
Property and equipment, net	4,243,183	4,360,123
Intangible assets, net	2,582,646	1,756,800
Other assets	207,465	183,978
Total assets	$23,372,500	$22,977,086

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,458,549	$4,723,370
Accrued expenses	2,960,151	2,503,752
Current portion of capital lease obligations	23,065	30,473
Current notes payable	655,701	620,706
Borrowings under line of credit	2,590,988	2,613,511
Total current liabilities	12,688,454	10,491,812

Long-term liabilities:
Capital lease obligations, net of current portion	-	9,213
Notes payable, net of discount $238,642	3,036,793	3,271,632
Other liabilities	1,152,187	1,113,522
Total long-term liabilities	4,188,980	4,394,367

Commitments and contingencies

Stockholders' equity:
Convertible preferred stock - $.001 par value; 10,000,000 shares authorized,
Series B convertible preferred stock - 1,150,000 shares authorized; 463,086 and 465,401 shares issued and outstanding at June 28, 2008 and December 29, 2007, respectively
(aggregate liquidation value of $9,261,724 at June 28, 2008)	6,890,723	6,925,170
Series C convertible preferred stock - 100,000 shares authorized, issued and outstanding
(aggregate liquidation value of $2,000,000 at June 28, 2008)	1,492,000	1,492,000
Series D convertible preferred stock - 250,000 shares authorized, issued and outstanding
(aggregate liquidation value of $5,000,000 at June 28, 2008)	3,652,500	3,652,500
Series E convertible preferred stock - 296,666 shares authorized, issued and outstanding
(aggregate liquidation value of $1,112,497 at June 28, 2008)	1,112,497	1,112,497
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding
(aggregate liquidation value of $500,000 at June 28, 2008)	500,000	500,000
Total convertible preferred stock	13,647,720	13,682,167

Common stock - $.001 par value; 150,000,000 shares authorized; 22,731,667 and 22,700,655
shares issued and outstanding at June 28, 2008 and December 29, 2007, respectively	22,732	22,701

Additional paid-in capital	52,013,978	51,894,481
Accumulated deficit	(59,189,364)	(57,508,442)
Total stockholders' equity	6,495,066	8,090,907
Total liabilities and stockholders' equity	$23,372,500	$22,977,086

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the three months ended		For the six months ended
	Jun 28, 2008	Jun 30, 2007	Jun 28, 2008	Jun 30, 2007
Revenues	$20,103,668	$20,411,919	$36,247,756	$36,011,078
Operating costs:
Cost of products sold and occupancy costs	11,612,587	11,600,874	21,595,934	21,007,648
Marketing and sales	6,176,460	6,079,698	12,026,212	11,665,772
General and administrative	1,946,634	1,989,197	3,909,799	3,872,054

Operating income (loss)	367,987	742,150	(1,284,189)	(534,396)

Interest income	244	1,747	1,920	3,481
Interest expense	(184,625)	(231,759)	(398,653)	(459,803)

Net income (loss)	$183,606	$512,138	$(1,680,922)	$(990,718)

Income (loss) per share:
Basic	$0.00	$0.01	$(0.07)	$(0.04)
Diluted	$0.00	$0.01	$(0.07)	$(0.04)

Weighted-average shares outstanding:
Basic	38,210,583	38,199,738	22,713,989	22,618,685
Diluted	38,319,767	40,054,445	22,713,989	22,618,685

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended
	Jun 28, 2008	Jun 30, 2007
Operating activities:

Net loss	$(1,680,922)	$(990,718)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,026,102	843,498
Deferred rent	38,665	88,565
Non cash stock based compensation expense	80,949	30,438
Non cash warrant expense	106,407	102,275
Changes in operating assets and liabilities:
Accounts receivable	214,522	314,675
Inventory	(406,404)	(1,705,849)
Prepaid expenses and other assets	446,752	(295,837)
Accounts payable	1,735,179	1,951,181
Accrued expenses and other liabilities	456,399	(534,915)
Net cash provided by (used in) operating activities	2,017,649	(196,687)

Investing activities:
Acquisition of retail stores and non-compete agreement	(1,350,000)	-
Purchase of property and equipment	(568,183)	(305,163)
Net cash used in investing activities	(1,918,183)	(305,163)

Financing activities:

Net borrowings under line of credit	(22,523)	313,444
Principal payments on notes payable	(302,119)	(314,783)
Decrease in restricted cash	205,457	113,562
Principal payments on capital lease obligations	(16,621)	(329,910)
Deferred financing costs	29,600	22,899
Proceeds from exercise of stock options	-	1,277
Net cash used in financing activities	(106,206)	(193,511)

Net decrease in cash and cash equivalents	(6,740)	(695,361)

Cash and cash equivalents, beginning of period	71,532	760,376

Cash and cash equivalents, end of period	$64,792	$65,015

Supplemental disclosure of non-cash financing activities:

Conversion of Series B convertible preferred stock to common stock	$34,447	$14,800

The accompanying notes are an integral part of these Consolidated Financial Statements.

  iPARTY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2008
(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

The interim consolidated financial statements as of June 28, 2008 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles.  The consolidated balance sheet at December 29, 2007 has been derived from the audited consolidated financial statements at that date.  Operating results for the Company on a quarterly basis may not be indicative of the results for the entire year due, in part, to the seasonality of the party goods industry.  Historically, higher revenues and operating income have been experienced in the second and fourth fiscal quarters, while the Company has generated losses in the first and third quarters.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K, for the year ended December 29, 2007.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary after elimination of all significant intercompany transactions and balances.

Revenue Recognition

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale. The Company estimates returns based upon historical return rates and such amounts have not been significant.

Concentrations

The Company purchases its inventory from a diverse group of vendors. Five suppliers account for approximately 49% of the Company’s purchases of merchandise for the six months ended June 28, 2008, but the Company does not believe that it is overly dependent upon any single source for its merchandise, often using more than one vendor for similar kinds of products.  The Company entered into a Supply Agreement with its largest supplier on August 7, 2006. The Supply Agreement had a ramp-up period during 2006 and 2007 and, for five years beginning with calendar year 2008, requires the Company to purchase on an annual basis merchandise equal to the total number of stores open during such calendar year, multiplied by $180,000.  The Supply Agreement provides for penalties in the event the Company fails to attain the annual purchase commitment that would require the Company to pay the difference between the purchases for that year and the annual purchase commitment for that year. The Company is not aware of any reason or circumstance that would prevent the minimum purchase amount commitments under the Supply Agreement from being met.

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

The Company uses controlled disbursement banking arrangements as part of its cash management program.  Outstanding checks, which were included in accounts payable, totaled $1,705,180 at June 28, 2008 and $329,756 at December 29, 2007.  The increase in outstanding checks as of June 28, 2008 is due to the timing of payments made in June 2008 compared to the timing of payments made in December 2007.

Restricted cash represents funds on deposit established for the benefit of and under the control of Wells Fargo Retail Finance II, LLC, the Company’s lender under its line of credit, and constitutes collateral for amounts outstanding under the Company’s line of credit.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments.  The fair value of borrowings under the Company’s line of credit approximates carrying value because the debt bears interest at a variable market rate.  The fair value of the capital lease obligations approximates the carrying value.  The fair value of the notes payable approximates the carrying value.  The fair value of the warrants issued in 2006 was determined by using the Black-Scholes model (volatility of 108%, interest of 4.73% and expected life of five years).  The fair value of the warrants issued in 2008 was also determined by using the Black-Scholes model (volatility of 101%, risk free rate of 3.21% and expected life of five years).

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

The activity in the allowance for obsolete and excess inventory is as follows:

	Six months ended	Twelve months ended
	Jun 28, 2008	Dec 29, 2007
Beginning balance	$969,859	$1,079,814
Increases to reserve	190,000	263,847
Write-offs against reserve	(27,760)	(373,802)
Ending balance	$1,132,099	$969,859

Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) on December 31, 2006. At the adoption date and as of June 28, 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities, retained earnings or operations were required.

Net Income (Loss) per Share

Net income (loss) per basic share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding.  The common share equivalents of Series B-F are required to be included in the calculation of net income (loss) per basic share in accordance with EITF Consensus 03-6, Participating Securities and the Two-Class Method under SFAS No. 128, which supersedes EITF Topic D-95, Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share. Since the preferred stockholders are entitled to participate in dividends when and if declared by the Board of Directors on the same basis as if the shares of Series B-F were converted to common stock, the application of EITF 03-6 has no effect on the amount of income (loss) per basic share of common stock.  For periods with net losses, the Company does not allocate losses to Series B-F preferred stock.

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

As of June 28, 2008, there were 28,500,554 potential additional common share equivalents outstanding, which were not included in the calculation of diluted net loss per share for the six months then ended because their effect would be anti-dilutive.  These included 15,478,916 shares upon the conversion of immediately convertible preferred stock, 2,083,334 shares upon the exercise of a warrant with an exercise price of $0.475 per share, 528,210 shares upon the exercise of warrants with a weighted average exercise price of $3.79 per share, 100,000 shares upon the exercise of warrants with a weighted average exercise price of $1.50 per share and 10,310,094 shares upon the exercise of stock options with a weighted average exercise price of $0.59 per share.

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

The stock based compensation expense recognized by the Company was:

	For the three months ended		For the six months ended
	Jun 28, 2008	Jun 30, 2007	Jun 28, 2008	Jun 30, 2007
Stock Based Compensation Expense	$38,843	$19,546	$80,949	$30,438

Stock based compensation expense is included in general and administrative expense and had no impact on cash flow from operations and cash flow from financing activities for the six months ended June 28, 2008.

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

The Company granted options for the purchase of an aggregate of 200,000 shares of common stock to a key employee and each of the four independent members of the Board of Directors on June 4, 2008 at an exercise price of $0.29 per share.  Similarly, the Company granted options for the purchase of an aggregate of 1,350,000 shares of common stock to key employees and each of the four independent members of the Board of Directors on June 6, 2007 at an exercise price of $0.42 per share. The weighted-average fair market value using the Black-Scholes option pricing model of the options granted on June 4, 2008 was $0.22 per share, and was $0.33 per share for the options granted on June 6, 2007. The fair market value of the stock options at the date of the grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended		For the six months ended
	Jun 28, 2008	Jun 30, 2007	Jun 28, 2008	Jun 30, 2007
Risk-free interest rate	3.21%	4.94%	3.21%	4.94%
Expected volatility	101.2%	102.6%	101.2%	102.6%
Weighted average expected life (in years)	5.0	5.0	5.0	5.0
Expected dividends	0.00%	0.00%	0.00%	0.00%

A summary of the Company's stock options is as follows:

						Weighted
	Number	Weighted				Average
	of	Average				Remaining	Aggregate
	Stock	Exercise	Price			Life	Intrinsic
	Options	Price	Range			(Years)	Value
Outstanding - December 29, 2007	10,130,594	$0.59	$0.13	-	$4.25
Granted	200,000	0.29	0.29	-	0.29
Expired/Forfeited	(20,500)	0.57	0.20	-	0.69
Exercised	-	-	-	-	-

Outstanding - June 28, 2008	10,310,094	$0.59	$0.13	-	$4.25	4.0	$10,749

Exercisable - June 28, 2008	9,194,392	$0.61	$0.13	-	$4.25	3.4	$10,749

Available for grant - June 28, 2008	254,645

The following table summarizes information for options outstanding and exercisable at June 28, 2008:

			Outstanding			Exercisable
				Weighted
			Number	Average	Weighted	Number	Weighted
			of	Remaining	Average	of	Average
			Stock	Life	Exercise	Stock	Exercise
Price Range			Options	(Years)	Price	Options	Price
$0.13	-	$0.20	137,750	3.1	$0.18	137,750	$0.18
0.21	-	0.30	3,988,682	2.7	0.25	3,788,682	0.25
0.31	-	0.50	2,468,027	6.8	0.39	1,558,150	0.37
0.51	-	1.00	3,074,435	4.2	0.78	3,068,610	0.78
1.01	-	3.50	541,200	1.1	2.33	541,200	2.33
3.51	-	4.25	100,000	1.5	4.14	100,000	4.14
Total			10,310,094	4.0	$0.59	9,194,392	$0.61

The remaining unrecognized stock based compensation expense related to unvested awards at June 28, 2008, was $323,993 and the period of time over which this expense will be recognized is 4.0 years.

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

Intangible assets consist primarily of (i) the values of two non-compete agreements acquired in conjunction with the purchase of retail stores in 2006 and 2008, and (ii) the values of retail store leases acquired in those transactions. These assets have been accounted for at fair value as of their respective acquisition dates using significant other observable inputs, or Level 2 criteria, specified by SFAS No. 157 (see Fair Value Measurements section below).

The first non-compete agreement, from Party City Corporation and its affiliates,  covers Massachusetts, Maine, New Hampshire, Vermont, Rhode Island, and Windsor and New London counties in Connecticut, and expires in 2011.  The second non-compete agreement was acquired in connection with the Company’s purchase in January 2008 of the two party supply stores in Lincoln and Warwick, Rhode Island described above. It covers Rhode Island for five years from the date of closing and the rest of New England for three years. Both non-compete agreements have an estimated life of 60 months and are subject to certain terms and conditions in their respective acquisition agreements.

The occupancy valuations relate to acquired retail store leases for stores in Peabody, Massachusetts (estimated life of 90 months), Lincoln, Rhode Island (estimated life of 79 months) and Warwick, Rhode Island (estimated life of 96 months). Intangible assets also include legal and other transaction costs incurred related to the purchase of the Peabody, Lincoln and Warwick stores.

Intangible assets as of June 28, 2008 and December 29, 2007 were:

	Jun 28, 2008	Dec 29, 2007
Non-compete agreements	$2,358,540	1,688,346
Occupancy valuations	944,716	449,716
Other	157,855	182,048

Intangible assets	3,461,111	2,320,110

Less: accumulated amortization	(878,465)	(563,310)

Intangible assets, net	$2,582,646	$1,756,800

Amortization expense for these intangible assets was:

	For the three months ended		For the six months ended
	Jun 28, 2008	Jun 30, 2007	Jun 28, 2008	Jun 30, 2007
Amortization expense	$162,394	$114,498	$315,154	$228,996

The amortization expense for the non-compete agreement and other intangible assets is included in general and administrative expense in the Consolidated Statement of Operations.  The amortization expense for occupancy valuation is included in cost of products sold and occupancy costs in the Consolidated Statement of Operations.

Future amortization expense related to these intangible assets as of June 28, 2008 is:

Year	Amount
2008	$315,154
2009	630,308
2010	630,308
2011	489,612
2012	292,638
Thereafter	224,626
Total	$2,582,646

Accounting for the Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  The Company’s review considers store operating results, future sales growth and cash flows.   During the third quarter of 2007, the Company decided to close its stores in North Providence, Rhode Island and Auburn, Massachusetts at the end of their lease terms, which expired on January 31, 2008.  No material impairment costs were incurred as a result of that decision.  As of June 28, 2008, the Company does not believe that any of its assets are impaired.

Notes Payable

Notes payable consist of three notes entered into in fiscal 2006.

The “Highbridge Note” is a subordinated note in the stated principal amount of $2,500,000 that bears interest at the rate of prime plus one percent.  The note matures on September 15, 2009.  Interest only is payable quarterly in arrears and the entire principal balance is due at the maturity date. The original discount associated with the warrant issued in conjunction with the Highbridge Note (original discount amount $613,651) is being amortized using the effective interest method over the life of the note payable. The note payable balance of $2,261,358 as of June 28, 2008 is presented net of the remaining unamortized discount.

The “Amscan Note” is a subordinated promissory note in the original principal amount of $1,819,373, with a balance as of June 28, 2008 of $831,136. The note bears interest at the rate of 11.0% per annum and is payable in thirty-six (36) equal monthly installments of principal and interest of $59,562 beginning on November 1, 2006, and on the first day of each month thereafter until October 1, 2009, when the entire remaining principal balance and all accrued interest are due and payable.

The “Party City Note” is a subordinated promissory note in the principal amount of $600,000.   The note bears interest at the rate of 12.25% per annum and is payable by quarterly interest-only payments over four years, with the full principal amount due at the note’s maturity on August 7, 2010.

On August 7, 2006, the Company entered into a Supply Agreement with Amscan Inc. (“Amscan”), the largest supplier in the party goods industry.  The Supply Agreement with Amscan gives the Company the right to receive certain additional rebates and more favorable pricing terms over the term of the agreement than generally were available to the Company under its previous terms with Amscan.  The right to receive additional rebates, and the amount of such rebates, are subject to the Company’s achievement of increased levels of purchases and other factors provided for in the Supply Agreement.  In exchange, the Supply Agreement obligates the Company to purchase increased levels of merchandise from Amscan until 2012.  The Supply Agreement provided for an initial ramp-up period during 2006 and 2007 and, beginning with calendar year 2008, requires the Company to purchase on an annual basis merchandise equal to the total number of its stores open during such calendar year, multiplied by $180,000 until 2012.  The Supply Agreement provides for penalties in the event the Company fails to attain the annual purchase commitment.

The Supply Agreement also provided for Amscan to extend, until October 31, 2006, approximately $1,150,000 of certain currently due Amscan payables owed by the Company to Amscan which would otherwise have been payable on August 8, 2006 (the “extended payables”) and gave the Company the right, at its option, to convert the extended payables into a subordinated promissory note. On October 24, 2006, the Company converted $1,143,896 of extended payables originally due to Amscan as of August 8, 2006 as well as an additional $675,477 of payables due to Amscan as of September 28, 2006 into a single subordinated promissory note in the total principal amount of $1,819,373, which is the Amscan Note defined above.

On August 7, 2006, the Company also entered into and simultaneously closed an Asset Purchase Agreement with Party City, an affiliate of Amscan, pursuant to which the Company acquired a Party City retail party goods store in Peabody, Massachusetts and received a five-year non-competition covenant from Party City, for aggregate consideration of $2,450,000, payable by a subordinated note in the principal amount of $600,000, which is the Party City Note defined above, and $1,850,000 in cash.

Stockholders’ Equity

During the six months ended June 28, 2008, there were no exercises of stock options; 31,012 shares of common stock were issued upon conversion of 2,315 shares of Series B convertible preferred stock.

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

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

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

The following table shows the number of stores in operation:

	For the six months ended
	Jun 28, 2008	Jun 30, 2007
Beginning of period	50	50
Openings / Acquisitions	2	-
Closings	(2)	-
End of period	50	50

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

For the second quarter of 2008, our consolidated revenues were $20.1 million, compared to $20.4 million for the second quarter in 2007. The decrease in second quarter revenues from the year-ago period included a 2.8% decrease in comparable store sales from stores open more than one year. The decrease in consolidated revenue was primarily due to an early Easter holiday, which occurred in the first quarter rather than the second quarter, shifting sales that normally occur in the second quarter to the first quarter. Consolidated gross profit margin was 42.2% for the second quarter of 2008 compared to a margin of 43.2% for the same period in 2007. The decline in gross margins was substantially due to decreased leveraging of occupancy costs related to lower sales.  Consolidated net income for the second quarter of 2008 was $0.2 million, or $0.00 per share, compared to consolidated net income of $0.5 million, or $0.01 per share, for the second quarter in 2007.

For the remainder of 2008, we plan to leverage our occupancy costs, marketing and sales expense and general and administrative expenses by focusing on increasing sales in our comparable stores, opening or acquiring additional retail stores and/or opening temporary Halloween stores.

Acquisitions

We operate in a largely un-branded market that has many small businesses.  As a result, we have considered, and may continue to consider, growing our business through acquisitions of other entities.  Any determination to make an acquisition will be based upon a variety of factors, including, without limitation, the purchase price and other financial terms of the transaction, the entity’s prospects, geographical location and the extent to which any acquisition would enhance our operating results and financial position.

On August 15, 2007, we entered into an Asset Purchase Agreement to purchase two franchised Party City Corporation retail stores in Lincoln, Rhode Island and Warwick, Rhode Island, in exchange for aggregate consideration of $1,350,000 plus up to $400,000 for associated inventory. On January 2, 2008, we completed the purchase of the two stores. The aggregate consideration paid was $1,350,000 plus approximately $195,000 for associated inventory. The consideration paid for the assets acquired in the transaction was allocated based upon an independent appraisal to the following, based on their fair values on the date of purchase:

Fair Value at Jan 2, 2008
Non-compete agreement	$781,000
Occupancy valuation	495,000
Equipment and other	74,000
$1,350,000

 Funding for the purchase was obtained from our existing line of credit with Wells Fargo Retail Finance. The stores were converted into iParty stores immediately following the closing of the transaction.

Results of Operations

Fiscal year 2008 has 52 weeks and ends on December 27, 2008.  Fiscal year 2007 had 52 weeks and ended on December 29, 2007.

The second quarter of fiscal year 2008 had 13 weeks and ended on June 28, 2008.  The second quarter of fiscal year 2007 had 13 weeks and ended on June 30, 2007.

Three Months Ended June 28, 2008 Compared to Three Months Ended June 30, 2007

Revenues

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.  Our consolidated revenues for the second quarter of fiscal 2008 were $20,103,668, a decrease of $308,251, or 1.5% from the second quarter of the prior fiscal year, mainly due to an early Easter holiday, which occurred in the first quarter of 2008 and in the second quarter of 2007.

	For the three months ended
	Jun 28, 2008	Jun 30, 2007
Revenues	$20,103,668	$20,411,919

Increase (decrease) in revenues	-1.5%	9.8%

Sales for the second quarter of fiscal 2008 included sales from 48 comparable stores (defined as stores open for at least one full year) and two stores that were acquired in January 2008. Comparable store sales for the quarter decreased by 2.8%.

Cost of products sold and occupancy costs

Cost of products sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores.  Our cost of products sold and occupancy costs for the second quarter of fiscal 2008 were $11,612,587, or 57.8% of revenues, an increase of $11,713 and an increase of 1.0 percentage point, as a percentage of revenues, from the second quarter of the prior fiscal year.

	For the three months ended
	Jun 28, 2008	Jun 30, 2007
Cost of products sold and occupancy costs	$11,612,587	$11,600,874

Percentage of revenues	57.8%	56.8%

 As a percentage of revenues, the increase in cost of products sold and occupancy costs was primarily attributable to increases in occupancy costs as well as the decreased leveraging of those costs related to the lower sales in the second quarter of 2008 compared to the second quarter of the prior fiscal year.

 Marketing and sales expense

Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  Our consolidated marketing and sales expense for the second quarter of fiscal 2008 was $6,176,460, or 30.7% of revenues, an increase of $96,762 or an increase of 0.9 percentage point, as a percentage of revenues, from the second quarter of the prior fiscal year.

	For the three months ended
	Jun 28, 2008	Jun 30, 2007
Marketing and sales	$6,176,460	$6,079,698

Percentage of revenues	30.7%	29.8%

As a percentage of revenues, the increase in marketing and sales expense was primarily attributable to the shift of some advertising expenses from the first quarter to the second quarter of 2008 compared to the same periods in the prior fiscal year.

General and administrative expense

General and administrative (“G&A”) expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  Our consolidated G&A expense for the second quarter of fiscal 2008 was $1,946,634, or 9.7% of revenues, a decrease of $42,563 from the second quarter of the prior fiscal year.

	For the three months ended
	Jun 28, 2008	Jun 30, 2007
General and administrative	$1,946,634	$1,989,197

Percentage of revenues	9.7%	9.7%

The decrease in general and administrative expense from the second quarter of the prior fiscal year was primarily attributable to lower recruitment expenses and computer maintenance costs.

Operating income

Our operating income for the second quarter of fiscal 2008 was $367,987, or 1.8% of revenues, compared to an operating income of $742,150, or 3.6% of revenues for the second quarter of the prior fiscal year.

Interest expense

Our interest expense in the second quarter of fiscal 2008 was $184,625, a decrease of $47,134 from the second quarter of the prior fiscal year.  The decrease in the second quarter of fiscal 2008 was primarily due to a lower effective rate on our Highbridge Note and lower interest expense on our Amscan Note due to amortization of that indebtedness.

Income taxes

We have not provided for income taxes for the second quarter of fiscal 2008 or fiscal 2007 due to the availability of net operating loss (NOL) carryforwards to eliminate federal taxable income during those periods. No benefit has been recognized with respect to NOL carryforwards due to the uncertainty of future taxable income.

At the end of fiscal 2007, we had estimated federal net operating loss carryforwards of approximately $21.2 million, which begin to expire in 2018.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards will be subject to annual limitations based upon certain ownership changes of our stock that have occurred or that may occur.

Net Income

Our net income in the second quarter of fiscal 2008 was $183,606, or $0.00 per basic and diluted share, compared to a net income of $512,138, or $0.01 per basic and diluted share, in the second quarter of the prior fiscal year. The decrease in net income was mainly attributable to the decrease in sales and increase in occupancy costs discussed above.

Six Months Ended June 28, 2008 Compared to Six Months Ended June 30, 2007

Revenues

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.  Our consolidated revenues for the first six months of fiscal 2008 were $36,247,756, an increase of $236,678 or 0.7% from the first six months of the prior fiscal year.

	For the six months ended
	Jun 28, 2008	Jun 30, 2007
Revenues	$36,247,756	$36,011,078

Increase in revenues	0.7%	12.1%

Sales for the first six months of fiscal 2008 included sales from 48 comparable stores (defined as stores open for at least one full year) and two stores that were acquired in January 2008. Comparable store sales for the first six months decreased by 0.7%.

Cost of products sold and occupancy costs

Cost of products sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores.  Our cost of products sold and occupancy costs for the first six months of fiscal 2008 were $21,595,934, or 59.6% of revenues, an increase of $588,286 or an increase of 1.3 percentage points, as a percentage of revenues, from the first six months of the prior fiscal year.

	For the six months ended
	Jun 28, 2008	Jun 30, 2007
Cost of products sold and occupancy costs	$21,595,934	$21,007,648

Percentage of revenues	59.6%	58.3%

As a percentage of revenues, the increase in cost of products sold and occupancy costs was primarily attributable to clearance markdowns of seasonal product, taken to clear out excess holiday inventories, and to increases in store occupancy costs. The excess holiday inventories were caused by sluggish sales in December 2007, due in part to unusually inclement weather in New England.

 Marketing and sales expense

Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  Our consolidated marketing and sales expense for the first six months of fiscal 2008 was $12,026,212, or 33.2% of revenues, an increase of $360,440 or an increase of 0.8 percentage points, as a percentage of revenues, from the first six months of the prior fiscal year.

	For the six months ended
	Jun 28, 2008	Jun 30, 2007
Marketing and sales	$12,026,212	$11,665,772

Percentage of revenues	33.2%	32.4%

As a percentage of revenues, the increase in marketing and sales expense was primarily attributable to increased store payroll expenses, plus store opening costs associated with the two Rhode Island stores acquired on January 2, 2008.

General and administrative expense

General and administrative (“G&A”) expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  Our consolidated G&A expense for the first six months of fiscal 2008 was $3,909,799, or 10.8% of revenues, an increase of $37,745 from the first six months of the prior fiscal year.

	For the six months ended
	Jun 28, 2008	Jun 30, 2007
General and administrative	$3,909,799	$3,872,054

Percentage of revenues	10.8%	10.8%

The increase in general and administrative expense from the first six months of the prior fiscal year was primarily attributable to amortization of the intangible assets associated with the two Rhode Island stores that were acquired on January 2, 2008.

Operating loss

Our operating loss for the first six months of fiscal 2008 was $1,284,189, or 3.5% of revenues, compared to an operating loss of $534,396, or 1.5% of revenues for the first six months of the prior fiscal year.

Interest expense

Our interest expense in the first six months of fiscal 2008 was $398,653, a decrease of $61,150 from the first six months of the prior fiscal year.  The decrease in the first six months of fiscal 2008 was primarily due to a lower effective rate on our Highbridge Note and lower interest expense on our Amscan Note, due to amortization of that indebtedness.

Income taxes

We have not provided for income taxes for the first six months of fiscal 2008 or fiscal 2007 due to availability of net operating loss (NOL) carryforwards to eliminate federal taxable income during those periods. No benefit has been recognized with respect to NOL carryforwards due to the uncertainty of future taxable income.

At the end of fiscal 2007, we had estimated federal net operating loss carryforwards of approximately $21.2 million, which begin to expire in 2018.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards will be subject to annual limitations based upon certain ownership changes of our stock that have occurred or that may occur.

Net Loss

Our net loss in the first six months of fiscal 2008 was $1,680,922, or $0.07 per basic and diluted share, compared to a net loss of $990,718, or $0.04 per basic and diluted share, in the first six months of the prior fiscal year. The increase in net loss was mainly attributable to the decrease in sales and increase in occupancy costs and store opening costs discussed above.

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

Our prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, improve our infrastructure, respond to economic conditions, and meet contractual commitments.  We expect our capital expenditures for 2008 to include amounts related to improving existing stores and possibly amounts related to asset purchases for new stores and other expenditures related to opening new stores.  We believe, based on our current operating plan, that anticipated revenues from operations and borrowings available under our existing line of credit will be sufficient to fund our operations, working capital requirements and capital expenditures through the next twelve months.  In the event that our operating plan changes due to changes in our strategic plans, lower-than-expected revenues, unanticipated expenses, increased competition, unfavorable economic conditions or other unforeseen circumstances, our liquidity may be negatively impacted.  If so, we would be required to adjust our expenditures in 2008 to conserve working capital or raise additional capital, possibly including debt or equity financing, to fund operations and our growth strategy.  There can be no assurance, that, should we seek or require additional financing, such financing will be available, if at all, on terms and conditions acceptable to us, affecting our ability to effectuate our acquisition strategy. In September 2009, the Highbridge Note in the principal amount of $2,500,000, as defined below, is due and payable in full. In January 2010, our line of credit with Wells Fargo, as discussed more fully below, expires by its terms. We expect to extend our line of credit prior to its expiration date and to pay off with new indebtedness or refinance out of our existing line of credit the Highbridge Note. However, if we are unable to do so, for the reasons discussed above and in our risk factors, we would need to secure additional financing, which may not be available on commercially reasonable terms or at all, and could result in a materially adverse effect on our results of operations and financial position.

Our operating activities provided $2,017,649 in the first six months of fiscal 2008 compared to $196,687 used in the first six months of the prior fiscal year, an increase of $2,214,336.  The increase in cash provided in operating activities was primarily due to lower inventory purchases during the first six months of 2008 as compared to the first six months of 2007.

We used $1,918,183 in investing activities in the first six months of fiscal 2008 compared to $305,163 in the first six months of the prior fiscal year, an increase of $1,613,020.  The cash invested in the first six months of fiscal 2008 was primarily due to the acquisition in January 2008 of two retail stores located in Rhode Island and the related non-compete agreement (see discussion below).  The cash invested in the first six months of fiscal 2007 was primarily due to fixture and equipment improvements in our existing retail stores, plus the implementation of a new human resource information and payroll system.

Our financing activities used $106,206 in the first six months of fiscal 2008 compared to $193,511 in the first six months of the prior fiscal year, a decrease of $87,305.  The decrease was primarily related to lower principal payments in 2008 on capital lease obligations.

As mentioned above, on January 2, 2008, we completed the purchase of two franchised Party City Corporation (“Party City”) retail stores in Lincoln, Rhode Island and Warwick, Rhode Island.  The purchase was made pursuant to the Asset Purchase Agreement entered into on August 15, 2007 (the “Asset Purchase Agreement”). The aggregate consideration for the assets purchased and related non-competition covenants was $1,350,000, plus approximately $195,000 for associated inventory, paid in cash at closing, on terms and conditions specified in the Asset Purchase Agreement.  Funding for the purchase was obtained from our existing line of credit with Wells Fargo Retail Finance II, LLC (“Wells Fargo”). Both locations were converted into iParty stores immediately following the closing.

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

Our inventory consists of party supplies which are valued at the lower of weighted-average cost or market and are reduced by an allowance for obsolete and excess inventory and are further reduced or increased by other adjustments, including vendor rebates and discounts and freight costs.  Our line of credit availability calculation allows us to borrow against “acceptable inventory at cost”, which is based on our inventory at cost and applies adjustments that our lender has approved, which may be different than adjustments we use for valuing our inventory in our financial statements, such as the adjustment to reserve for inventory shortage.  The amount of “acceptable inventory at cost” was approximately $14,999,093 at June 28, 2008.

Our accounts receivable consist primarily of credit card receivables and vendor rebate receivables.  Our line of credit availability calculation allows us to borrow against “eligible credit card receivables”, which are the credit card receivables for the previous two to three days of business.  The amount of “eligible credit card receivables” was approximately $325,751 at June 28, 2008.

Our total borrowing base is determined by adding the “acceptable inventory at cost” times an agreed upon advance rate plus the “eligible credit card receivables” times an agreed upon advance rate but not to exceed our established credit limit, which was $12,500,000 at June 28, 2008.  Under the terms of our line of credit, our $12,500,000 credit limit was further reduced by (1) a minimum availability block, (2) customer deposits, (3) gift certificates, (4) merchandise credits and (5) outstanding letters of credit. The amounts outstanding under our line were $2,590,988 at June 28, 2008 and $1,476,163 as of June 30, 2007.  Therefore, our additional availability was $5,682,749 at June 28, 2008 and $6,441,972 at June 30, 2007.

The outstanding balances under our line are classified as current liabilities in the accompanying consolidated balance sheets since we are required to apply daily lock-box receipts to reduce the amount outstanding.

Our line of credit includes a number of covenants, including a financial covenant requiring us to maintain a minimum availability under the line of 5% of the credit limit.  The agreement also has a covenant that requires us to limit our capital expenditures to within 110% of those amounts included in our business plan, which may be updated from time to time.  At June 28, 2008, we were in compliance with these financial covenants.

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

The Supply Agreement also provided for Amscan to extend, until October 31, 2006, approximately $1,150,000 of certain currently due payables owed by us to Amscan which would otherwise have been payable by us on August 8, 2006 (the “extended payables”) and gave us the right, at our option, to convert the extended payables into a subordinated promissory note.

On October 24, 2006, we elected to convert $1,143,896 of extended payables originally due to Amscan as of August 8, 2006 as well as an additional $675,477 of payables due to Amscan as of September 28, 2006 into a single subordinated promissory note in the total principal amount of $1,819,373 (“the Amscan Note”).  The Amscan Note  bears interest at the rate of 11.0% per annum and is payable in thirty-six (36) equal monthly installments of principal and interest of $59,562 commencing on November 1, 2006, and on the first day of each month thereafter until October 1, 2009, when the entire remaining principal balance and all accrued interest is due and payable.

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

Contractual obligations at June 28, 2008 were as follows:

	Payments Due By Period
		Within	Within
	Within	2 - 3	4 - 5	After
	1 Year	Years	Years	5 Years	Total
Line of credit	$2,593,408	$-	$-	$-	$2,593,408
Capital lease obligations	26,114	-	-	-	26,114
Notes payable	938,284	3,393,841	-	-	4,332,125
Supply agreement	9,100,728	18,000,000	13,500,000	-	40,600,728
Operating leases (including retail space leases)	8,733,410	15,373,251	10,046,077	7,584,706	41,737,444
Total contractual obligations	$21,391,944	$36,767,092	$23,546,077	$7,584,706	$89,289,819

In addition, at June 28, 2008, we had outstanding purchase orders, exclusive of the amounts to which the company is obligated under the Amscan supply agreement, totaling approximately $8,586,444 for the acquisition of inventory and non-inventory items that are scheduled for delivery after June 28, 2008.

Seasonality

Due to the seasonality of our business, sales and operating income are typically higher in our second and fourth quarters.  Our business is highly dependent upon sales of graduation and summer merchandise in the second quarter and sales of Halloween and Christmas merchandise in the fourth quarter.  We have historically operated at a loss during the first and third quarters.

Geographic Concentration

As of June 28, 2008, we operated a total of 50 stores, 45 of which are located in New England.  As a result, a severe or prolonged regional recession or regional changes in demographics, employment levels, population, weather patterns, real estate market conditions, consumer confidence and spending patterns or other factors specific to the New England region may adversely affect us more than a company that is more geographically diverse.

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

Factors That May Affect Future Results

Our business is subject to certain risks that could materially affect our financial condition, results of operations, and the value of our common stock. These risks include, but are not limited to, the ones described herein under Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, and Part II, Item 1A, “Risk Factors” contained in our Quarterly Reports on Form 10-Q, including this one, and in our periodic reports filed with the Commission.  Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that harm our business, financial condition, results of operations, or the value of our common stock.

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

The first non-compete agreement, from Party City Corporation and its affiliates, covers Massachusetts, Maine, New Hampshire, Vermont, Rhode Island, and Windsor and New London counties in Connecticut, and expires in 2011.  The second non-compete agreement was acquired in connection with the Company’s purchase in January 2008 of two franchised party supply stores in Lincoln and Warwick, Rhode Island.  The acquired Rhode Island stores had been operated as Party City franchise stores, and were converted to iParty stores immediately following the closing. The second non-compete agreement covers Rhode Island for five years from the date of closing and the rest of New England for three years. Both non-compete agreements have an estimated life of 60 months and are subject to certain terms and conditions in their respective acquisition agreements.

The occupancy valuations related to acquired retail store leases are for stores in Peabody, Massachusetts (estimated life of 90 months), Lincoln, Rhode Island (estimated life of 79 months) and Warwick, Rhode Island (estimated life of 96 months). Intangible assets also include legal and other transaction costs incurred related to the purchase of the Peabody, Lincoln and Warwick stores.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we perform a review of each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  Our review considers store operating results, future sales growth and cash flows.  The conclusion regarding impairment may differ from current estimates if underlying assumptions or business strategies change.  As of December 29, 2007, we planned to close two stores in early January 2008, at the end of their lease terms.  These two stores were closed as planned. No impairment charges were required for these stores, as the assets related to them have been fully amortized, except for immaterial amounts, and no liability existed for future lease costs. We are not aware of any impairment indicators for any of our remaining stores at June 28, 2008.

Income Taxes

Historically, we have not recognized an income tax benefit for our losses. Accordingly, we record a valuation allowance against our deferred tax assets because of the uncertainty of future taxable income and the realizability of the deferred tax assets.  In determining if a valuation allowance against our deferred tax asset is appropriate, we consider both positive and negative evidence.  The positive evidence that we considered included: (1) we were profitable in 2007 and 2006, (2) we have achieved positive comparable store sales growth for the last six years and (3) we had improved merchandise margins in 2007.  The negative evidence that we considered included: (1) we realized a net loss in 2005, (2) our merchandise margins decreased in 2006 and 2005, (3) our future profitability is vulnerable to certain risks, including (a) the risk that we may not be able to generate significant taxable income to fully utilize our net operating loss carryforwards of approximately $21.2 million, (b) the risk of unseasonable weather and other factors in a single geographic region, New England, where our stores are concentrated, (c) the risk of being so dependent upon a single season, Halloween, for a significant amount of annual sales and profitability and (d) the risk of fluctuating prices for petroleum products, which are a key raw material for much of our merchandise and which affect our freight costs and those of our suppliers and affect our customers’ spending levels and patterns, (e) the costs of opening or acquiring new stores will put pressure on our profit margins until these stores reach maturity, (f) the expected costs of increased regulatory compliance, including, without limitation, those associated with Section 404 of the Sarbanes-Oxley Act, will have a negative impact on our profitability.

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

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN48”) on December 31, 2006.  At the adoption date and as of June 28, 2008, we had no material unrecognized tax benefits and no adjustments to liabilities, retained earnings or operations were required.

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

New Accounting Pronouncements

No new accounting pronouncements were issued during the quarter ended June 28, 2008 that are expected to have a material impact on our financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our market risk exposure since the filing of our Annual Report on Form 10-K.

Item 4.  Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer and the Chief Financial Officer of iParty (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 28, 2008, the end of the fiscal quarter to which this report relates, that iParty's disclosure controls and procedures: are effective to ensure that information required to be disclosed by iParty in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by iParty in such reports is accumulated and communicated to iParty's management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.  iParty’s disclosure controls and procedures were designed to provide a reasonable level of assurance of reaching iParty’s disclosure requirements and are effective in reaching that level of assurance.

(b)         Changes in Internal Controls.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended June 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity and Securities and Use of Proceeds

On February 28, 2008, the Company entered into an agreement with Booke & Company, Inc. (“Booke”) to provide investor relations services to the Company.  The agreement with Booke is for a term of one year. In connection with Booke providing services to the Company, on June 19, 2008, the Company issued warrants to purchase up to an aggregate of 100,000 shares of common stock at an exercise price of $1.50 per share to two employees of Booke.  The warrants are five year warrants that vest periodically over the first year of the warrant.  The warrants and the shares of common stock underlying the warrants have not been registered under the Securities Act of 1933.  The issuance of the warrants is exempt from the registration provisions of the Securities Act of 1933, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder.  The issuance of the warrants did not trigger any anti-dilution provisions under the Company’s certificate of incorporation.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On June 4, 2008 and, at a reconvened meeting on June 27, 2008, we held our Annual Meeting of Stockholders.  At the Annual Meeting, our stockholders elected six (6) directors to our Board of Directors, including the designee of the holders of the Series C convertible preferred stock, and approved the proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accountants for the fiscal year ended December 27, 2008.  Our stockholders did not cast the requisite number of votes to approve the proposal to amend the terms of the Series B convertible preferred stock to change the requisite number of shares or holders necessary to amend or waive certain provisions therein.  Each director nominee, other than the Series C director nominee, was approved by a plurality of the votes cast.  The Series C director nominee was approved by a majority of the votes cast by the holders of the Series C convertible preferred stock.  The ratification of the appointment of our independent registered public accountants was approved by the requisite affirmative vote of a majority of the total votes cast by stockholders.

Proposal 1. Election of the Board of Directors, including Series C director nominee

Directors	Votes For	Withheld

Sal Perisano	29,601,218	732,625
Daniel DeWolf	30,147,618	186,225
Frank Haydu	30,147,618	186,225
Eric Schindler	30,147,868	185,975
Joseph Vassalluzzo	29,601,218	732,625
Robert Jevon*	1,300,000	-
* Series C Director

Proposal 2.  To amend the Certificate of Designations – Series B

	Votes For	Against	Abstain	Not Voted

Common Shares	15,870,305	991,554	76,760	14,688,301
Shares voted – B Preferred	2,274,005	198,705	16,250	3,544,873
Stockholders – B Preferred	22	6	1	71

Proposal 3. Ratification of appointment of Ernst & Young LLP as our independent public auditor

Votes For	Against	Abstain

30,130,028	164,555	39,260

Abstentions and broker non votes counted as “Against” votes for purposes of counting the votes on Proposal 2, but had no effect on the other proposals.

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

By:                /s/ DAVID ROBERTSON
David Robertson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 11, 2008

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
Ex. 10.1	Compensation Arrangements with Messrs. De Wolf, Haydu, Schindler, and Vassalluzzo
Ex. 10.2	Written Summary of Renewed One-Year Part-time Consulting Arrangement with Mr. Vassalluzzo
Ex. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
Ex. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
Ex. 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
Ex. 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350