Form 10-Q
period 2008-09-27
IPARTY CORP
filed 2008-10-29
CIK 1078383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2008

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

As of  October 24, 2008 there were 22,731,667 shares of common stock, $.001 par value, outstanding.

iPARTY CORP.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

iPARTY CORP.
CONSOLIDATED BALANCE SHEETS (unaudited)
	Sep 27, 2008	Dec 29, 2007

ASSETS
Current assets:
Cash and cash equivalents	$62,563	$71,532
Restricted cash	556,961	862,536
Accounts receivable	1,108,727	1,105,807
Inventory, net	17,391,470	13,639,531
Prepaid expenses and other assets	1,188,989	996,779
Total current assets	20,308,710	16,676,185
Property and equipment, net	3,965,581	4,360,123
Intangible assets, net	2,452,219	1,756,800
Other assets	195,081	183,978
Total assets	$26,921,591	$22,977,086

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,946,813	$4,723,370
Accrued expenses	2,668,414	2,503,752
Current portion of capital lease obligations	14,754	30,473
Current notes payable, net of discount $187,504	2,986,545	620,706
Borrowings under line of credit	4,320,714	2,613,511
Total current liabilities	19,937,240	10,491,812

Long-term liabilities:
Capital lease obligations, net of current portion	-	9,213
Notes payable	600,000	3,271,632
Other liabilities	1,170,612	1,113,522
Total long-term liabilities	1,770,612	4,394,367

Commitments and contingencies

Stockholders' equity:
Convertible preferred stock - $.001 par value; 10,000,000 shares authorized,
Series B convertible preferred stock - 1,150,000 shares authorized; 463,086 and 465,401 shares issued and outstanding at September 27, 2008 and December 29, 2007, respectively
(aggregate liquidation value of $9,261,724 at September 27, 2008)	6,890,723	6,925,170
Series C convertible preferred stock - 100,000 shares authorized, issued and outstanding
(aggregate liquidation value of $2,000,000 at September 27, 2008)	1,492,000	1,492,000
Series D convertible preferred stock - 250,000 shares authorized, issued and outstanding
(aggregate liquidation value of $5,000,000 at September 27, 2008)	3,652,500	3,652,500
Series E convertible preferred stock - 296,666 shares authorized, issued and outstanding
(aggregate liquidation value of $1,112,497 at September 27, 2008)	1,112,497	1,112,497
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding
(aggregate liquidation value of $500,000 at September 27, 2008)	500,000	500,000
Total convertible preferred stock	13,647,720	13,682,167

Common stock - $.001 par value; 150,000,000 shares authorized; 22,731,667 and 22,700,655
shares issued and outstanding at September 27, 2008 and December 29, 2007, respectively	22,732	22,701

Additional paid-in capital	52,055,281	51,894,481
Accumulated deficit	(60,511,994)	(57,508,442)
Total stockholders' equity	5,213,739	8,090,907
Total liabilities and stockholders' equity	$26,921,591	$22,977,086

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the three months ended		For the nine months ended
	Sep 27, 2008	Sep 29, 2007	Sep 27, 2008	Sep 29, 2007
Revenues	$17,742,315	$18,208,760	$53,990,071	$54,219,838
Operating costs:
Cost of products sold and occupancy costs	10,629,144	10,679,713	32,225,078	31,687,361
Marketing and sales	6,677,703	6,620,424	18,703,915	18,286,196
General and administrative	1,580,277	1,828,865	5,490,076	5,700,919

Operating loss	(1,144,809)	(920,242)	(2,428,998)	(1,454,638)

Interest income	240	1,198	2,160	4,679
Interest expense	(178,061)	(214,614)	(576,714)	(674,417)

Net loss	$(1,322,630)	$(1,133,658)	$(3,003,552)	$(2,124,376)

Income loss per share:
Basic and diluted	$(0.06)	$(0.05)	$(0.13)	$(0.09)

Weighted-average shares outstanding:
Basic and diluted	22,730,295	22,642,280	22,719,425	22,626,550

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended
	Sep 27, 2008	Sep 29, 2007
Operating activities:

Net loss	$(3,003,552)	$(2,124,376)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,522,738	1,264,302
Deferred rent	57,090	138,490
Non cash stock based compensation expense	119,153	87,071
Non cash warrant expense	160,644	153,413
Changes in operating assets and liabilities:
Accounts receivable	(2,920)	47,058
Inventory	(3,751,939)	(5,097,011)
Prepaid expenses and other assets	(77,449)	(469,127)
Accounts payable	5,223,443	5,486,523
Accrued expenses and other liabilities	164,662	(246,920)
Net cash provided by (used in) operating activities	411,870	(760,577)

Investing activities:
Acquisition of retail stores and non-compete agreement	(1,350,000)	-
Purchase of property and equipment	(643,878)	(650,536)
Net cash used in investing activities	(1,993,878)	(650,536)

Financing activities:

Net borrowings under line of credit	1,707,203	1,381,960
Principal payments on notes payable	(459,206)	(455,433)
Decrease in restricted cash	305,575	71,483
Principal payments on capital lease obligations	(24,932)	(338,220)
Deferred financing costs	44,399	51,951
Proceeds from exercise of stock options	-	4,583
Net cash provided by financing activities	1,573,039	716,324

Net decrease in cash and cash equivalents	(8,969)	(694,789)

Cash and cash equivalents, beginning of period	71,532	760,376

Cash and cash equivalents, end of period	$62,563	$65,587

Supplemental disclosure of non-cash financing activities:

Conversion of Series B convertible preferred stock to common stock	$34,447	$44,640

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 27, 2008
(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

The interim consolidated financial statements as of September 27, 2008 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.  The consolidated balance sheet at December 29, 2007 has been derived from the audited consolidated financial statements at that date.  Operating results for the Company on a quarterly basis may not be indicative of the results for the entire year due, in part, to the seasonality of the party goods industry.  Historically, higher revenues and operating income have been experienced in the second and fourth fiscal quarters, while the Company has generated losses in the first and third quarters.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K, for the year ended December 29, 2007.

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

Concentrations

The Company purchases its inventory from a diverse group of vendors. Five suppliers account for approximately 43% of the Company’s purchases of merchandise for the nine months ended September 27, 2008, but the Company does not believe that it is overly dependent upon any single source for its merchandise, often using more than one vendor for similar kinds of products.  The Company entered into a Supply Agreement with its largest supplier on August 7, 2006. The Supply Agreement had a ramp-up period during 2006 and 2007 and, for five years beginning with calendar year 2008, requires the Company to purchase on an annual basis merchandise equal to the total number of stores open during such calendar year, multiplied by $180,000.  The Supply Agreement provides for penalties in the event the Company fails to attain the annual purchase commitment that would require the Company to pay the difference between the purchases for that year and the annual purchase commitment for that year.  Under the terms of the Supply Agreement, the annual purchase commitment for any individual year can be reduced for orders placed by the Company but not filled within a specified time period by the supplier.  During 2008, the supplier experienced difficulty in filling completely certain orders sourced out of China.  Accordingly, the supplier agreed to reduce the Company’s purchase commitment for 2008 to 90% of the contractual minimum for that year. The Company is not aware of any reason or circumstance that would prevent the minimum purchase amount commitments, as adjusted, under the Supply Agreement from being met.

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

The Company uses controlled disbursement banking arrangements as part of its cash management program.  Outstanding checks, which were included in accounts payable, totaled $1,099,796 at September 27, 2008 and $329,756 at December 29, 2007.  The increase in outstanding checks as of September 27, 2008 is due to the timing of payments made in September 2008 compared to the timing of payments made in December 2007.

Restricted cash represents funds on deposit established for the benefit of and under the control of Wells Fargo Retail Finance II, LLC, the Company’s lender under its line of credit, and constitutes collateral for amounts outstanding under the Company’s line of credit.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments.  The fair value of borrowings under the Company’s line of credit approximates carrying value because the debt bears interest at a variable market rate.  The fair value of the capital lease obligations approximates the carrying value.  The fair value of the notes payable approximates the carrying value since the majority of the principal bears interest at a variable market rate.  The fair value of the warrants issued in 2006 was determined by using the Black-Scholes model (volatility of 108%, interest of 4.73% and expected life of five years).  The fair value of the warrants issued in 2008 was also determined by using the Black-Scholes model (volatility of 101%, risk free rate of 3.21% and expected life of five years).

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

The activity in the allowance for obsolete and excess inventory is as follows:

	Nine months ended	Twelve months ended
	Sep 27, 2008	Dec 29, 2007
Beginning balance	$969,859	$1,079,814
Increases to reserve	265,000	263,847
Write-offs against reserve	(381,358)	(373,802)
Ending balance	$853,501	$969,859

Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) on December 31, 2006. At the adoption date and as of September 27, 2008, the Company had no material unrecognized tax benefits and upon adoption on December 31, 2006 no adjustments to liabilities, retained earnings or operations were required.

Net Loss per Share

Net loss per basic share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding.  The common share equivalents of Series B-F preferred stock are required to be included in the calculation of net loss per basic share in accordance with EITF Consensus 03-6, Participating Securities and the Two-Class Method under SFAS No. 128, which supersedes EITF Topic D-95, Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share. Since the preferred stockholders are entitled to participate in dividends when and if declared by the Board of Directors on the same basis as if the shares of Series B-F preferred stock were converted to common stock, the application of EITF 03-6 has no effect on the amount of loss per basic share of common stock.  For periods with net losses, the Company does not allocate losses to Series B-F preferred stock.

Net loss per diluted share under EITF 03-6 is computed by dividing net loss by the weighted average number of common shares outstanding, plus the common share equivalents of Series B-F preferred stock on an as if-converted basis, plus the common share equivalents of the “in the money” stock options and warrants as computed by the treasury method.  For the periods with net losses, the Company excludes those common share equivalents since their impact would be anti-dilutive.

As of September 27, 2008, there were 27,277,567 potential additional common share equivalents outstanding, which were not included in the calculation of diluted net loss per share for the nine months then ended because their effect would be anti-dilutive.  These included 15,478,916 shares upon the conversion of immediately convertible preferred stock, 2,083,334 shares upon the exercise of a warrant with an exercise price of $0.475 per share, 528,210 shares upon the exercise of warrants with a weighted average exercise price of $3.79 per share, 100,000 shares upon the exercise of warrants with a weighted average exercise price of $1.50 per share and 9,087,107 shares upon the exercise of stock options with a weighted average exercise price of $0.55 per share.

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

The stock based compensation expense recognized by the Company was:

	For the three months ended		For the nine months ended
	Sep 27, 2008	Sep 29, 2007	Sep 27, 2008	Sep 29, 2007
Stock Based Compensation Expense	$38,204	$56,633	$119,153	$87,071

Stock based compensation expense is included in general and administrative expense and had no impact on cash flow from operations and cash flow from financing activities for the nine months ended September 27, 2008.

On September 26, 2007, the Board of Directors, acting on the recommendation of the Compensation Committee, extended the expiration date on options to purchase 970,087 shares of the Company’s common stock held by a former officer for an additional six months following his termination date, making the expiration date August 15, 2008.  As a result, additional stock based compensation of $14,569, representing the change in the fair value of these options immediately before and after this modification, was recorded as of September 26, 2007 as required by Statement No. 123(R). The options covered by this extension were not exercised, and so expired on August 15, 2008.

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

	For the three months ended		For the nine months ended
	Sep 27, 2008	Sep 29, 2007	Sep 27, 2008	Sep 29, 2007
Risk-free interest rate	N/A	N/A	3.21%	4.94%
Expected volatility	N/A	N/A	101.2%	102.6%
Weighted average expected life (in years)	N/A	N/A	5.0	5.0
Expected dividends	N/A	N/A	0.00%	0.00%

A summary of the Company's stock options is as follows:

						Weighted
	Number	Weighted				Average
	of	Average				Remaining	Aggregate
	Stock	Exercise	Price			Life	Intrinsic
	Options	Price	Range			(Years)	Value
Outstanding - December 29, 2007	10,130,594	$0.59	$0.13	-	$4.25
Granted	200,000	0.29	0.29	-	0.29
Expired/Forfeited	(1,243,487)	0.82	0.20	-	2.50
Exercised	-	-	-	-	-
Outstanding - September 27, 2008	9,087,107	$0.55	$0.13	-	$4.25	4.3	$7,400

Exercisable - September 27, 2008	8,046,494	$0.57	$0.13	-	$4.25	3.7	$7,400

Available for grant - September 27, 2008	1,477,632

The following table summarizes information for options outstanding and exercisable at September 27, 2008:

			Outstanding			Exercisable
				Weighted
			Number	Average	Weighted	Number	Weighted
			of	Remaining	Average	of	Average
			Stock	Life	Exercise	Stock	Exercise
Price Range			Options	(Years)	Price	Options	Price
$0.13	-	$0.20	137,750	2.9	$0.18	137,750	$0.18
0.21	-	0.30	3,414,252	2.9	0.25	3,239,252	0.25
0.31	-	0.50	2,468,027	6.5	0.39	1,606,673	0.37
0.51	-	1.00	2,678,778	4.6	0.77	2,674,519	0.77
1.01	-	3.50	288,300	1.6	2.51	288,300	2.51
3.51	-	4.25	100,000	1.2	4.14	100,000	4.14
Total			9,087,107	4.3	$0.55	8,046,494	$0.57

The remaining unrecognized stock based compensation expense related to unvested awards at September 27, 2008, was $285,788 and the period of time over which this expense will be recognized is 3.75 years.

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

Intangible Assets

On August 15, 2007, the Company entered into an Asset Purchase Agreement to purchase two franchised Party City Corporation retail stores in Lincoln, Rhode Island and Warwick, Rhode Island, in exchange for aggregate consideration of $1,350,000 plus up to $400,000 for associated inventory.  On January 2, 2008, the Company completed the purchase of the two stores. The aggregate consideration paid was $1,350,000 plus approximately $195,000 for associated inventory. Funding for the purchase was obtained from the Company’s existing line of credit with Wells Fargo Retail Finance II, LLC. The stores were converted into iParty stores immediately following the closing of the transaction.

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

The first non-compete agreement, from Party City Corporation and its affiliates,  covers Massachusetts, Maine, New Hampshire, Vermont, Rhode Island, and Windsor and New London counties in Connecticut, and expires in 2011.  The second non-compete agreement was acquired in connection with the Company’s purchase in January 2008 of the two party supply stores in Lincoln and Warwick, Rhode Island described above. It covers Rhode Island for five years from the date of closing and within a certain distance from the Company’s stores in the rest of New England for three years. Both non-compete agreements have an estimated life of 60 months and are subject to certain terms and conditions in their respective acquisition agreements.

The occupancy valuations relate to acquired retail store leases for stores in Peabody, Massachusetts (estimated life of 90 months), Lincoln, Rhode Island (estimated life of 79 months) and Warwick, Rhode Island (estimated life of 96 months). Intangible assets also include legal and other transaction costs incurred related to the purchase of the Peabody, Lincoln and Warwick stores.

Intangible assets as of September 27, 2008 and December 29, 2007 were:

	Sep 27, 2008	Dec 29, 2007
Non-compete agreements	$2,358,540	1,688,346
Occupancy valuations	944,716	449,716
Other	157,855	182,048

Intangible assets	3,461,111	2,320,110

Less: accumulated amortization	(1,008,892)	(563,310)

Intangible assets, net	$2,452,219	$1,756,800

Amortization expense for these intangible assets was:

	For the three months ended		For the nine months ended
	Sep 27, 2008	Sep 29, 2007	Sep 27, 2008	Sep 29, 2007
Amortization expense	$130,427	$104,392	$445,581	$333,382

The amortization expense for the non-compete agreements and other intangible assets is included in general and administrative expense in the Consolidated Statement of Operations.  The amortization expense for occupancy valuation is included in cost of products sold and occupancy costs in the Consolidated Statement of Operations.

Future amortization expense related to these intangible assets as of September 27, 2008 is:

Year	Amount
2008	$148,527
2009	697,108
2010	672,108
2011	467,412
2012	242,438
Thereafter	224,626
Total	$2,452,219

Accounting for the Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  The Company’s review considers store operating results, future sales growth and cash flows.   During the third quarter of 2007, the Company decided to close its stores in North Providence, Rhode Island and Auburn, Massachusetts at the end of their lease terms, which expired on January 31, 2008.  No material impairment costs were incurred as a result of that decision.  As of September 27, 2008, the Company does not believe that any of its assets are impaired.

Notes Payable

Notes payable consist of three notes entered into in fiscal 2006.

The “Highbridge Note” is a subordinated note in the stated principal amount of $2,500,000 that bears interest at the rate of prime plus one percent.  The note matures on September 15, 2009.  Interest only is payable quarterly in arrears and the entire principal balance is due at the maturity date. The original discount associated with the warrant issued in conjunction with the Highbridge Note (original discount amount $613,651) is being amortized using the effective interest method over the life of the note payable. The note payable balance of $2,312,496 as of September 27, 2008 is presented net of the remaining unamortized discount.

The “Amscan Note” is a subordinated promissory note in the original principal amount of $1,819,373, with a balance as of September 27, 2008 of $674,049. The note bears interest at the rate of 11.0% per annum and is payable in thirty-six (36) equal monthly installments of principal and interest of $59,562 beginning on November 1, 2006, and on the first day of each month thereafter until October 1, 2009, when the entire remaining principal balance and all accrued interest are due and payable.

The “Party City Note” is a subordinated promissory note in the principal amount of $600,000.   The note bears interest at the rate of 12.25% per annum and is payable by quarterly interest-only payments over four years, with the full principal amount due at the note’s maturity on August 7, 2010.

On August 7, 2006, the Company entered into a Supply Agreement with Amscan Inc. (“Amscan”), the largest supplier in the party goods industry.  The Supply Agreement with Amscan gives the Company the right to receive certain additional rebates and more favorable pricing terms over the term of the agreement than generally were available to the Company under its previous terms with Amscan.  The right to receive additional rebates, and the amount of such rebates, are subject to the Company’s achievement of increased levels of purchases and other factors provided for in the Supply Agreement.  In exchange, the Supply Agreement obligates the Company to purchase increased levels of merchandise from Amscan until 2012.  The Supply Agreement provided for an initial ramp-up period during 2006 and 2007 and, beginning with calendar year 2008, requires the Company to purchase on an annual basis merchandise equal to the total number of its stores open during such calendar year, multiplied by $180,000 until 2012.  The Supply Agreement provides for penalties in the event the Company fails to attain the annual purchase commitment.  Under the terms of the Supply Agreement, the annual purchase commitment for any individual year can be reduced for orders placed by the Company but not filled by the supplier within a specified time period.  During 2008, the supplier experienced difficulty in filling completely certain orders sourced out of China.  Accordingly, the supplier agreed to reduce the Company’s purchase commitment for 2008 to 90% of the contractual minimum for that year.

The Supply Agreement also provided for Amscan to extend, until October 31, 2006, approximately $1,150,000 of certain currently due amounts owed by the Company to Amscan which would otherwise have been payable on August 8, 2006 (the “extended payables”) and gave the Company the right, at its option, to convert the extended payables into a subordinated promissory note. On October 24, 2006, the Company converted $1,143,896 of extended payables originally due to Amscan as of August 8, 2006 as well as an additional $675,477 of payables due to Amscan as of September 28, 2006 into a single subordinated promissory note in the total principal amount of $1,819,373, which is the Amscan Note defined above.

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

Stockholders’ Equity

During the nine months ended September 27, 2008, there were no exercises of stock options, and 31,012 shares of common stock were issued upon conversion of 2,315 shares of Series B convertible preferred stock.

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

The following table shows the number of stores in operation (not including temporary stores):

	For the nine months ended
	Sep 27, 2008	Sep 29, 2007
Beginning of period	50	50
Openings / Acquisitions	2	-
Closings	(2)	-
End of period	50	50

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

In addition to the stores discussed in the paragraphs above, we opened two temporary Halloween stores in the greater Boston area in September of 2008.  These stores feature a strategically selected assortment of Halloween related merchandise and are expected to remain open only through early November.

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

For the third quarter of 2008, our consolidated revenues were $17.7 million, compared to $18.2 million for the third quarter in 2007. The decrease in third quarter revenues from the year-ago period included a 4.2% decrease in comparable store sales from stores open more than one year. The decrease in consolidated revenue was primarily due to decreased customer traffic during the quarter partly offset by an improvement in the average transaction size. Consolidated gross profit margin was 40.1% for the third quarter of 2008 compared to a margin of 41.3% for the same period in 2007. The decline in gross margins was substantially due to increases in occupancy costs as well as the decreased leveraging of those costs related to lower sales. The consolidated net loss for the third quarter of 2008 was $1,322,630, or $0.06 per share, compared to a consolidated net loss of $1,133,658, or $0.05 per share, for the third quarter in 2007.

Acquisition and Growth Strategy

We operate in a largely un-branded market that has many small businesses.  As a result, we have considered, and may continue to consider, growing our business through acquisitions of other entities, expanding or relocating existing stores, and opening new stores, including temporary stores.  Any determination to make an acquisition, or open or expand a store will be based upon a variety of factors, including, without limitation, the purchase price or required investment , other financial terms of the transaction, and the extent to which any such acquisition, expansion, relocation or store opening would enhance our operating results and financial position.

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

The third quarter of fiscal year 2008 had 13 weeks and ended on September 27, 2008.  The third quarter of fiscal year 2007 had 13 weeks and ended on September 29, 2007.

Three Months Ended September 27, 2008 Compared to Three Months Ended September 29, 2007

Revenues

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.  Our consolidated revenues for the third quarter of fiscal 2008 were $17,742,315, a decrease of $466,445, or 2.6% from the third quarter of the prior fiscal year.

	For the three months ended
	Sep 27, 2008	Sep 29, 2007
Revenues	$17,742,315	$18,208,760

Increase (decrease) in revenues	-2.6%	5.6%

Sales for the third quarter of fiscal 2008 included sales from 48 comparable stores (defined as stores open for at least one full year), two stores that were acquired in January 2008 and two temporary Halloween stores opened in mid-September 2008. Comparable store sales for the quarter decreased by 4.2%.

Cost of products sold and occupancy costs

Cost of products sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores.  Our cost of products sold and occupancy costs for the third quarter of fiscal 2008 were $10,629,144, or 59.9% of revenues, a decrease of $50,569 and an increase of 1.2 percentage points, as a percentage of revenues, from the third quarter of the prior fiscal year.

	For the three months ended
	Sep 27, 2008	Sep 29, 2007
Cost of products sold and occupancy costs	$10,629,144	$10,679,713

Percentage of revenues	59.9%	58.7%

 As a percentage of revenues, the increase in cost of products sold and occupancy costs was primarily attributable to increases in occupancy costs as well as the decreased leveraging of those costs related to lower sales in the third quarter of 2008 compared to the third quarter of the prior fiscal year.

Marketing and sales expense

Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  Our consolidated marketing and sales expense for the third quarter of fiscal 2008 was $6,677,703, or 37.6% of revenues, an increase of $57,279 or an increase of 1.2 percentage points, as a percentage of revenues, from the third quarter of the prior fiscal year.

	For the three months ended
	Sep 27, 2008	Sep 29, 2007
Marketing and sales	$6,677,703	$6,620,424

Percentage of revenues	37.6%	36.4%

As a percentage of revenues, the increase in marketing and sales expense was primarily attributable to decreased leveraging of store payroll and fringe benefit costs related to lower sales in the third quarter of 2008 compared to the third quarter of the prior year.

General and administrative expense

General and administrative (“G&A”) expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  Our consolidated G&A expense for the third quarter of fiscal 2008 was $1,580,277, or 8.9% of revenues, a decrease of $248,588 or a decrease of 1.1 percentage points, as a percentage of revenues, from the third quarter of the prior fiscal year.

	For the three months ended
	Sep 27, 2008	Sep 29, 2007
General and administrative	$1,580,277	$1,828,865

Percentage of revenues	8.9%	10.0%

As a percentage of revenues, the decrease in general and administrative expense from the third quarter of the prior fiscal year was primarily attributable to lower incentive based compensation.

Operating loss

Our operating loss for the third quarter of fiscal 2008 was $1,144,809, or 6.5% of revenues, compared to an operating loss of $920,242, or 5.1% of revenues for the third quarter of the prior fiscal year.

Interest expense

Our interest expense in the third quarter of fiscal 2008 was $178,061, a decrease of $36,553 from the third quarter of the prior fiscal year.  The decrease in the third quarter of fiscal 2008 was primarily due to a lower effective rate on our Highbridge Note and lower interest expense on our Amscan Note due to amortization of that indebtedness.

Income taxes

We have not provided for income taxes for the third quarter of fiscal 2008 or fiscal 2007 due to the availability of net operating loss (NOL) carryforwards to eliminate federal taxable income during those periods. No benefit has been recognized with respect to NOL carryforwards due to the uncertainty of future taxable income.

At the end of fiscal 2007, we had estimated federal net operating loss carryforwards of approximately $21.2 million, which begin to expire in 2018.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards will be subject to annual limitations based upon certain ownership changes of our stock that have occurred or that may occur.

Net loss

Our net loss in the third quarter of fiscal 2008 was $1,322,630, or $0.06 per basic and diluted share, compared to a net loss of $1,133,658, or $0.05 per basic and diluted share, in the third quarter of the prior fiscal year. The increase in net loss was mainly attributable to the decrease in sales and increase in occupancy costs discussed above.

Nine Months Ended September 27, 2008 Compared to Nine Months Ended September 29, 2007

Revenues

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.  Our consolidated revenues for the first nine months of fiscal 2008 were $53,990,071, a decrease of $229,767 or 0.4% from the first nine months of the prior fiscal year.

	For the nine months ended
	Sep 27, 2008	Sep 29, 2007
Revenues	$53,990,071	$54,219,838

Increase (decrease) in revenues	-0.4%	9.8%

Sales for the first nine months of fiscal 2008 included sales from 48 comparable stores (defined as stores open for at least one full year) two stores that were acquired in January 2008 and two temporary Halloween stores opened in mid-September 2008. Comparable store sales for the first nine months decreased by 1.9%.

Cost of products sold and occupancy costs

Cost of products sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores.  Our cost of products sold and occupancy costs for the first nine months of fiscal 2008 were $32,225,078, or 59.7% of revenues, an increase of $537,717 or an increase of 1.3 percentage points, as a percentage of revenues, from the first nine months of the prior fiscal year.

	For the nine months ended
	Sep 27, 2008	Sep 29, 2007
Cost of products sold and occupancy costs	$32,225,078	$31,687,361

Percentage of revenues	59.7%	58.4%

As a percentage of revenues, the increase in cost of products sold and occupancy costs was primarily attributable to clearance markdowns of seasonal product in the first quarter of 2008, taken to clear out excess holiday inventories, and to increases in rent and other store occupancy costs. The excess holiday inventories were caused by sluggish sales in December 2007, due in part to unusually inclement weather in New England.

 Marketing and sales expense

Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  Our consolidated marketing and sales expense for the first nine months of fiscal 2008 was $18,703,915, or 34.6% of revenues, an increase of $417,719 or an increase of 0.9 percentage points, as a percentage of revenues, from the first nine months of the prior fiscal year.

	For the nine months ended
	Sep 27, 2008	Sep 29, 2007
Marketing and sales	$18,703,915	$18,286,196

Percentage of revenues	34.6%	33.7%

As a percentage of revenues, the increase in marketing and sales expense was primarily attributable to increased store payroll expenses, plus store opening costs associated with the two Rhode Island stores acquired on January 2, 2008 and two temporary Halloween stores opened in September 2008.

General and administrative expense

General and administrative (“G&A”) expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  Our consolidated G&A expense for the first nine months of fiscal 2008 was $5,490,076, or 10.2% of revenues, a decrease of $210,843 or a decrease of 0.3 percentage points, as a percentage of revenues, from the first nine months of the prior fiscal year.

	For the nine months ended
	Sep 27, 2008	Sep 29, 2007
General and administrative	$5,490,076	$5,700,919

Percentage of revenues	10.2%	10.5%

As a percentage of revenues, the decrease in general and administrative expense from the first nine months of the prior fiscal year was primarily attributable to the reduction in recruitment fees and incentive based compensation.

Operating loss

Our operating loss for the first nine months of fiscal 2008 was $2,428,998, or 4.5% of revenues, compared to an operating loss of $1,454,638, or 2.7% of revenues for the first nine months of the prior fiscal year.

Interest expense

Our interest expense in the first nine months of fiscal 2008 was $576,714, a decrease of $97,703 from the first nine months of the prior fiscal year.  The decrease in the first nine months of fiscal 2008 was primarily due to a lower effective rate on our Highbridge Note and lower interest expense on our Amscan Note, due to amortization of that indebtedness.

Income taxes

We have not provided for income taxes for the first nine months of fiscal 2008 or fiscal 2007 due to availability of net operating loss (NOL) carryforwards to eliminate federal taxable income during those periods. No benefit has been recognized with respect to NOL carryforwards due to the uncertainty of future taxable income.

At the end of fiscal 2007, we had estimated federal net operating loss carryforwards of approximately $21.2 million, which begin to expire in 2018.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards will be subject to annual limitations based upon certain ownership changes of our stock that have occurred or that may occur.

Net Loss

Our net loss in the first nine months of fiscal 2008 was $3,003,552, or $0.13 per basic and diluted share, compared to a net loss of $2,124,376, or $0.09 per basic and diluted share, in the first nine months of the prior fiscal year. The increase in net loss was mainly attributable to the decrease in sales and increase in occupancy costs and store opening costs discussed above.

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

Our prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, improve our infrastructure, respond to economic conditions, and meet contractual commitments.  We expect our capital expenditures for the remainder of 2008 to include amounts for continued improvements of existing stores and for relocating an existing store.

Based on our current operating plan, we believe that anticipated revenues from operations and borrowings available under our existing line of credit will be sufficient to fund our operations, working capital requirements and capital expenditures through the next twelve months.  In the event that our operating plan changes due to changes in our strategic plans, lower-than-expected revenues, unanticipated expenses, increased competition, unfavorable economic conditions or other unforeseen circumstances, including the continued turmoil and tightening of the credit markets, and further weakening of consumer confidence and spending, our liquidity may be negatively impacted.  If so, we could be required to adjust our expenditures for the remainder of 2008 and for 2009 to conserve working capital or raise additional capital, possibly including debt or equity financing, to fund operations and our growth strategy and to refinance our outstanding debt.  There can be no assurance, that, should we seek or require additional financing, such financing will be available, if at all, on terms and conditions acceptable to us, which could adversely affect our results of operations, liquidity and growth strategy.

 In September 2009, the Highbridge Note in the principal amount of $2,500,000, as defined below, is due and payable in full.   In January 2010, our line of credit with Wells Fargo, as discussed more fully below, expires by its terms. We expect to pay off the Highbridge Note from the availability under our existing line of credit and available cash flow.  We are in preliminary discussions with Wells Fargo to extend our line of credit beyond January 2010.  While we believe we have a positive and long term relationship with Wells Fargo, given the current state of the credit markets and the weak economy, we may not be able to extend our existing line of credit on terms more favorable or substantially the same as the existing line, making it more expensive to borrow money.    If we are unable to use our bank line of credit or available cash to pay off the Highbridge note when due, or if there is a material increase in the cost to do so, we would need to secure alternative financing, which may not be available on commercially reasonable terms or at all, and could result in a materially adverse effect on our results of operations and financial position.

Our operating activities provided $411,870 in the first nine months of fiscal 2008 compared to use of $760,577 in the first nine months of the prior fiscal year, an increase of $1,172,447.  The increase in cash provided by operating activities was primarily due to lower inventory purchases during the first nine months of 2008 as compared to the first nine months of 2007.

We used $1,993,878 in investing activities in the first nine months of fiscal 2008 compared to $650,536 in the first nine months of the prior fiscal year, an increase of $1,343,342.  The cash invested in the first nine months of fiscal 2008 was primarily due to the acquisition in January 2008 of two retail stores located in Rhode Island and the related non-compete agreement (see discussion below).  The cash invested in the first nine months of fiscal 2007 was primarily due to fixture and equipment improvements in our existing retail stores, plus the implementation of a new human resource information and payroll system.

Our financing activities provided $1,573,039 in the first nine months of fiscal 2008 compared to $716,324 in the first nine months of the prior fiscal year, an increase of $856,715.  The increase was primarily related to increased borrowings on our line of credit and lower principal payments on capital lease obligations during the first nine months of 2008 as compared to the first nine months of 2007.

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

Our inventory consists of party supplies which are valued at the lower of weighted-average cost or market and are reduced by an allowance for obsolete and excess inventory and are further reduced or increased by other adjustments, including vendor rebates and discounts and freight costs.  Our line of credit availability calculation allows us to borrow against “acceptable inventory at cost”, which is based on our inventory at cost and applies adjustments that our lender has approved, which may be different than adjustments we use for valuing our inventory in our financial statements, such as the adjustment to reserve for inventory shortage.  The amount of “acceptable inventory at cost” was approximately $18,361,931 at September 27, 2008.

Our accounts receivable consist primarily of credit card receivables and vendor rebate receivables.  Our line of credit availability calculation allows us to borrow against “eligible credit card receivables”, which are the credit card receivables for the previous two to three days of business.  The amount of “eligible credit card receivables” was approximately $293,432 at September 27, 2008.

Our total borrowing base is determined by adding the “acceptable inventory at cost” times an agreed upon advance rate plus the “eligible credit card receivables” times an agreed upon advance rate but not to exceed our established credit limit, which was $12,500,000 at September 27, 2008.  Under the terms of our line of credit, our $12,500,000 credit limit was further reduced by (1) a minimum availability block, (2) customer deposits, (3) gift certificates, (4) merchandise credits and (5) outstanding letters of credit. The amounts outstanding under our line were $4,320,714 at September 27, 2008 and $2,544,679 as of September 29, 2007, an increase of $1,776,035. Our additional availability was $7,349,993 at September 27, 2008 and $9,115,830 at September 29, 2007. The increase in the amount outstanding under our line of credit was due primarily to the cash borrowed for the acquisition of the two Rhode Island stores in the first quarter of 2008.

The outstanding balances under our line are classified as current liabilities in the accompanying consolidated balance sheets since we are required to apply daily lock-box receipts to reduce the amount outstanding.

Our line of credit includes a number of covenants, including a financial covenant requiring us to maintain a minimum availability under the line of 5% of the credit limit.  The agreement also has a covenant that requires us to limit our capital expenditures to within 110% of those amounts included in our business plan, which may be updated from time to time.  At September 27, 2008, we were in compliance with these financial covenants.

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

Our Supply Agreement with Amscan gives us the right to receive certain additional rebates and more favorable pricing terms over the term of the agreement than generally were available to us under our previous terms with Amscan.  The right to receive additional rebates, and the amount of such rebates, are subject to our achievement of increased levels of purchases and other factors provided for in the Supply Agreement.  In exchange, the Supply Agreement obligates us to purchase increased levels of merchandise from Amscan until 2012.  The Supply Agreement provided for a ramp-up period during 2006 and 2007 and, for five years beginning with calendar year 2008, requires us to purchase on an annual basis merchandise equal to the total number of our stores open during such calendar year, multiplied by $180,000.  The Supply Agreement provides for penalties in the event we fail to attain the annual purchase commitment that would require us to pay to Amscan the difference between the purchases for that year and the annual purchase commitment for that year. Under the terms of the Supply Agreement, the annual purchase commitment for any individual year can be reduced for orders placed by the Company but not filled by the supplier.  During 2008, the supplier experienced difficulty in fulfilling certain of our orders sourced out of China.  Accordingly, the supplier agreed to reduce the Company’s purchase commitment for 2008 to 90% of the contractual minimum for that year.  Although we do not expect to incur any penalties under this supply agreement, as adjusted, if they were to occur, there could be a material adverse effect on our uses and sources of cash.

The Supply Agreement also provided for Amscan to extend, until October 31, 2006, approximately $1,150,000 of certain currently due amounts owed by us to Amscan which would otherwise have been payable by us on August 8, 2006 (the “extended payables”) and gave us the right, at our option, to convert the extended payables into a subordinated promissory note.

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

The issuance of the Highbridge Warrant triggered certain anti-dilution provisions of our Series B, C, and D convertible preferred stock.  As a result, the outstanding shares of these three series of preferred stock are now convertible into an aggregate of 442,354 additional shares of common stock.  The issuance of the Highbridge Warrant, however, did not trigger the anti-dilution provisions of our Series E or F convertible preferred stock.

Contractual obligations at September 27, 2008 were as follows:

	Payments Due By Period
		Within	Within
	Within	2 - 3	4 - 5	After
	1 Year	Years	Years	5 Years	Total
Line of credit	$4,325,729	$-	$-	$-	$4,325,729
Capital lease obligations	16,704	-	-	-	16,704
Notes payable	3,461,024	662,626	-	-	4,123,650
Supply agreement	8,403,155	18,000,000	11,250,000	-	37,653,155
Operating leases (including retail space leases)	6,641,171	15,792,371	10,556,677	9,357,627	42,347,846
Total contractual obligations	$22,847,783	$34,454,997	$21,806,677	$9,357,627	$88,467,084

In addition, at September 27, 2008, we had outstanding purchase orders, exclusive of the amounts to which the Company is obligated under the Amscan supply agreement, totaling approximately $4,640,711 for the acquisition of inventory and non-inventory items that are scheduled for delivery after September 27, 2008.

Seasonality

Due to the seasonality of our business, sales and operating income are typically higher in our second and fourth quarters.  Our business is highly dependent upon sales of graduation and summer merchandise in the second quarter and sales of Halloween and Christmas merchandise in the fourth quarter.  We have historically operated at a loss during the first and third quarters.

Geographic Concentration

As of September 27, 2008, we operated a total of 50 stores, 45 of which are located in New England, plus two temporary Halloween stores, located in Massachusetts.  As a result, a severe or prolonged regional recession or regional changes in demographics, employment levels, population, weather patterns, real estate market conditions, consumer confidence and spending patterns or other factors specific to the New England region may adversely affect us more than a company that is more geographically diverse.

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

The first non-compete agreement, from Party City Corporation and its affiliates, covers Massachusetts, Maine, New Hampshire, Vermont, Rhode Island, and Windsor and New London counties in Connecticut, and expires in 2011.  The second non-compete agreement was acquired in connection with the Company’s purchase in January 2008 of two franchised party supply stores in Lincoln and Warwick, Rhode Island.  The acquired Rhode Island stores had been operated as Party City franchise stores, and were converted to iParty stores immediately following the closing. The second non-compete agreement covers Rhode Island for five years from the date of closing and within a certain distance from the Company’s stores in the rest of New England for three years. Both non-compete agreements have an estimated life of 60 months and are subject to certain terms and conditions in their respective acquisition agreements.

The occupancy valuations related to acquired retail store leases are for stores in Peabody, Massachusetts (estimated life of 90 months), Lincoln, Rhode Island (estimated life of 79 months) and Warwick, Rhode Island (estimated life of 96 months). Intangible assets also include legal and other transaction costs incurred related to the purchase of the Peabody, Lincoln and Warwick stores.

Non-compete agreements are amortized based on the pattern of their expected cash flow benefits. Occupancy valuations are amortized over the terms of the related leases.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we perform a review of each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  Our review considers store operating results, future sales growth and cash flows.  The conclusion regarding impairment may differ from current estimates if underlying assumptions or business strategies change.  As of December 29, 2007, we planned to close two stores in early January 2008, at the end of their lease terms.  These two stores were closed as planned. No impairment charges were required for these stores, as the assets related to them have been fully amortized, except for immaterial amounts, and no liability existed for future lease costs. We are not aware of any impairment indicators for any of our remaining stores at September 27, 2008.

Income Taxes

Historically, we have not recognized an income tax benefit for our losses. Accordingly, we record a valuation allowance against our deferred tax assets because of the uncertainty of future taxable income and the realizability of the deferred tax assets.  In determining if a valuation allowance against our deferred tax asset is appropriate, we consider both positive and negative evidence.  The positive evidence that we considered included: (1) we were profitable in 2007 and 2006, (2) we have achieved positive comparable store sales growth for the last six years and (3) we had improved merchandise margins in 2007.  The negative evidence that we considered included: (1) we realized a net loss in 2005, (2) our merchandise margins decreased in 2006 and 2005, (3) our future profitability is vulnerable to certain risks, including (a) the risk that we may not be able to generate significant taxable income to fully utilize our net operating loss carryforwards of approximately $21.2 million, (b) the risk of unseasonable weather and other factors in a single geographic region, New England, where our stores are concentrated, (c) the risk of being so dependent upon a single season, Halloween, for a significant amount of annual sales and profitability, (d) the risk of fluctuating prices for petroleum products, which are a key raw material for much of our merchandise and which affect our freight costs and those of our suppliers and affect our customers’ spending levels and patterns, (e) the costs of opening or acquiring new stores will put pressure on our profit margins until these stores reach maturity, and (f) the expected costs of increased regulatory compliance, including, without limitation, those associated with Section 404 of the Sarbanes-Oxley Act, will have a negative impact on our profitability.

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

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN48”) on December 31, 2006.  At the adoption date and as of September 27, 2008, we had no material unrecognized tax benefits and no adjustments to liabilities, retained earnings or operations were required.

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

New Accounting Pronouncements

No new accounting pronouncements were issued during the quarter ended September 27, 2008 that are expected to have a material impact on our financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our market risk exposure since the filing of our Annual Report on Form 10-K.

Item 4.  Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer and the Chief Financial Officer of iParty (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 27, 2008, the end of the fiscal quarter to which this report relates, that iParty's disclosure controls and procedures: are effective to ensure that information required to be disclosed by iParty in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by iParty in such reports is accumulated and communicated to iParty's management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.  iParty’s disclosure controls and procedures were designed to provide a reasonable level of assurance of reaching iParty’s disclosure requirements and are effective in reaching that level of assurance.

(b)         Changes in Internal Controls.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended September 27, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is not a party to any material pending legal proceedings, other than ordinary routine matters incidental to its business, which we do not expect, individually or in the aggregate, to have a material effect on its financial position or results of operations.

Item 1A.    Risk Factors

Other than as described in the risk factors below, there have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 27, 2007, as filed with the SEC on March 13, 2008.

The U.S. consumer has been experiencing rising unemployment, increasing mortgage foreclosures, higher food and gas prices, credit market turmoil, and a significant decline in the stock market.  This has contributed to a loss in consumer confidence and a decline in consumer spending that could lead to reduced consumer demand for our products, which represent relatively discretionary spending. Such a reduction in demand for our products, if it occurs, could have an adverse effect on our liquidity and profitability.

Since purchases of our merchandise are dependent upon discretionary spending by our customers, our financial performance is sensitive to changes in overall economic conditions that affect consumer spending. Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions.  A general or perceived slowdown in the U.S economy, or uncertainty as to the economic outlook, which the U.S. and world economy may be experiencing, could reduce discretionary spending or cause a shift in consumer discretionary spending to other products. Any of these factors may cause us to delay acquiring or opening new stores, may result in lower net sales and may also result in excess inventories, which could, in turn, lead to increased merchandise markdowns and related costs associated with higher levels of inventory and adversely affect our liquidity and profitability.

Our failure to generate sufficient cash to meet our liquidity needs may affect our ability to service our indebtedness and grow our business.

Our business requires access to capital to support growth, improve our infrastructure, respond to economic conditions, and meet contractual commitments.  In the event that our current operating plan or long term goals change due to changes in our strategic plans, lower-than-expected revenues, unanticipated expenses, increased competition, unfavorable economic conditions, other risk factors discussed in this report, or other unforeseen circumstances, our liquidity may be negatively impacted.  Our ability to make payments on and to refinance our indebtedness, principally the amounts borrowed under our bank line of credit and notes payable, and to fund any capital expenditures for systems upgrades and new store openings, if any, we may make in the future will depend in large part on our current and future ability to generate cash.  This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control.  We cannot assure you that our business will generate sufficient cash flow from operations in the future, that our currently anticipated growth in revenues and cash flow will be realized on schedule, or that future borrowings will be available to us under our line of credit in an amount sufficient to enable us to service indebtedness, undertake store openings and replace and upgrade our technology systems to grow our business, or to fund other liquidity needs.  If we need to refinance all or a portion of our indebtedness from other sources, we cannot assure you that we will be able to do so on terms and conditions acceptable to us.  If so, our ability, among other things, to proceed with our acquisition and grown strategy would be negatively affected.

We currently have three notes payable outstanding with principal balances totaling $3,586,545 at September 27, 2008. The principal amount of one of these notes is paid monthly in installments. The principal amounts of the other two notes are due in full in the amounts of $2,500,000 and $600,000 on September 15, 2009 and August 7, 2010, respectively.  We expect to pay off the note due September 2009 from the availability under our bank line of credit and available cash flow.  We are in preliminary discussion with Wells Fargo to extend our bank line of credit beyond its current expiration date of January 2010, three months after the September 2009 note becomes due and payable.  While we believe we have a positive and long term relationship with Wells Fargo, given the adverse events in the credit markets and the weak economy, which is negatively impacting consumer spending and preferences, we may not be able to extend the existing bank line of credit on terms more favorable or substantially the same as the existing line.  If the terms are less favorable than the existing line, our results of operations and liquidity may be adversely affected.    If we need to refinance all or a portion of our indebtedness from other sources, we cannot assure you that we will be able to do so on commercially reasonable terms.  In addition, to the extent we use our existing line of credit to refinance the debt, we could have less room available for working capital and acquisition needs, which could adversely impact our results of operations, liquidity and growth opportunities.  Our existing bank line of credit with Wells Fargo allows us to borrow up to $12,500,000 with an option to increase that limit up to $15 million and matures on January 2, 2010.  As of September 27, 2008, there was $4,320,714 outstanding under our line of credit with additional availability of $7,349,993. Borrowings under our line of credit are secured by our inventory and accounts receivable. We borrow against these assets at agreed upon advance rates, which vary at different times of the year.

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

Dated: October 29, 2008

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