Form 10-K
period 2008-12-27
IPARTY CORP
filed 2009-03-23
CIK 1078383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 27, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from               to

Commission File Number 1-15611

iPARTY CORP.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	76-0547750
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

270 BRIDGE STREET, SUITE 301
DEDHAM, MASSACHUSETTS	02026
(Address of Principal Executive Offices)	(Zip Code)

(781) 329-3952

(Registrant’s Telephone Number, Including Area Code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
COMMON STOCK, $.001 PAR VALUE	NYSE ALTERNEXT US

Securities Registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

On June 28, 2008, the aggregate market value of the voting common equity of the registrant (consisting of common stock, $.001 par value (the “common stock”)) held by nonaffiliates of the registrant was approximately $4,125,942 based on the closing price for such common stock on said date as reported by the NYSE Alternext US. On February 27, 2009 there were 22,731,667 shares of common stock, $.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual stockholders’ meeting scheduled to be held May 27, 2009, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 27, 2008, are incorporated by reference into Part III.

PART I

ITEM 1.  BUSINESS

General

We believe we are a leading brand in the party industry in the markets we serve and a leading resource in those markets for consumers seeking party goods, party planning advice and relevant information.  We are a party goods retailer operating stores throughout New England, where 45 of our 50 retail stores are located, and Florida.  We also license the name iParty.com (at www.iparty.com) to a third party in exchange for royalties, which to date have not been significant.  We generated $81.2 million in total revenues and a net loss of $0.4 million in fiscal 2008.

As of December 27, 2008, we operated 25 stores in Massachusetts, 7 in Connecticut, 6 in New Hampshire, 3 in Rhode Island, 3 in Maine, 1 in Vermont and 5 stores in Florida.  In January 2008, we acquired two additional stores and closed one existing store in Rhode Island, and closed one store in Massachusetts.  Our stores range in size from approximately 8,000 square feet to 20,500 square feet and average approximately 10,300 square feet in size.  We lease our properties, typically for 10 years and usually with options from our landlords to renew our leases for an additional 5 or 10 years.

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

Our business has a seasonal pattern.  In the past three years, we have realized an average of approximately 34.7% of our annual revenues in our fourth quarter, which includes Halloween and Christmas, and an average of approximately 24.5% of our revenues in the second quarter, which includes school graduations.  Also, during these past three years, we have had net income in our second and fourth quarters and generated losses in our first and third quarters.

Our executive offices are located at 270 Bridge Street, Suite 301, Dedham, Massachusetts, 02026.  Our phone number is (781) 329-3952.  Our licensed website is located at www.iparty.com.  The information contained on our licensed website does not constitute a part of this Annual Report, or any other report we file with or furnish to the SEC.

Where a reference is made in this Annual Report to a particular year or years, it is a reference to our fiscal year, unless the context indicates otherwise.  For example, “2008” refers to our 52-week fiscal year ended December 27, 2008, “2007” refers to our 52-week fiscal year ended December 29, 2007, and “2006” refers to our 52-week fiscal year ended December 30, 2006.

Organization

While we are currently a party goods retail chain operating 50 stores, when we were first incorporated as iParty Corp. (“iParty”) on March 12, 1998 we were an Internet-based merchant of party goods and services.  On January 2, 2000, iParty Corp. was listed on the American Stock Exchange, which is now known as the NYSE Alternext US, under the ticker symbol “IPT”.

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

Our common stock has a par value of $0.001 per share.  We have 150,000,000 shares of common stock authorized, 22,731,667 of which were issued and outstanding as of December 27, 2008.  These shares are listed on the NYSE Alternext US, formerly known as the American Stock Exchange, and trade under the symbol “IPT”.

We currently have five outstanding series of convertible preferred stock, Series B through F (“convertible preferred stock”).  On January 13, 2004, all 1,000,000 shares of our Series A convertible preferred stock were converted into 1,000,000 shares of common stock.  As of December 27, 2008, we had a total of 1,224,038 shares of convertible preferred stock outstanding which were convertible into 15,478,916 shares of common stock on that date based on the following conversion rates.  As of December 27, 2008, each share of Series B convertible preferred stock is presently convertible into 13.396 shares of common stock; each share of Series C convertible preferred stock is presently convertible into 13.652 shares of common stock; each share of Series D convertible preferred stock is presently convertible into 14.609 shares of common stock; each share of Series E convertible preferred stock is presently convertible into 10.359 shares of common stock; and each share of Series F convertible preferred stock is presently convertible into 10.367 shares of common stock.  Our convertible preferred stock is presented on our balance sheet at its carrying value, which was $13,647,720 at December 27, 2008.

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

The holders of our convertible preferred stock have a liquidation preference senior to the holders of our common stock. In the event of liquidation, which is defined to include a merger, acquisition, or similar transaction involving the acquisition of our company, our convertible preferred stockholders would be entitled to a liquidation value, which was $17,874,221 at December 27, 2008.  This amount is in excess of the carrying value of the preferred stock due to amounts allocated to warrants, which were issued in connection with certain issuances of our convertible preferred stock. The difference of approximately $4.2 million will be accreted when and if a liquidation event occurs. The holders of our convertible preferred stock are also entitled to anti-dilution protection in the event we issue common stock, or certain rights, including option grants in excess of certain amounts, to purchase or convert into common stock, at a price below the applicable conversion prices for the convertible preferred stock.

The convertible preferred stockholders are entitled to participate in dividends when and if declared by our Board of Directors.

We have also issued warrants in connection with the issuance of certain convertible preferred stock, certain licensing, marketing and financing arrangements, and certain investor relations services.  At December 27, 2008, we had a warrant outstanding with an exercise price of $0.475, which was exercisable for 2,083,334 shares of our common stock, warrants outstanding with a weighted average exercise price of $3.79, which were exercisable for 528,210 shares of our common stock, and warrants outstanding with a weighted average exercise price of $1.50, which were exercisable for 100,000 shares of our common stock.

Under our stock option plan, we are authorized to grant options to purchase up to 11,000,000 shares of our common stock.  At December 27, 2008, we had options outstanding that were exercisable for the purchase of

8,117,720 shares of common stock. In addition, at December 27, 2008, we had options outstanding that were not yet exercisable for the purchase of 964,478 shares of our common stock. On December 8, 2006, we entered into option cancellation agreements with three of our executive officers pursuant to which options that had been exercisable for a combined aggregate of 1,324,730 shares of our common stock at exercise prices of $2.00 per share or greater were cancelled effective as of such date.

The following chart summarizes our capital structure at December 27, 2008.

				Weighted
			Total	Average
	Number of		Common	Exercise
	Shares/		Shares	Price per
	Warrants/	Conversion/	Issued	Common
	Options	Exercise	and	Share	Liquidation
	Outstanding	Ratios	Issuable (1)	Issuable	Value
Common stock	22,731,667		22,731,667		$—

Series B convertible preferred stock	463,086	13.396	6,203,500		9,261,724
Series C convertible preferred stock	100,000	13.652	1,365,200		2,000,000
Series D convertible preferred stock	250,000	14.609	3,652,250		5,000,000
Series E convertible preferred stock	296,666	10.359	3,073,163		1,112,497
Series F convertible preferred stock	114,286	10.367	1,184,803		500,000
Total convertible preferred stock	1,224,038		15,478,916		17,874,221

Warrant	2,083,334	1.000	2,083,334	$0.48	—
Warrants	528,210	1.000	528,210	$3.79	—
Warrants	100,000	1.000	100,000	$1.50	—

Stock options	9,082,198	1.000	9,082,198	$0.55	—

Totals			50,004,325		17,874,221

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

Our success depends in part on our ability to be competitive against many different competitors in each local market area we serve.  If we fail to anticipate evolving innovations and product offerings from our competitors and fail to offer products that appeal to the changing needs and preferences of our customers in the various markets we serve, demand for our products could decline and our operating results would be adversely affected. While the competitive importance of product quality, price, service and innovation varies from product to product, price is a factor, and we experience pricing pressures from competitors in our markets.

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

Seasonality

Our business has a seasonal pattern.  In the past three years, we have realized an average of approximately 34.7% of our annual revenues in our fourth quarter, which includes Halloween and Christmas, and an average of approximately 24.5% of our revenues in the second quarter, which includes school graduations.  Also, during these past three years, we have had net income in our second and fourth quarters and generated losses in our first and third quarters.

Suppliers and Inventory

The products we sell are sourced from a wide variety of third-party vendors.  Many of the products that we offer for sale, such as paper-based party goods, Halloween masks, and costumes, are manufactured overseas in foreign countries such as China.  Global sourcing of many of the products we sell is thus an important factor in our financial performance.

The following represents suppliers from whom we purchased at least 5% of our merchandise in either 2008 or 2007:

Supplier	Products supplied	2008	2007
Amscan, Inc.	Paper party goods	22.2%	18.4%
Hallmark Marketing Corp.	Paper party goods	6.7%	5.9%
Fun World	Halloween costumes	4.0%	5.8%
Unique Industries, Inc.	Paper party goods	5.2%	5.7%
Kendall Confectionery Company	Candy	5.1%	4.7%
Lagasse Inc.	Paper party goods	4.8%	5.5%
Total		48.0%	46.0%

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

Intellectual Property

We hold trademarks for “iParty” issued by the U.S. Patent and Trademark Office.  Trademark registrations for “iParty” were issued on February 19, 2002 and August 26, 2003 under U.S. registration No. 2,541,025 and No. 2,756,735.

Employees

As of December 27, 2008, we had 269 full-time employees and 717 part-time employees.  None of these employees is represented by a labor union, and we consider our relationship with our employees to be good.

Available Information

Our licensed Internet website address is www.iparty.com.  Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our licensed Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Our licensed Internet website and the information contained therein or connected thereto are not incorporated into or a part of this Annual Report on Form 10-K or any other report we file or furnish to the SEC.

The public may read and copy any materials that we file with the SEC at the SEC’s website, www.sec.gov, which contains reports, proxy and information statements and other information that public companies are required to file or furnish with the SEC.  In addition, the public may read and copy any materials we file or furnish with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549 on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information about the SEC’s Public Reference Room by calling 1-800-SEC-0330.

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

The U.S. consumer has been experiencing rising unemployment, increasing mortgage foreclosures, higher food and gas prices, credit market turmoil, and a significant decline in the stock market.  This has contributed to a loss in consumer confidence and a decline in consumer spending that has had and may continue to have an impact on our business, which represents relatively discretionary spending.

Because purchases of our merchandise are dependent upon discretionary spending by our customers, our financial performance is sensitive to changes in overall economic conditions that affect consumer spending. Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions.  The United States is experiencing a general slowdown that has led to a decline in consumer spending.  A steeper or prolonged slowdown could further reduce consumer spending or cause a shift in consumer discretionary spending to other products, adversely affecting our liquidity and results of operations.  In response to this economic slowdown, we have enacted a number of cost cutting initiatives to reduce expenses and we do not expect to open new stores in 2009.  We cannot make any assurances that these initiatives will be effective.  In addition, if the economy further deteriorates or the recession lasts longer than many economists expect, we may need to make further cuts, which could adversely affect our business and results of operations.

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

We currently have three notes payable outstanding with principal balances totaling $3,612,549 at December 27, 2008. The principal amount of one of these notes is paid monthly in installments. The principal amounts of the other two notes are due in full in the amounts of $2,500,000 and $600,000 on September 15, 2009 and August 7, 2010, respectively.  We expect to pay off the note due September 2009 from the availability under our bank line of credit and available cash flow.  We are in preliminary discussion with Wells Fargo to extend our bank line of credit beyond its current expiration date of January 2010, three months after the September 2009 note becomes due and payable.  While we believe we have a positive and long term relationship with Wells Fargo, given the adverse events in the credit markets and the weak economy, which is negatively impacting consumer spending and preferences, we do not expect to extend the existing bank line of credit on terms more favorable or substantially the same as the existing line.  If the terms are less favorable than the existing line, our results of operations and liquidity may be adversely affected.    If we need to refinance all or a portion of our indebtedness from other sources, we cannot assure you that we will be able to do so on commercially reasonable terms.  In addition, to the extent we use our existing line of credit to refinance the debt, we could have less availability under the line for working capital and acquisition needs, which could adversely impact our results of operations, liquidity and growth opportunities.  Our existing bank line of credit with Wells Fargo allows us to borrow up to $12,500,000, subject to a limitation based on qualified inventory and receivables levels, with an option to increase that limit up to $15 million and matures on January 2, 2010.  As of December 27, 2008, there was $1,950,019 outstanding under our line of credit with additional availability of $4,694,603. Borrowings under our line of credit are secured by our inventory and accounts receivable. We borrow against these assets at agreed upon advance rates, which vary at different times of the year.

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

In addition, if our overall performance deteriorates, or if we experience liquidity challenges, our third party suppliers and vendors may demand accelerated payment of amounts due to them or require advance payments or letters of credit before goods are shipped to us.  These demands could have a significant adverse impact on our operating cash flow and on our liquidity.  Our third party suppliers and vendors are also experiencing the current impact of the slowing economy.  If one or more of our third party suppliers fails or is unable to supply us with adequate goods, due to their own financial troubles or the financial troubles of their suppliers, including factories in China, we may experience an adverse effect on our business and results of operations.

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

Amscan Holdings, Inc. (“AHI”), the parent company of Amscan, Inc. (“Amscan”) our largest supplier and the largest supplier in our industry, or AHI’s parent, AAH Holdings Corporation (“AAH”), acquired Party City Corporation, Party America and Factory Card & Party Outlet Corp. (“Factory Card”).  With the acquisitions of these party goods companies, AHI and AAH own a total of approximately 956 corporate and franchise party supply stores nationwide. None of these companies currently has a significant presence in the New England region.

We have a Supply Agreement with Amscan which extends to 2012 and obligates us to purchase increased levels of merchandise from Amscan, in exchange for, among other things, the right to receive certain additional rebates and more favorable pricing terms over the life of the agreement than were generally available to us under our previous terms with Amscan.  In addition to the Supply Agreement with Amscan, we have a five-year non-competition agreement from Party City and its affiliates that covers Massachusetts, Maine, New Hampshire, Vermont, Rhode Island, and Windsor and New London counties in Connecticut.

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

An important part of our long-range business plan is to increase our number of stores and, over time, enter new geographic markets.  We have opened 15 new stores, acquired three stores and closed three stores and operated two temporary Halloween stores over the past six years, bringing our total number of stores from 35 at the beginning of 2003 to 50 at the end of 2008.  We do not currently anticipate opening new stores in 2009 as part of our strategy to maintain liquidity during this economic slowdown, however, our long term growth goals include opening additional stores.  For a growth strategy to be successful, we must identify and lease or acquire favorable store sites, hire and train associates and store managers, and adapt management and operational systems to meet the needs of our expanded operations.  These tasks may be difficult to accomplish successfully.  If we are unable to open or acquire new stores in locations and on terms acceptable to us as quickly as planned, our future sales and profits may be adversely affected.  Even if we succeed in opening or acquiring new stores, these new stores may not achieve the same sales or profit levels as our existing stores.  Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs.  However, these new stores may result in the loss of sales in existing stores in nearby areas, which could adversely affect our business and financial performance. In addition, future store openings could cause us, among other things, to incur additional debt and increased interest expense, as well as experience dilution in earnings, if any, per share.  Impairment losses could also occur as a result of new store openings in the event that new store openings prove unsuccessful.

Our ownership structure includes large investors who own preferred stock and whose interests and rights in our company may differ in important respects from those of our common stock investors.

 As of December 27, 2008, there were 22,731,667 shares of common stock outstanding, and 27,272,658 potential additional common share equivalents outstanding that may be issued upon the conversion of outstanding convertible preferred stock, warrants and options to purchase our common stock.  The average weekly trading volumes in our common stock as reported on the NYSE Alternext US (formerly known as the American Stock Exchange) for the fifty two week periods ended December 27, 2008 and December 29, 2007 were 51,683 shares and 188,408 shares, respectively.  Additionally, a number of investors in the Company own large concentrations of our common and convertible preferred stock making our shares more illiquid than if our ownership structure were more widely distributed. The ownership rights of these holders of our convertible preferred stock impact the trading liquidity of our common shares, our corporate governance, and the relative economic stake that our common stock and convertible preferred stock investors have in the enterprise value of our business.  Although a more active trading market may develop in the future, the limited market liquidity for our stock may affect your ability to sell at a price that is satisfactory to you.

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

As of December 27, 2008, there were 27,272,658 potential additional common share equivalents outstanding.  These included 15,478,916 shares issuable upon the conversion of immediately convertible preferred stock, 2,083,334 shares issuable upon the exercise of a warrant with an exercise price of $0.475, 528,210 shares issuable upon the exercise of warrants with a weighted average exercise price of $3.79, 100,000 shares issuable upon the exercise of warrants with a weighted average exercise price of $1.50, and 9,082,198 shares issuable upon the exercise of stock options with a weighted average exercise price of $0.55.

Our common stock is thinly traded, may fluctuate based on relatively small levels of trading activity, and may be adversely affected by our capital structure, which makes it more difficult for investors to value our business.

Investing in shares of our common stock entails a high degree of risk.  Public trading of our common stock on the NYSE Alternext US (formerly known as the American Stock Exchange) typically occurs at relatively low sales volumes and very few, if any, security analysts regularly follow our stock.  Moreover, our common stock price has traded below $1.00 for significant periods of time.  In addition, our capital structure, which includes various series of convertible preferred stock with various contractual rights, generally makes it more difficult for investors, or prospective acquirers of our company, to value our business on an aggregate basis or to value our shares of common stock on a trading basis.  As a result of these factors, speculative investors may have a greater effect on our common stock price than would be the case for a company with a simpler ownership structure, a larger market capitalization, or common shares that are more diffusely held or heavily traded.  Accordingly, our common stock price could be subject to considerable speculative volatility and may not necessarily follow market expectations regarding our business prospects or financial performance.  In particular, our common stock price may be sensitive to non-financial developments involving our company as well as market rumors disseminated on the Internet or other forms of media regarding our company or our industry. If our quarterly financial performance does not meet the expectations of investors that trade in shares of our common stock, our stock price would likely decline.  If so, the decrease in the stock price may be disproportionate to the shortfall, real or perceived, in our financial performance.

Compliance with changing regulation of corporate governance, public disclosure, and accounting standards may result in additional expenses and risks.

Changing laws, regulations and standards relating to corporate governance, public disclosure and changes to accounting standards and practices, including the Sarbanes-Oxley Act of 2002, new SEC regulations, corporate law developments in Delaware, and evolving rules applicable to publicly-traded companies on the NYSE Alternext US (formerly known as the American Stock Exchange), are creating uncertainty, and hence risks, for companies such as ours.  These new or changed laws, regulations and standards are subject to varying interpretations due to the fact that they are new and there has not yet emerged a well-developed body of interpretation.  As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.  This development could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure, governance and accounting practices.

Our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  In particular, we have applied significant management and financial resources to document, test, monitor and enhance our internal control over financial reporting in order to meet the various current requirements of the Sarbanes-Oxley Act of 2002. Additional costs may be required to be incurred in 2009 since current regulations will require our internal controls to be audited by our external auditors. Currently, only management is required to certify as to the effectiveness of our internal controls. Any failure in the effectiveness of our internal control over financial reporting could have a material effect on our financial reporting or cause us to fail to meet reporting obligations, which upon disclosure, could negatively impact the market price of our common stock.  Our efforts to comply with these types of new regulatory requirements regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of our financial statements have required the commitment of increasing levels of financial and managerial resources. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, we could face various material and adverse consequences, including, a decline in our common stock price or a possible delisting of our common stock.

Our stock is listed on the NYSE Alternext US and subject to a number of continued listing requirements, the failure to comply with which may result in the delisting of our common stock.

Our common stock is currently listed on the NYSE Alternext US (formerly known as the American Stock Exchange or AMEX).  Subject to NYSE Alternext US rules, we are required to maintain compliance with a number of continued listing standards, including but not limited to, the requirement that our stock trade above certain pricing levels for a continued period. Our common stock price has traded below $1.00 for significant periods of time.  If the exchange considers our common stock to be a low priced stock, our common stock could be subject to delisting.  A delisting of our common stock could negatively impact us by reducing further the liquidity and market price of our common stock, or by reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity capital.

Product liability may adversely impact our operations and merchandise offerings.

We and our vendors are subject to regulations by a variety of state and federal regulatory authorities, including the Consumer Product Safety Commission. If one or more of our vendors fails to adhere to product safety requirements our reputation and brands could be damaged and we could be subject to product liability suits and government fines and penalties, which could adversely affect our business and results of operations.  Furthermore, to the extent we are unable to replace any non-compliant products, we may have to reduce our merchandise offerings, resulting in a decrease in sales.

A privacy breach could adversely affect the Company’s business.

The protection of customer, employee, and company data is critical to the Company. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. In addition, customers have a high expectation that the Company will adequately protect their personal information. A significant breach of customer, employee, or company data could damage the Company’s reputation and result in lost sales, fines, or lawsuits.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The following table identifies the number of our stores operating as of December 27, 2008, December 29, 2007 and December 30, 2006, by state:

	Number of Stores, for the fiscal year ended
	Dec 27, 2008			Dec 29, 2007			Dec 30, 2006
	End			End			End
	of		Acquired/	of		Acquired/	of		Acquired/
States	Period	Closings	Openings	Period	Closings	Openings	Period	Closings	Openings
Connecticut	7	—	—	7	—	—	7	—	—
Florida	5	—	—	5	—	—	5	—	—
Maine	3	—	—	3	—	—	3	—	—
Massachusetts	25	1	—	26	—	—	26	—	1
New Hampshire	6	—	—	6	—	—	6	—	—
Rhode Island	3	1	2	2	—	—	2	1	—
Vermont	1	—	—	1	—	—	1	—	—
Total	50	2	2	50	—	—	50	1	1

Our stores range in size from approximately 8,000 square feet to approximately 20,500 square feet and average approximately 10,300 square feet.  We lease all of our retail stores.  The leases generally provide for fixed minimum rentals, which typically increase periodically during the life of the lease, and, in some instances, contingent rentals based on a percentage of sales in excess of specified minimum sales levels, as well as related occupancy costs, such as property taxes and common area maintenance.  We lease our properties typically for 10 years and usually with options from our landlords to renew our leases for an additional 5 or 10 years.

In addition to our 50 stores, we lease office space at 270 Bridge Street, Suite 301, Dedham, Massachusetts, 02026.  The lease, which expires November 30, 2011, is for 10,600 square feet of space and the monthly rent is $17,917.  We also lease office and retail space at 1457 VFW Parkway, West Roxbury, Massachusetts, 02132.  This lease, which expires December 31, 2012, is for 20,500 square feet of space.  The retail store at our West Roxbury location uses 10,688 square feet and the remainder is used primarily for our corporate training center.  The total monthly rent for the retail store and corporate training center space is $20,037, subject to certain Consumer Price Index escalation clauses. We believe that these spaces are adequate for our immediate needs.

We believe that all properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings other than ordinary routine matters incidental to our business, which we do not expect, individually or in the aggregate, to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The NYSE Alternext US (formerly known as the American Stock Exchange) is the principal market for our common stock, where our shares are traded under the symbol “IPT”.

The following table sets forth the range of high and low sales prices on the NYSE Alternext US for our common stock for each of the fiscal quarters of 2008 and 2007:

MARKET PRICE OF COMMON STOCK

Period	High	Low
2008
Fourth fiscal quarter	$0.20	$0.06
Third fiscal quarter	0.25	0.16
Second fiscal quarter	0.30	0.20
First fiscal quarter	0.34	0.17

2007
Fourth fiscal quarter	$0.46	$0.15
Third fiscal quarter	0.46	0.33
Second fiscal quarter	0.51	0.36
First fiscal quarter	0.58	0.40

Holders

The approximate number of record holders of our common stock as of February 27, 2009 was 116.  The number of record owners was determined from our stockholder records, and does not include beneficial owners of our common stock whose shares are held in the names of various security holders, dealers and clearing agencies.  We believe that the number of beneficial owners of our common stock held by others as or in nominee names exceeds 500 in number.

Dividends

We have never paid a cash dividend on our shares of common stock and have no expectation of doing so for the foreseeable future.  Our existing line of credit agreement with Wells Fargo Retail Finance, LLC generally prohibits the payment of any dividends or other distributions to any of our classes of capital stock.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities made during the fourth quarter of 2008.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no stock repurchases made during the fourth quarter of 2008.

Stock Performance Graph

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG iPARTY CORP. (“IPT”), RUSSELL 2000

INDEX (“RUSSELL 2000”) AND S&P RETAIL INDEX

The following graph compares the cumulative total stockholder return of our common stock during the five fiscal years ended December 27, 2008 with the cumulative return of the Russell 2000 Index and the Standard & Poor’s Retail Index.

This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and the graph shall not be deemed incorporated by reference into any prior or subsequent filings by us under the Securities Act or the Exchange Act.

	12/27/03	12/25/04	12/31/05	12/30/06	12/29/07	12/27/08
IPT	$100.00	$77.53	$43.82	$44.94	$24.72	$8.99
Russell 2000	$100.00	$117.02	$121.32	$141.95	$139.08	$85.92
S&P Retail Index-Rlx	$100.00	$121.77	$122.31	$133.76	$109.89	$72.71

(1)                      Assumes $100 invested on December 27, 2003 in our common stock, the Russell 2000 Index and the S&P Retail Index, including reinvestment of any dividends paid on the investment.  The Russell 2000 Index is an index of 2,000 “small cap” domestic equities that rank in capitalization below the 1,000 largest public companies in terms of market capitalization.  The S&P Retail Index is a capitalization-weighted index of domestic equities that consist of the retail sector stocks contained in the S&P 500 Index.

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

	2008	2007	2006	2005 (1)	2004
	52 weeks	52 weeks	52 weeks	53 weeks	52 weeks
Statement of Operations Data:
Revenues	$81,210,999	$81,798,634	$78,458,329	$72,537,998	$64,276,225
Operating costs:
Cost of products sold	46,885,215	46,465,441	44,942,542	41,395,193	35,826,820
Marketing and sales	26,793,885	26,181,504	25,625,547	24,116,050	21,176,925
General and administrative	7,205,067	7,553,869	6,736,197	6,762,583	6,335,067

Operating income	326,832	1,597,820	1,154,043	264,172	937,413

Other income	—	—	—	—	382,500

Income before interest and taxes	326,832	1,597,820	1,154,043	264,172	1,319,913

Interest income	4,609	17,806	10,217	801	1,354
Interest expense	(720,891)	(857,612)	(772,334)	(532,649)	(225,074)

Income (loss) before taxes	(389,450)	758,014	391,926	(267,676)	1,096,193

Income taxes	50,605	146,323	17,279	—	105,000

Net income (loss)	$(440,055)	$611,691	$374,647	$(267,676)	$991,193

Net income (loss) available to common stockholders	$(440,055)	$611,691	$374,647	$(267,676)	$991,193

Income (loss) per share:
Basic	$(0.02)	$0.02	$0.01	$(0.01)	$0.03
Diluted	$(0.02)	$0.02	$0.01	$(0.01)	$0.02

Net income (loss) per share available to common stockholders
Basic	$(0.02)	$0.02	$0.01	$(0.01)	$0.03
Diluted	$(0.02)	$0.02	$0.01	$(0.01)	$0.02

Weighted-average shares outstanding:
Basic	22,722,485	38,204,374	37,862,928	22,186,581	37,649,400
Diluted	22,722,485	39,913,274	39,535,874	22,186,581	41,517,036

Other Data:
Net cash provided by (used in) operating activities	$3,229,642	$(239,008)	$4,412,036	$(259,907)	$129,690
Net cash used in investing activities	(2,027,709)	(802,174)	(2,579,007)	(1,663,647)	(2,121,134)
Net cash provided by (used in) financing activities	(1,213,215)	352,338	(1,771,847)	865,591	1,306,130
Capital expenditures (2)	2,027,709	802,174	709,892	1,663,647	2,121,134

	Dec 27, 2008	Dec 29, 2007	Dec 30, 2006	Dec 31, 2005	Dec 25, 2004
Balance Sheet Data:
Working capital	$3,489,893	$6,184,373	$4,954,989	$2,091,213	$3,236,148
Total assets	20,995,273	22,977,086	22,697,373	21,717,076	19,479,937
Total long-term liabilities	1,800,174	4,394,367	4,707,964	1,095,998	1,268,452

(1) Fiscal year 2005 refers to a 53-week fiscal year, while fiscal years 2008, 2007, 2006 and 2004 refer to 52-week fiscal years.

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

Overview

At the end of 2008, we operated 50 retail stores, including 45 in New England and five in Florida, and for the year we generated approximately $81.2 million in sales and had a net loss of approximately $0.4 million. Total sales for fiscal 2008 (a 52-week period) decreased 0.7% compared to fiscal 2007 (also a 52-week period). Comparable store sales in 2008 decreased 2.4% compared to sales in 2007. Comparable store sales are defined as sales from those stores open for at least one full year.

The year began with a 2.2% increase in comparable store sales in the first quarter of 2008. Total sales for the first quarter of 2008 increased 3.5% compared to the first quarter of 2007. This performance was mainly due to strong sales associated with the post-season football playoffs, especially the 2008 Super Bowl, between the New England Patriots and New York Giants football teams, and the occurrence of Easter in the first quarter of 2008. Despite the increase in sales, net loss for the quarter increased due to increased merchandise costs, increased markdowns, due in part to a weather related decline in sales in December 2007, and increased store operating expenses, as we opened two stores and closed two stores in January 2008. Our net loss for the quarter was $1.9 million, compared to a net loss of $1.5 million for the first quarter of 2007.

In the second quarter, comparable stores sales decreased 2.8% compared to the same period in 2007. Total sales decreased by 1.5%. During this quarter, our sales results suffered from the movement of Easter from the second to the first quarter of the year. Product margins stabilized in the second quarter. However, store operating costs continued to increase compared to 2007 levels, resulting in a lower profit for the quarter compared to the second quarter of 2007. Our net income was $184 thousand for the quarter compared to a net income of $512 thousand for the second quarter of 2007.

In the third quarter, our comparable stores sales decreased by 4.2% compared to the third quarter of 2007. Total sales decreased 2.6% compared to third quarter 2007. The decrease in sales for the third quarter was caused by an overall weakening of customer traffic, which we believe may have been caused in part by consumer uneasiness in response to the then soaring price levels for petroleum products. Our loss for the third quarter of 2008 was $1.3 million compared to a net loss in the third quarter of 2007 of $1.1 million.

The year ended with a 3.3% decrease in comparable store sales in the fourth quarter, which included a 1.1% increase in comparable store sales in the month of October. Total company sales decreased 1.3 % in the fourth quarter as compared to the fourth quarter of 2007. This decrease included a 3.9% increase in total company sales for the month of October. Overall, the fourth quarter was negatively affected by the deepening financial crisis in the U.S. and world economies. Falloff in consumer confidence led to a continued softening in store traffic and sales. The resultant sales shortfall was offset to a certain extent by a slightly better margin rate, and by lower expenses in certain categories, notably general and administrative expenses and interest, as compared to 2007. For the quarter, our net income was $2.6 million, compared to $2.7 million in the fourth quarter of 2007.

For the full fiscal year 2008, our comparable stores sales decrease was 2.4% which follows a 2.6% increase for 2007 and a 3.8% increase for 2006.  Our net loss for 2008 was $0.4 million compared to net income of $0.6 million in 2007.

Overview Summary for 2008

In 2008, the US economy entered into a recessionary period combined with a systematic lack of liquidity.  During the year, we saw the housing crisis deepen, the stock market decline dramatically, and unemployment rise steeply.  All of these factors contributed to a difficult retail environment.   Many economists anticipate a difficult 2009. Although we fared better than many of our competitors in 2008, we have taken significant steps in response to the economic crisis.  We reviewed and revamped our headquarters and store expenses, which included reducing our headcount and decreasing our advertising and other administrative costs . We expect to save up to $3 million in expenses in 2009 from these actions.  In addition, we do not expect to open any additional stores in 2009, unless we see an early recovery in the economy.   For the remainder of 2009 we will focus on maintaining maximum liquidity in anticipation of continued lower sales levels associated with anticipated continued weakness in consumer confidence and overall spending levels.

Fiscal 2008 Compared to Fiscal 2007

Revenues

Our consolidated revenues for 2008 were $81,210,999, a decrease of $587,635, or 0.7% from 2007.  Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.

	For the year ended
	Dec 27, 2008	Dec 29, 2007
Revenues	$81,210,999	$81,798,634

Increase in revenues from prior year	-0.7%	4.3%

Sales for 2008 included a decrease of 2.4% in comparable store sales, and sales from two stores that we acquired in the first quarter of 2008, but were not included in the comparable stores sales calculation until the first quarter of 2009, the stores’ one year anniversary.

Cost of goods sold and occupancy costs

Our cost of products sold and occupancy costs for 2008 was $46,885,215, or 57.7% of revenues, an increase of $419,774 and an increase of 0.9 percentage points, as a percentage of revenues, from 2007.  Cost of products sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores.

	For the year ended
	Dec 27, 2008	Dec 29, 2007
Cost of goods sold and occupancy costs	$46,885,215	$46,465,441

Percentage of revenues	57.7%	56.8%

As a percentage of revenues, the increase in cost of products sold was primarily attributable to increased occupancy costs due to scheduled rent escalations and other occupancy related costs.

Marketing and sales expense

Our consolidated marketing and sales expense for 2008 was $26,793,885 or 33.0% of revenues, an increase of $612,381 and an increase of 1.0 percentage point, as a percentage of revenues, from 2007.  Marketing and sales expenses consist primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.

	For the year ended
	Dec 27, 2008	Dec 29, 2007
Marketing and sales	$26,793,885	$26,181,504

Percentage of revenues	33.0%	32.0%

As a percentage of revenues, the increase in marketing and sales expense was primarily attributable to store opening costs associated with the two Rhode Island stores acquired on January 2, 2008 and two temporary Halloween stores opened in September 2008, plus increased payroll costs.

General and administrative expense

Our consolidated general and administrative (“G&A”) expenses for 2008 were $7,205,067, or 8.9% of revenues, a decrease of $348,802, or 0.3 percentage point as a percentage of revenues, from 2007. G&A expenses consist of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.

	For the year ended
	Dec 27, 2008	Dec 29, 2007
General and administrative	$7,205,067	$7,553,869

Percentage of revenues	8.9%	9.2%

As a percentage of revenues, the decrease in general and administrative expense was primarily attributable to the reduction in executive payroll expense and incentive based compensation.

Operating income

Our operating income for 2008 was $326,832, or 0.4% of revenues, compared to an operating income of $1,597,820, or 2.0% of revenues in 2007.

Interest expense

Our interest expense in 2008 was $720,891, a decrease of $136,721 from 2007.  The decrease during 2008 was due primarily to interest expense related to the decrease in prime rate during the year.  The effective interest rate on our borrowings under our line of credit decreased to 4.7% during 2008 compared to 8.2% in 2007, which decreased interest expense by approximately $126,664. The interest rate was based on the bank’s base rate. Our average revolving loan balance was approximately $3,656,861 during 2008 compared to $2,071,953 in 2007, which increased interest expense by approximately $129,983. Interest expense related to notes payable in 2008 was $338,630, compared to interest expense in 2007 of $463,862. These decreases were due to lower interest rates on the Highbridge note and the decreasing principal on the Amscan note. Our average notes payable balance was approximately $3,689,225 during 2008, compared to $4,079,132 in 2007, which decreased interest by approximately $63,891. The effective interest rate on our notes payable decreased to 14.7% in 2008, compared to 16.3% in 2007, which decreased interest expense by $61,341. Additionally, interest expense from capital leases and other sources in 2008 decreased by $14,809 from 2007. Interest expense in 2008 was also slightly offset by interest income of $4,609.

Income taxes

In 2008, our provision for income taxes was $50,605, which included $16,485 for federal alternative minimum taxes and $34,120 for state income taxes. Our provision for state taxes exceeds the average statutory rate net of federal tax benefit because of permanent and temporary differences, for which we provide a valuation allowance, between taxable and book income, including amounts associated with stock based compensation expense, depreciation, and amortization of intangibles and common stock warrants. We were able to utilize approximately $1,012,902 of net operating loss carryforwards for federal income tax purposes in 2008, which were fully reserved for in the prior year due to the uncertainty of future taxable income.

In 2007, our provision for income taxes was $146,323, which included $19,215 for federal alternative minimum taxes and $127,108 for state income taxes. Our provision for state taxes exceeds the average statutory rate net of federal tax benefit because of permanent and temporary differences, for which we provided a valuation allowance, between taxable and book income, including amounts associated with stock based compensation expense, depreciation, and note payable amortization. We were able to utilize approximately $1,436,844 of net operating loss carryforwards for federal income tax purposes in 2007, which were fully reserved for in the prior year due to the uncertainty of future taxable income.

At the end of 2008, we had estimated net operating loss carryforwards of approximately $20.3 million, which begin to expire in 2019.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards may be subject to annual limitations based upon certain ownership changes of our stock that may have occurred or that may occur.

Net income (loss)

Our net loss in 2008 was $440,055 or $0.02 net loss per basic and diluted share, compared to net income of $611,691, or $0.02 net income per basic and diluted share, in 2007.

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

Income taxes

In 2007, our provision for income taxes was $146,323, which included $19,215 for federal alternative minimum taxes and $127,108 for state income taxes. Our provision for state taxes exceeds the average statutory rate net of federal tax benefit because of permanent and temporary differences, for which we have provided a valuation allowance, between taxable and book income, including amounts associated with stock based compensation expense, depreciation, and note payable amortization. We were able to utilize approximately $1,436,844 of net operating loss carryforwards for federal income tax purposes in 2007, which were fully reserved for in the prior year due to the uncertainty of future taxable income.

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

At the end of 2007, we had estimated net operating loss carryforwards of approximately $21.2 million, which begin to expire in 2019.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards may be subject to annual limitations based upon certain ownership changes of our stock that may have occurred or that may occur.

Net income

Our net income in 2007 was $611,691 or $0.02 per basic and diluted share, compared to net income of $374,647, or $0.01 per basic and diluted share, in 2006.

Critical Accounting Policies

Our financial statements are based on the application of significant accounting policies, many of which require our management to make significant estimates and assumptions (see Note 2 to our consolidated financial statements).  We believe the following accounting policies to be those most important to the portrayal of our financial condition and operating results and those that require the most subjective judgment.  If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements.

Inventory and Related Allowance for Obsolete and Excess Inventory

Our inventory consists of party supplies and is valued at the lower of moving weighted-average cost or market.  We record vendor rebates, discounts and certain other adjustments to inventory, including freight costs, and we recognize these amounts in the income statement as the related goods are sold.

During each interim reporting period, we estimate the impact on cost of products sold associated with inventory shortage.  The actual inventory shortage is determined upon reconciliation of the annual physical inventory, which occurs shortly before and after our year end, and an adjustment to cost of products sold is recorded at the end of the fourth quarter to recognize the difference between the estimated and actual inventory shortage for the full year.  The adjustment in the fourth quarter of 2008 included an estimated reduction of $261,915 to the cost of products sold during the previous three quarters.  The adjustment in the fourth quarter of 2007 included an estimated reduction of $123,249 to the cost of products sold during the previous three quarters.  The adjustment in the fourth quarter of 2006 included an estimated reduction of $251,806 to the cost of products sold during the previous three quarters.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we perform a review of each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  Our review considers store operating results, future sales growth and cash flows.  The conclusion regarding impairment may differ from current estimates if underlying assumptions or business strategies change.  On November 4, 2006, we closed our store in East Providence, Rhode Island due to underperforming sales.  As a result of this closing, we recorded a charge of approximately $140,000 related to remaining lease payments and other closing costs during the year ended December 30, 2006. The term of the lease expired on August 31, 2007.  At December 29, 2007, the accrual had been reduced to zero. We closed two stores in early January 2008, at the end of their lease terms.  No impairment charges were required for these stores, as the assets related to them have been fully amortized, except for immaterial amounts, and no liability existed for future lease costs. We are not aware of any impairment indicators for any of our remaining stores at December 27, 2008.

Income Taxes

Historically, we have not recognized an income tax benefit for our losses. Accordingly, we record a valuation allowance against our deferred tax assets because of the uncertainty of future taxable income and the realizability of the deferred tax assets.  In determining if a valuation allowance against our deferred tax asset is appropriate, we consider both positive and negative evidence.  The positive evidence that we considered included (1) we were profitable in 2007 and 2006, and were able to use a portion of our net operating loss carryforwards in those years and expect to do so in 2008, (2) we have achieved positive comparable store sales growth for six out of the last seven years and (3) we had improved merchandise margins in 2007.  The negative evidence that we considered included (1) we realized a net loss in 2005 and 2008, (2) our merchandise margins decreased in 2008, 2006 and 2005, (3) our future profitability is vulnerable to certain risks, including (a) the risk that we may not be able to generate significant taxable income to fully utilize our net operating loss carryforwards of approximately $20.3 million at December 27, 2008, (b) the risk of unseasonable weather and other factors in a single geographic region, New England, where our stores are concentrated, (c) the risk of being so dependent upon a single season, Halloween, for a significant amount of annual sales and profitability and (d) the risk of fluctuating prices for petroleum products, which are a key raw material for much of our merchandise and which affect our freight costs and those of our suppliers and affect our customers’ spending levels and patterns, (4) the costs that opening or acquiring new stores will put pressure on our profit margins until these stores reach maturity, (5) the expected costs of increased regulatory compliance, including, without limitation, those associated with Section 404 of the Sarbanes-Oxley Act, will likely have a negative impact on our profitability, (6) the risk that a general or perceived slowdown in the U.S economy, or uncertainty as to the economic outlook, which the U.S. and world economies are experiencing, could reduce discretionary spending or cause a shift in consumer discretionary spending to other products.

The negative evidence is strong enough for us to conclude that the level of our future profitability is uncertain at this time. We believe that it is prudent for us to maintain a valuation allowance against our deferred tax assets until we have a longer track record of profitability and we can reduce our exposure to the risks described above.  Should we determine that we will be able to realize our deferred tax assets in the future, an adjustment to our deferred tax assets would increase income in the period we made such a determination.

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

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.   SFAS 161 requires enhanced disclosures regarding derivative and hedging activities.  SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged, or for us the fiscal year ending December 26, 2009. We do not expect the adoption of SFAS No. 161 to have a material effect on our financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  Statement 162 was effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The SEC issued an approval order on September 16, 2008.  Therefore, SFAS 162 was effective on November 15, 2008.  The adoption of SFAS 162 has not had a material effect on our financial statements.

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

Our prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, improve our infrastructure, respond to economic conditions, and meet contractual commitments. Based on our current operating plan, we believe that anticipated revenues from operations and borrowings available under our existing line of credit, which expires on January 2, 2010, will be sufficient to fund our operations, working capital requirements and capital expenditures through the next twelve months.  In the event that our operating plan changes due to changes in our strategic plans, lower-than-expected revenues, unanticipated expenses, increased competition, unfavorable economic conditions or other unforeseen circumstances, including the continued turmoil and tightening of the credit markets, and further weakening of consumer confidence and spending, our liquidity may be negatively impacted.  If so, we could be required to further adjust our expenditures for 2009 to conserve working capital or raise additional capital, possibly including debt or equity financing, to fund operations and our growth strategy and to refinance our outstanding debt.  The Company is in the process of negotiating financing to extend or replace its existing line of credit, which expires on January 2, 2010, as discussed further below.

Notes Payable

We currently have three notes payable outstanding with principal balances totaling $3,612,549 at December 27, 2008.  We refer to the notes as the Highbridge Note, the Amscan Note and the Party City Note.  For a full description of these notes, we refer you to Item 9 in the Notes to Consolidated Financial Statements for the fiscal years ended December 29, 2008 and December 27, 2007 included in Item 8 of this Annual Report on Form 10-K.  The Amscan Note bears interest at the rate of 11.0% per annum and is payable in thirty-six (36) equal monthly installments of principal and interest of $59,562 commencing on November 1, 2006, and on the first day of each month thereafter until October 1, 2009.  The Party City Note, which has a principal amount of $600,000, is payable by quarterly interest-only payments over four years, with the full principal amount due at the note’s maturity on August 7, 2010.

In September 2006, we closed a financing transaction with an institutional accredited investor whereby we issued a three-year $2.5 million subordinated note (the “Highbridge Note”) that bears interest at an interest rate of prime plus one percent and a warrant (the “Highbridge Warrant”) exercisable for 2,083,334 shares of our common stock at an exercise price of $0.475 per share, or 125% of the closing price of our common stock on the day immediately prior to the closing of the transaction.  The Highbridge Note matures on September 15, 2009.  The agreements entered into in connection with the financing provide for certain restrictions and covenants consistent with Highbridge’s status as a subordinated lender, and also grant Highbridge resale registration rights with respect to the shares of common stock underlying the Highbridge Warrant. The issuance of the Highbridge Warrant triggered certain anti-dilution provisions of our Series B, C, and D convertible preferred stock. We expect to pay off the Highbridge Note from the availability under our bank line of credit and available cash flow. If we are unable to use our bank line of credit or available cash flow to pay off the Highbridge note when due, or if there is a material increase in the cost to do so, we would need to secure alternative financing, which may not be available on commercially reasonable terms or at all, and could result in a materially adverse effect on our results of operations and financial position. We are in preliminary discussion with Wells Fargo to extend our bank line of credit beyond its current expiration date of January 2010, three months after the Highbridge Note becomes due and payable.  While we expect to extend the bank line of credit with Wells Fargo or another lender, given the state of the economy, we expect that the borrowing margins will increase and the terms of the loan will be more stringent.  If the terms are less favorable than the existing line, our results of operations and liquidity may be adversely affected.

Line of Credit

We have a line of credit (the “line”) with Wells Fargo, which expires on January 2, 2010.  The maximum loan amount available under the line of credit with Wells Fargo is $12,500,000, which may be increased up to a maximum level of $15 million, upon 15 days written notice, as long as we are in compliance with all debt covenants and the other provisions of the loan agreement.   The agreement permits us, at our option, to use the London Interbank Offered Rate (“LIBOR”) for certain of our borrowings rather than the bank’s base rate.  Borrowings under our line of credit are secured by our inventory and accounts receivable. We borrow against these assets at agreed upon advance rates, which vary at different times of the year.

Our inventory consists of party supplies which are valued at the lower of weighted-average cost or market and are reduced by an allowance for obsolete and excess inventory and are further reduced or increased by other adjustments, including vendor rebates and discounts and freight costs.  Our line of credit availability calculation allows us to borrow against “acceptable inventory at cost”, which is based on our inventory at cost and applies adjustments that our lender has approved, which may be different than adjustments we use for valuing our inventory in our financial statements, such as the adjustment to reserve for inventory shortage.  The amount of “acceptable inventory at cost” was approximately $13,233,451 at December 27, 2008.

Our accounts receivable consist primarily of credit card receivables and vendor rebate receivables.  Our line of credit availability calculation allows us to borrow against “eligible credit card receivables”, which are the credit card receivables for the previous two to three days of business.  The amount of “eligible credit card receivables” was approximately $106,727 at December 27, 2008.

Our total borrowing base is determined by adding the “acceptable inventory at cost” times an agreed upon advance rate plus the “eligible credit card receivables” times an agreed upon advance rate but not to exceed our established credit limit, which was $12,500,000 at December 27, 2008.  Under the terms of our line of credit, our $12,500,000 credit limit was further reduced by (1) a minimum availability block, (2) customer deposits, (3) gift certificates, (4) merchandise credits and (5) outstanding letters of credit. The amounts outstanding under our line were $1,950,019 at December 27, 2008 and $2,613,511 as of December 29, 2007, a decrease of $663,492. Our additional availability was $4,694,603 at December 27, 2008 and $4,354,468 at December 29, 2007. The decrease in the amount outstanding under our line of credit was due primarily to net payments on the line from cash provided by operating activities.

The outstanding balances under our line are classified as current liabilities in the accompanying consolidated balance sheets since we are required to apply daily lock-box receipts to reduce the amount outstanding.

Our line of credit includes a number of covenants, including a financial covenant requiring us to maintain a minimum availability under the line of 5% of the credit limit.  The agreement also has a covenant that requires us to limit our capital expenditures to within 110% of those amounts included in our business plan, which may be updated from time to time.  At December 27, 2008, we were in compliance with these financial covenants.

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

Supply Agreement with Amscan

Our Supply Agreement with Amscan gives us the right to receive certain additional rebates and more favorable pricing terms over the term of the agreement than generally were available to us under our previous terms with Amscan.  The right to receive additional rebates, and the amount of such rebates, are subject to our achievement of increased levels of purchases and other factors provided for in the Supply Agreement.  In exchange, the Supply Agreement obligates us to purchase increased levels of merchandise from Amscan until 2012.  The Supply Agreement provided for a ramp-up period during 2006 and 2007 and, for five years beginning with calendar year 2008, requires us to purchase on an annual basis merchandise equal to the total number of our stores open during such calendar year, multiplied by $180,000.  The Supply Agreement provides for penalties in the event we fail to attain the annual purchase commitment that would require us to pay to Amscan the difference between the purchases for that year and the annual purchase commitment for that year. Under the terms of the Supply Agreement, the annual purchase commitment for any individual year can be reduced for orders placed by the Company but not filled by the supplier.  During 2008, the supplier experienced difficulty in fulfilling certain of our orders sourced out of China.  Accordingly, the supplier agreed to reduce the Company’s purchase commitment for 2008 to 90% of the contractual minimum for that year. The Company’s purchases for 2008 exceeded the minimum purchase amount commitments, as adjusted, under the Supply Agreement. Although we do not expect to incur any penalties under this supply agreement, if they were to occur, there could be a material adverse effect on our uses and sources of cash.

Operating, Investing and Financing Activities

Our operating activities provided $3,229,642 in 2008 compared to use of $239,008 in 2007, an increase of $3,468,650.  The increase in cash provided by operating activities was primarily due to lower inventory purchases during 2008 as compared to 2007, as well as lower prepaid expenses at the end of 2008 compared to the end of 2007.

We used $2,027,709 in investing activities in 2008 compared to $802,174 in 2007, an increase of $1,225,535.  The cash invested in 2008 was primarily due to the acquisition in January 2008 of two retail stores located in Rhode Island and the related non-compete agreement (see discussion below).  The cash invested in 2007 was primarily due to fixture and equipment improvements in our existing retail stores, plus the implementation of a new human resource information and payroll system.

Our financing activities used $1,213,215 in 2008 compared to providing $352,338 in 2007, an increase of $1,565,553.  The increase was primarily related to decreased borrowings on our line of credit in 2008 as compared to 2007. As mentioned above, on January 2, 2008, we completed the purchase of two franchised Party City Corporation retail stores in Lincoln, Rhode Island and Warwick, Rhode Island.   The aggregate consideration for the assets purchased and related non-competition covenants was $1,350,000, plus approximately $195,000 for associated inventory, paid in cash at closing, on terms and conditions specified in the particular asset purchase agreement.  Funding for the purchase was obtained from our existing line of credit with Wells Fargo.

Contractual Obligations

Contractual obligations at December 27, 2008 were as follows:

	Payments Due By Period
		Within	Within
	Within	2 - 3	4 - 5	After
	1 Year	Years	Years	5 Years	Total
Line of credit	$1,951,315	$—	$—	$—	$1,951,315
Capital lease obligations	7,295	—	—	—	7,295
Notes payable	3,222,473	644,100	—	—	3,866,573
Supply agreement	9,000,000	18,000,000	9,000,000	—	36,000,000
Operating leases (including retail space leases)	9,133,967	16,034,549	10,649,134	8,870,535	44,688,185
Total contractual obligations	$23,315,050	$34,678,649	$19,649,134	$8,870,535	$86,513,368

In addition, at December 27, 2008, we had outstanding purchase orders totaling approximately $2,201,665 for the acquisition of inventory and non-inventory items that were scheduled for delivery after December 27, 2008.

Acquisitions

We operate in a largely un-branded market that has many small businesses.  As a result, we have considered, and may continue to consider, growing our business through acquisitions of other entities.  Any determination to make an acquisition will be based upon a variety of factors, including, without limitation, the purchase price and other financial terms of the transaction, the business prospects, geographical location and the extent to which any acquisition would enhance our prospects.  Given the current state of the economy and our focus on maintaining maximum liquidity, we do not expect to acquire any new stores in 2009 unless we see an early recovery in the economy.

On January 2, 2008, we completed the purchase of the two stores. The aggregate consideration paid was $1,350,000 plus approximately $195,000 for associated inventory. The stores were converted into iParty stores immediately following the closing of the transaction. We did not complete any other acquisitions in 2008, although we opened two temporary Halloween stores during the fourth quarter of the year.

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

Geographic Concentration

As of December 27, 2008, we operated a total of 50 stores, 45 of which are located in New England and 5 of which are located in Florida. As a result, a severe or prolonged regional recession or regional changes in demographics, employment levels, population, weather patterns, real estate market conditions, consumer confidence and spending patterns or other factors specific to the New England region or in Florida may adversely affect us more than a company that is more geographically diverse.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer and the Chief Financial Officer of iParty (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 27, 2008, the end of the fiscal year to which this report relates, that iParty’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by iParty in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by iParty in such reports is accumulated and communicated to iParty’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.  iParty’s disclosure controls and procedures were designed to provide a reasonable level of assurance of reaching iParty’s disclosure requirements and are effective in reaching that level of assurance.

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

Our management has assessed the effectiveness of its internal control over financial reporting as of December 27, 2008. This evaluation was based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”). Based on its assessment, our management concluded that our internal control over financial reporting was effective as of December 27, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

 (d)      Changes in Internal Controls.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal year ended December 27, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A(T). CONTROLS AND PROCEDURES

The information required by this Item is included in Item 9A of this report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is contained in our proxy statement for the annual meeting of stockholders scheduled to be held on May 27, 2009, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 27, 2008.  Such information is hereby incorporated by reference.

We have adopted a written code of business conduct and ethics that applies to all our directors, officers and employees, a copy of which is located on the Investor Relations page of our website which is located at www.iparty.com.  We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics on that same page of our website.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is contained in our proxy statement for the annual meeting of stockholders scheduled to be held on May 27, 2009, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 27, 2008.  Such information is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

Certain of the information required by this Item is contained in our proxy statement for the annual meeting of stockholders scheduled to be held on May 27, 2009, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 27, 2008.  Such information is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is contained in our proxy statement for the annual meeting of stockholders scheduled to be held on May 27, 2009, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 27, 2008.  Such information is hereby incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is contained in our proxy statement for the annual meeting of stockholders scheduled to be held on May 27, 2009, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 27, 2008.  Such information is hereby incorporated by reference.

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

Dated: March 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ SAL PERISANO	Chairman of the Board and	March 23, 2009
Sal Perisano	Chief Executive Officer
(Principal Executive Officer)

/s/ DAVID ROBERTSON	Chief Financial Officer	March 23, 2009
David Robertson	(Principal Financial Officer and Principal
Accounting Officer)

/s/ DANIEL DE WOLF	Director	March 23, 2009
Daniel De Wolf

/s/ FRANK HAYDU	Director	March 23, 2009
Frank Haydu

/s/ ROBERT JEVON	Director	March 23, 2009
Robert Jevon

/s/ ERIC SCHINDLER	Director	March 23, 2009
Eric Schindler

/s/ JOSEPH VASSALLUZZO	Director	March 23, 2009
Joseph Vassalluzzo

iPARTY CORP.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

iParty Corp.

We have audited the accompanying consolidated balance sheets of iParty Corp. and subsidiaries as of December 27, 2008 and December 29, 2007, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 27, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iParty Corp. and subsidiaries at December 27, 2008 and December 29, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 27, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 19, 2009

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED BALANCE SHEETS

	Dec 27, 2008	Dec 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$60,250	$71,532
Restricted cash	775,357	862,536
Accounts receivable	730,392	1,105,807
Inventory, net	13,022,142	13,639,531
Prepaid expenses and other assets	279,185	996,779
Total current assets	14,867,326	16,676,185
Property and equipment, net	3,646,481	4,360,123
Intangible assets, net	2,303,692	1,756,800
Other assets	177,774	183,978
Total assets	$20,995,273	$22,977,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and book overdrafts	$4,048,833	$4,723,370
Accrued expenses	2,495,955	2,503,752
Current portion of capital lease obligations	6,444	30,473
Current notes payable, net of discount of $136,367 at December 27, 2008	2,876,182	620,706
Borrowings under line of credit	1,950,019	2,613,511
Total current liabilities	11,377,433	10,491,812

Long-term liabilities:
Capital lease obligations, net of current portion	—	9,213
Notes payable, net of discount of $340,917 at December 29, 2007	600,000	3,271,632
Other liabilities	1,200,174	1,113,522
Total long-term liabilities	1,800,174	4,394,367

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock - $.001 par value; 10,000,000 shares authorized,
Series B convertible preferred stock - 1,150,000 shares authorized; 463,086 and 465,401 shares issued and outstanding at December 27, 2008 and December 29, 2007, respectively (aggregate liquidation value of $9,261,724 at December 27, 2008)	6,890,723	6,925,170
Series C convertible preferred stock - 100,000 shares authorized, issued and outstanding (aggregate liquidation value of $2,000,000 at December 27, 2008)	1,492,000	1,492,000
Series D convertible preferred stock - 250,000 shares authorized, issued and outstanding (aggregate liquidation value of $5,000,000 at December 27, 2008)	3,652,500	3,652,500
Series E convertible preferred stock - 533,333 shares authorized; 296,666 shares issued and outstanding (aggregate liquidation value of $1,112,497 at December 27, 2008)	1,112,497	1,112,497
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding (aggregate liquidation value of $500,000 at December 27, 2008)	500,000	500,000
Total convertible preferred stock	13,647,720	13,682,167

Common stock - $.001 par value; 150,000,000 shares authorized; 22,731,667 and 22,700,655 shares issued and outstanding at December 27, 2008 and December 29, 2007, respectively	22,732	22,701

Additional paid-in capital	52,095,711	51,894,481
Accumulated deficit	(57,948,497)	(57,508,442)
Total stockholders’ equity	7,817,666	8,090,907

Total liabilities and stockholders’ equity	$20,995,273	$22,977,086

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the periods ended
	Dec 27, 2008	Dec 29, 2007	Dec 30, 2006
	(52 weeks)	(52 weeks)	(52 weeks)
Revenues	$81,210,999	$81,798,634	$78,458,329
Operating costs:
Cost of products sold	46,885,215	46,465,441	44,942,542
Marketing and sales	26,793,885	26,181,504	25,625,547
General and administrative	7,205,067	7,553,869	6,736,197

Operating income	326,832	1,597,820	1,154,043

Income before income taxes	326,832	1,597,820	1,154,043

Interest income	4,609	17,806	10,217
Interest expense	(720,891)	(857,612)	(772,334)

Income (loss) before income taxes	(389,450)	758,014	391,926

Income taxes	50,605	146,323	17,279

Net income (loss)	$(440,055)	$611,691	$374,647

Income (loss) per share:
Basic	$(0.02)	$0.02	$0.01
Diluted	$(0.02)	$0.02	$0.01

The accompanying notes are an integral part of these Consolidated Financial Statements.

IPARTY CORP.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Stockholders’ Equity (Deficit)
	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance December 31, 2005	1,235,353	$13,816,098	22,536,637	$22,537	$50,971,659	$(58,494,780)	$6,315,514

Issuance of common stock upon conversion of Series B convertible preferred stock	(3,000)	(44,651)	39,925	40	44,611		—
Stock based compensation	—	—	—	—	35,592	—	35,592
Exercise of stock options	—	—	27,315	27	5,574	—	5,601
Issuance of warrants	—	—	—	—	613,651	—	613,651
Net income	—	—	—	—	—	374,647	374,647
Balance December 30, 2006	1,232,353	13,771,447	22,603,877	22,604	51,671,087	(58,120,133)	7,345,005

Issuance of common stock upon conversion of Series B convertible preferred stock	(6,000)	(89,280)	80,376	81	89,199	—	—
Stock based compensation	—	—	—	—	129,628	—	129,628
Exercise of stock options	—	—	16,402	16	4,567	—	4,583
Net income	—	—	—	—	—	611,691	611,691
Balance December 29, 2007	1,226,353	$13,682,167	22,700,655	$22,701	$51,894,481	$(57,508,442)	$8,090,907

Issuance of common stock upon conversion of Series B convertible preferred stock	(2,315)	(34,447)	31,012	31	34,416	—	—
Stock based compensation	—	—	—	—	156,484	—	156,484
Issuance of warrants	—	—	—	—	10,330	—	10,330
Net loss	—	—	—	—	—	(440,055)	(440,055)
Balance December 27, 2008	1,224,038	$13,647,720	22,731,667	$22,732	$52,095,711	$(57,948,497)	$7,817,666

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the periods ended
	Dec 27, 2008	Dec 29, 2007	Dec 30, 2006
	(52 weeks)	(52 weeks)	(52 weeks)
Operating activities:

Net income (loss)	$(440,055)	$611,691	$374,647
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,037,108	1,705,948	1,343,857
Deferred rent	86,652	184,323	260,196
Non cash stock based compensation expense	156,484	129,628	35,592
Non cash warrant expense	197,834	204,550	68,183
Changes in operating assets and liabilities:
Accounts receivable	375,415	10,235	130,503
Inventory	617,389	(1,374,794)	1,283,983
Prepaid expenses and other assets	881,149	(351,302)	(149,766)
Accounts payable and book overdrafts	(674,537)	(793,036)	821,312
Accrued expenses and other liabilities	(7,797)	(566,251)	243,529
Net cash provided by (used in) operating activities	3,229,642	(239,008)	4,412,036

Investing activities:

Acquisition of retail stores and non-compete agreements	(1,350,000)	—	(1,869,115)
Purchase of property and equipment	(677,709)	(802,174)	(709,892)
Net cash used in investing activities	(2,027,709)	(802,174)	(2,579,007)

Financing activities:

Net borrowings (repayments) under line of credit	(663,492)	1,450,792	(5,473,155)
Proceeds from notes payable	—	—	4,319,373
Principal payments on notes payable	(603,660)	(600,036)	(86,081)
Decrease (Increase) in restricted cash	87,179	(156,470)	(54,449)
Principal payments on capital lease obligations	(33,242)	(346,531)	(483,136)
Proceeds from exercise of stock options	—	4,583	5,601
Net cash provided by (used in) financing activities	(1,213,215)	352,338	(1,771,847)

Net increase (decrease) in cash and cash equivalents	(11,282)	(688,844)	61,182

Cash and cash equivalents, beginning of year	71,532	760,376	699,194

Cash and cash equivalents, end of year	$60,250	$71,532	$760,376

Supplemental disclosure of non-cash financing activities:

Conversion of Series B convertible preferred stock to common stock	$34,447	$89,280	$44,651

Conversion of accounts payable to notes payable	$—	$—	$1,819,373

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 27, 2008

1.  THE COMPANY

Background

The Company’s efforts are devoted to the sale of party goods and services through its retail stores.  At the end of fiscal 2008, the Company had 45 retail stores located throughout New England, with five additional stores located in Florida. The Company licenses its Internet business to a third party in exchange for royalties under a license agreement, which to date have not been significant.

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

The Company’s fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006, each consisted of 52 weeks.

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

The Company believes, based on its current operating plan, that anticipated revenues from operations and borrowings available under the existing line of credit, which expires on January 2, 2010, will be sufficient to fund its operations and working capital requirements through the next twelve months.  In the event that the Company’s operating plan changes or proves inaccurate due to decreased revenues, unanticipated expenses, increased competition, unfavorable economic conditions or other unforeseen circumstances, the Company’s liquidity may be negatively impacted.  Accordingly, the Company would be required to adjust its expenditures in 2009 to conserve working capital or raise additional capital to fund operations.  On September 15, 2009 the Highbridge Note, in the amount of $2.5 million, matures. The Company expects to pay off the note from the availability under our bank line of credit and available cash flow. The Company is currently in the process of negotiating financing to extend or replace the existing line of credit scheduled to expire on January 2, 2010. There can be no assurance that this financing or additional financing will be available or on terms and conditions acceptable to it.

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

Concentrations

The Company purchases its inventory from a diverse group of vendors. Six suppliers account for approximately 48.2% of the Company’s purchases of merchandise in 2008, but the Company does not believe that it is overly dependent upon any single source for its merchandise, often using more than one vendor for similar kinds of products.  The Company entered into a Supply Agreement with its largest supplier on August 7, 2006. The Supply Agreement had a ramp-up period during 2006 and 2007 and, for five years beginning with calendar year 2008, requires the Company to purchase on an annual basis merchandise equal to the total number of stores open during such calendar year, multiplied by $180,000.  The Supply Agreement provides for penalties in the event the Company fails to attain the annual purchase commitment that would require the Company to pay the difference between the purchases for that year and the annual purchase commitment for that year.  Under the terms of the Supply Agreement, the annual purchase commitment for any individual year can be reduced for orders placed by the Company but not filled within a specified time period by the supplier.  During 2008, the supplier experienced difficulty in filling completely certain orders sourced out of China.  Accordingly, the supplier agreed to reduce the Company’s purchase commitment for 2008 to 90% of the contractual minimum for that year. The Company’s purchases for 2008 exceeded the minimum purchase amount commitments, as adjusted, under the Supply Agreement.

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

The Company uses controlled disbursement banking arrangements as part of its cash management program.  Outstanding checks, which were included in accounts payable and book overdrafts, totaled $194,381 at December 27, 2008 and $329,756 at December 29, 2007.  The decrease in outstanding checks as of December 27, 2008 is due to the timing of store lease payments.

Restricted cash represents funds on deposit established for the benefit of and under the control of Wells Fargo Retail Finance LLC, the Company’s lender under its line of credit, and constitutes collateral for amounts outstanding under this line.

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

The activity in the allowance for obsolete and excess inventory is as follows:

	2008	2007
Beginning balance	$969,859	$1,079,814
Increases to reserve	405,000	263,847
Write-offs against reserve	(432,272)	(373,802)
Ending balance	$942,587	$969,859

Advertising

Advertising costs are expensed upon first showing.  Advertising costs amounted to $3,638,752, $3,721,516 and $3,659,743 for the years ended December 27, 2008, December 29, 2007, and December 30, 2006,  respectively.

Deferred Rent

Certain operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreements using the straight-line method, and are included in other liabilities in the accompanying consolidated balance sheet.  Deferred rent was $1,200,174 at December 27, 2008 and $1,113,522 at December 29, 2007.

Net Income (Loss) per Share

Net income (loss) per basic share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding.  The common share equivalents of Series B-F preferred stock are required to be included in the calculation of net income (loss) per basic share in accordance with EITF Consensus 03-6, Participating Securities and the Two-Class Method under SFAS No. 128, which supersedes EITF Topic D-95, Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share. Since the preferred stockholders are entitled to participate in dividends when and if declared by the Board of Directors on the same basis as if the shares of Series B-F preferred stock were converted to common stock, the application of EITF 03-6 has no effect on the amount of income (loss) per basic share of common stock.  For periods with net losses, the Company does not allocate losses to Series B-F preferred stock.

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

The following table sets forth the computation of net income (loss) per basic and diluted share available to common stockholders:

	2008	2007	2006
Common shares	$(440,055)	$362,525	$223,203
Convertible preferred Series B-F	—	249,166	151,444
Net income (loss)	$(440,055)	$611,691	$374,647

Net income (loss) per share
Basic	$(0.02)	$0.02	$0.01
Diluted	$(0.02)	$0.02	$0.01

Weighted-average shares outstanding:
Common shares - basic	22,722,485	22,642,564	22,557,436
Common share equivalents of Series B-F convertible preferred stock	—	15,561,810	15,305,492
If - converted weighted-average shares outstanding	22,722,485	38,204,374	37,862,928

Common share equivalents of “in the money” stock options	—	1,708,900	1,672,946
Common share equivalents of “in the money” warrants	—	—	—
Diluted weighted-average shares outstanding	22,722,485	39,913,274	39,535,874

The common share equivalents of “out of the money” stock options and warrants which were excluded from the computation of net income (loss) per diluted share available to common stockholders were 9,082,198 and 2,711,544 in 2008, respectively, 4,654,753 and 2,611,544 in 2007, respectively, and 3,858,769 and 2,611,544 in 2006, respectively.

Stock Option Compensation Expense

On January 1, 2006, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, using the modified prospective method.  Under this method, stock based compensation expense is recognized for new grants beginning in 2006 and any unvested grants prior to the adoption of Statement No. 123(R).  Prior to fiscal 2006, the Company accounted for share-based payments to employees using the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and the disclosure-only provisions of Statement No. 123, Accounting for Stock-Based Compensation.  Because the Company granted stock options to employees at exercise prices equal to fair market value on the date of grant, no stock based compensation cost was recognized for option grants in periods prior to fiscal 2006.

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

The stock based compensation expense recognized by the Company was:

	2008	2007	2006
Stock Based Compensation Expense	$156,484	$129,628	$35,592

Stock based compensation expense is included in general and administrative expense.  The adoption of Statement No. 123(R) had no impact on cash flow from operations and cash flow from financing activities for the years ended December 27, 2008, December 29, 2007 and December 30, 2006.

On September 26, 2007, the Board of Directors, acting on the recommendation of the Compensation Committee, extended the expiration date on options to purchase 970,087 shares of the Company’s common stock held by a former officer for an additional six months following his termination date, making the expiration date August 15, 2008.  As a result, additional stock based compensation of $14,569, representing the change in the fair value of these options immediately before and after this modification, was recorded as of September 26, 2007 as required by Statement No. 123(R). The options covered by this extension were not exercised, and expired on August 15, 2008.

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

The Company granted options for the purchase of an aggregate of 200,000 shares of common stock to a key employee and each of the four independent members of the Board of Directors on June 4, 2008 at an exercise price of $0.29 per share.  Similarly, the Company granted options for the purchase of an aggregate of 1,350,000 shares of common stock to key employees and each of the four independent members of the Board of Directors on June 6, 2007 at an exercise price of $0.42 per share. In addition, the Company granted options for the purchase of 25,000 shares of common stock to each of the four independent members of the Board of Directors on June 7, 2006 at an exercise price of $0.36 per share.  The weighted-average fair market value using the Black-Scholes option pricing model of the options granted on June 4, 2008 was $0.22 per share, was $0.33 per share for the options granted on June 6, 2007 and was $0.30 per share for the options granted on June 7, 2006. The fair market value of the stock options at the date of the grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2008	2007	2006
Risk-free interest rate	3.21%	4.94%	5.18%
Expected volatility	101.2%	102.6%	115.6%
Weighted average expected life (in years)	5.0	5.0	5.0
Expected dividends	0.00%	0.00%	0.00%

The total fair value of shares vested during 2008 was $0.  The remaining unrecognized stock based compensation expense related to unvested awards at December 27, 2008, was $248,949 and the period of time over which this expense will be recognized is 3.5 years.

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

Intangible Assets

On August 15, 2007, the Company entered into an Asset Purchase Agreement to purchase two franchised Party City Corporation retail stores in Lincoln, Rhode Island and Warwick, Rhode Island, in exchange for aggregate consideration of $1,350,000 plus up to $400,000 for associated inventory.  On January 2, 2008, the Company completed the purchase of the two stores. The aggregate consideration paid was $1,350,000 plus approximately $195,000 for associated inventory. Funding for the purchase was obtained from the Company’s existing line of credit with Wells Fargo Retail Finance, LLC. The stores were converted into iParty stores immediately following the closing of the transaction.

Intangible assets consist primarily of (i) the values of two non-compete agreements acquired in conjunction with the purchase of retail stores in 2006 and 2008, and (ii) the values of retail store leases acquired in those transactions. These assets have been accounted for at fair value as of their respective acquisition dates using significant other observable inputs, or Level 2 criteria, specified by SFAS No. 157.

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

Intangible assets as of December 27, 2008 and December 29, 2007 were:

	Dec 27, 2008	Dec 29, 2007
Non-compete agreement	$2,358,540	$1,688,346
Lease valuation	944,716	449,716
Other	157,855	182,049

Intangible assets	3,461,111	2,320,111

Less: accumulated amortization	(1,157,419)	(563,310)

Intangible assets, net	$2,303,692	$1,756,800

Amortization expense for these intangible assets was $594,109 in 2008, $393,991 in 2007 and $169,319 in 2006, respectively.  The non-compete agreement amortization expense is included in general and administrative expense on the Consolidated Statement of Operations.  The lease valuation amortization expense is included in cost of goods sold and occupancy costs.

Future amortization expense related to these intangible assets as of December 27, 2008:

Year	Amount
2009	$697,108
2010	672,108
2011	467,412
2012	242,438
Thereafter	224,626
Total	2,303,692

Accounting for the Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  The Company’s review considers store operating results, future sales growth and cash flows. During the fourth quarter of 2006, the Company decided to close its store in East Providence, Rhode Island effective November 4, 2006 due to underperforming sales.  As a result of this closing, the Company incurred a charge in the fourth quarter of 2006 of approximately $140,000 related to remaining lease payments and other closing costs.  In addition, during the third quarter of 2007, the Company decided to close its stores in North Providence, Rhode Island and Auburn, Massachusetts at the end of their lease terms, which expired on January 31, 2008.  No material impairment costs were incurred as a result of that decision.  As of December 27, 2008, the Company has not identified any indicators of impairment based on its review of each of its stores’ operations and, accordingly, does not believe that any of its remaining long-lived assets are impaired.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.   SFAS 161 requires enhanced disclosures regarding derivative and hedging activities.

SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning  after November 15, 2008, with early adoption encouraged, or for us the fiscal year ending December 26, 2009. The Company does not expect the adoption of SFAS No. 161 to have a material effect on its financial position or results of operations.

In May 2008, the Financial Accounting Standards Board (“FASB”) also issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.

Statement 162 was effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The SEC issued an approval order on September 16, 2008.  Therefore, SFAS 162 was effective on November 15, 2008.  The adoption of SFAS 162 has not had a material effect on the Company’s financial position or results of operations.

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

Reclassifications

Certain reclassifications have been made to prior year’s amounts to conform to the current year presentation.

3.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	Dec 27, 2008	Dec 29, 2007
Leasehold improvements	$3,557,500	$3,138,079
Furniture and fixtures	2,822,854	2,635,838
Equipment under capital leases	1,416,334	1,416,334
Computer hardware and software	1,888,592	1,841,359
Equipment	680,484	656,445

Property and equipment	10,365,764	9,688,055
Less accumulated depreciation	(6,719,283)	(5,327,932)

Property and equipment, net	$3,646,481	$4,360,123

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

The original cost of assets under capital leases at December 27, 2008 and December 29, 2007 was $1,416,334. The accumulated depreciation of assets under capital leases at December 27, 2008 and December 29, 2007 was $1,271,391 and $987,425, respectively.  The amortization related to those assets under capital lease is included in depreciation expense.

At December 27, 2008, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year were as follows:

Year	Operating
2009	$9,133,967
2010	8,499,261
2011	7,535,288
2012	5,960,262
2013	4,688,872
Thereafter	8,870,535
Total future minimum lease payments	$44,688,185

The Company’s rental expense under operating leases amounted to $9,114,774 in 2008, $8,857,650 in 2007, and $8,699,501 in 2006.  Included in these amounts are contingent rentals totaling $65,425 in 2008, $50,643 in 2007 and $47,334 in 2006.

5.  INCOME TAXES:

A reconciliation of the effective rate with the federal statutory rate is as follows:

	2008	2007	2006
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	-19.8%	9.5%	1.9%
Permanent differences	-33.1%	7.2%	4.9%
Net operating loss deduction and other	5.9%	-31.3%	-36.4%
Effective tax rate	-13.0%	19.4%	4.4%

The Company’s provision for state taxes exceeds the average statutory rate net of federal tax benefit because of permanent and temporary differences, for which valuation allowances have been provided, between taxable and book income, including amounts associated with stock based compensation expense, depreciation, and note payable amortization.

Deferred tax assets consist of the following:

	2008	2007
Net operating loss carryforwards	$6,909,000	$7,200,000
Inventory reserves	232,000	385,000
Deferred rent	478,000	441,000
Accrued compensation	63,000	61,000
Accrued expenses	—	9,000
Intangible assets	283,000	143,000
Deferred compensation	30,000	—
Property and equipment	285,000	99,000
	8,280,000	8,338,000
Less valuation allowance	(8,280,000)	(8,338,000)
Net deferred tax asset	$—	$—

The Company has recorded a valuation allowance against its deferred tax assets because of the uncertainty regarding the realizability of these assets against future taxable income.

The Company used approximately $1,012,902 and $1,436,844 of net operating loss carryforwards in 2008 and 2007, respectively.

As of December 27, 2008, the Company has estimated net operating loss carryforwards of approximately $20.3 million, which begin to expire in 2019.  In accordance with Section 382 of the Internal Revenue Code, the use of some of these carryforwards may be subject to annual limitations based upon ownership changes of the Company’s stock which may have occurred or that may occur.

The Company made cash payments for state income taxes of $159,386 in 2008, $56,478 in 2007, and $33,509 in 2006.  The Company made cash payments for federal income taxes of $5,000 in 2008, $0 in 2007, and $0 in 2006.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) on December 31, 2006. At December 27, 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were $2,248 for the year ended December 27, 2008.

Tax years 2005 through 2007 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

6.  CONTRACTUAL ARRANGEMENTS:

License Arrangement

The Company has an agreement with Taymark, a direct marketer of party supplies, to license the iParty.com name to Taymark, which now operates the website at www.iparty.com.  Under the agreement, Taymark pays the Company a 15% royalty on all net sales realized through its operation of www.iparty.com.  Royalties have not been material in 2006, 2007 or 2008. The original term of this agreement was for a period of two (2) years.  If this agreement is not terminated, it automatically renews for successive one-year periods.  On July 8, 2008, the Company entered into its fourth consecutive one-year renewal period.

7.  RELATED PARTY TRANSACTIONS:

On June 7, 2006, the Company’s Board of Directors approved the payment of up to $60,000 to Joseph Vassalluzzo, a Director of the Company, for services as a part-time consultant for a one-year period.  As of December 27, 2008, this amount had been earned and paid.

On June 6, 2007, the Company’s Board of Directors approved the payment of up to $60,000 to Joseph Vassalluzzo, a Director of the Company, for services as a part-time consultant for a one-year period.  As of December 27, 2008, this amount had been earned and paid.

On June 4, 2008, the Company’s Board of Directors approved the payment of up to $60,000 to Joseph Vassalluzzo, a Director of the Company, for services as a part-time consultant for a one-year period.  As of December 27, 2008, $30,000 had been earned and paid.

8.  LINE OF CREDIT:

 On December 21, 2006, the Company amended and restated its existing line of credit (the “line”) with Wells Fargo Retail Finance II, LLC, which agreement has since been assigned to Wells Fargo Retail Finance LLC (“Wells Fargo”). The amendment continued the line of credit with Wells Fargo at $12,500,000 and extended it for three additional years to January 2, 2010.  In addition, the agreement with Wells Fargo includes an option whereby the Company may increase its line of credit up to a maximum level of $15 million, upon 15 days written notice, as long as it is in compliance with all debt covenants and the other provisions of the loan agreement.  The new agreement also adjusts the interest rate applicable to the Company’s borrowings and permits the Company at its option, to use the London Interbank Offered Rate (“LIBOR”) rate for certain of its borrowings.  Inventory and accounts receivable secure the Company’s line.

The line includes a financial covenant requiring the Company to maintain a minimum availability under the line of 5% of the credit limit.  At the current credit limit of $12,500,000, the minimum availability is $625,000.  At December 27, 2008, the Company was in compliance with this financial covenant.   The amended agreement also has a covenant that requires the Company to limit its capital expenditures to within 110% of those amounts included in its business plan, which may be updated from time to time.  Actual capital expenditures for fiscal year 2007 totaled $802,174, or 116% of the Company’s business plan amount. On December 28, 2007, Wells Fargo waived compliance with the capital expenditure covenant for 2007.   For fiscal year ended December 27, 2008, the Company was in compliance with all debt covenants.  The agreement also includes a 0.25% unused line fee.  The line generally prohibits the payment of any dividends or other distributions to any of the Company’s classes of capital stock.

On January 17, 2006, the Company amended its prior agreement to allow for a $500,000 term loan which increased its borrowing base, but did not increase the $12,500,000 million credit limit.  The Company borrowed the full $500,000 on that date.  The interest rate on the term loan was the bank’s base rate plus 125 basis points.  During the time in which the term loan remained outstanding, the interest rate on the line of credit was the bank’s base rate plus 75 basis points.  On October 30, 2006, the Company further amended its agreement to extend the maturity date of its outstanding term loan in the amount of $500,000 from October 31, 2006 to January 2, 2007.  On December 21, 2006, the Company further amended its agreement to extend the maturity date of its outstanding term loan in the amount of $500,000 to October 31, 2007.  The amendment entered into on January 17, 2006 also waived a default as a consequence of the fact that the principal balance of the line of credit exceeded availability on January 12, 2006.  The term loan was paid in full on March 2, 2007.

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

The amounts outstanding under the line as of December 27, 2008 and December 29, 2007 were $1,950,019 and $2,613,511, respectively.  The interest rate on these borrowings was 4.7% at December 27, 2008 and 8.2% at December 29, 2007.  The agreement also includes a 0.25% unused line fee.  The outstanding balances under the line are classified as current liabilities in the accompanying consolidated balance sheets since the Company is required to apply daily lock box receipts to reduce the amount outstanding.  At December 27, 2008, the Company had approximately $4,694,603 of additional availability under the line.

9.  NOTES PAYABLE:

Notes payable consist of three notes entered into in fiscal 2006.

The “Highbridge Note” is a subordinated note in the stated principal amount of $2,500,000 that bears interest at the rate of prime plus one percent.  The note matures on September 15, 2009.  Interest only is payable quarterly in arrears and the entire principal balance is due at the maturity date. The original discount associated with the warrant issued in conjunction with the Highbridge Note (original discount amount $613,651) is being amortized using the effective interest method over the life of the note payable. The note payable balance of $2,363,633 as of December 27, 2008 is presented net of the remaining unamortized discount.

The “Amscan Note” is a subordinated promissory note in the original principal amount of $1,819,373, with a balance as of December 27, 2008 of $512,549. The note bears interest at the rate of 11.0% per annum and is payable in thirty-six (36) equal monthly installments of principal and interest of $59,562 beginning on November 1, 2006, and on the first day of each month thereafter until October 1, 2009, when the entire remaining principal balance and all accrued interest are due and payable.

The “Party City Note” is a subordinated promissory note in the principal amount of $600,000.   The note bears interest at the rate of 12.25% per annum and is payable by quarterly interest-only payments over four years, with the full principal amount due at the note’s maturity on August 7, 2010.

On August 7, 2006, the Company entered into a Supply Agreement with Amscan Inc. (“Amscan”), the largest supplier in the party goods industry.  The Supply Agreement with Amscan gives the Company the right to receive certain additional rebates and more favorable pricing terms over the term of the agreement than generally were available to the Company under its previous terms with Amscan.  The right to receive additional rebates, and the amount of such rebates, are subject to the Company’s achievement of increased levels of purchases and other factors provided for in the Supply Agreement.  In exchange, the Supply Agreement obligates the Company to purchase increased levels of merchandise from Amscan until 2012.  The Supply Agreement provided for an initial ramp-up period during 2006 and 2007 and, beginning with calendar year 2008, requires the Company to purchase on an annual basis merchandise equal to the total number of its stores open during such calendar year, multiplied by $180,000 until 2012.  The Supply Agreement provides for penalties in the event the Company fails to attain the annual purchase commitment.  Under the terms of the Supply Agreement, the annual purchase commitment for any individual year can be reduced for orders placed by the Company but not filled by the supplier within a specified time period.  During 2008, the supplier experienced difficulty in filling completely certain orders sourced out of China.  Accordingly, the supplier agreed to reduce the Company’s purchase commitment for 2008 to 90% of the contractual minimum for that year.   The Company’s purchases for 2008 exceeded the minimum purchase amount commitments, as adjusted, under the Supply Agreement.

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

Total cash payments for interest under the Company’s line of credit, Notes Payable and capital leases totaled $500,090 in 2008, $645,392 in 2007 and $748,656 in 2006.

10.  PREFERRED STOCK:

The following table summarizes the changes in the number of shares of convertible preferred stock during the past two years:

	Shares		Shares		Shares
	Issued	Conversions	Issued	Conversions	Issued
	and	to	and	to	and
	Outstanding	Common	Outstanding	Common	Outstanding
	as of 12/27/08	Stock	as of 12/29/07	Stock	as of 12/30/06
Series B convertible preferred stock	463,086	(2,315)	465,401	(6,000)	471,401
Series C convertible preferred stock	100,000	—	100,000	—	100,000
Series D convertible preferred stock	250,000	—	250,000	—	250,000
Series E convertible preferred stock	296,666	—	296,666	—	296,666
Series F convertible preferred stock	114,286	—	114,286	—	114,286
Total	1,224,038	(2,315)	1,226,353	(6,000)	1,232,353

Series B Convertible Preferred Stock

The shares of Series B convertible preferred stock are immediately convertible into 6,203,500 shares of common stock on a 1.000 to 13.396 ratio at December 27, 2008, and carry an aggregate liquidation value of $9,261,724 ($1.49 per common share issuable upon conversion) at December 27, 2008.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Certificate of Incorporation, as amended, at a price below the conversion price.  The Series B convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the Company consummates a secondary public offering resulting in gross proceeds to the Company of at least $10,000,000.

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

Series C Convertible Preferred Stock

The shares of Series C convertible preferred stock are immediately convertible into 1,365,200 shares of common stock on a 1.000 to 13.652 ratio at December 27, 2008, and carry an aggregate liquidation value of $2,000,000 ($1.47 per common share issuable upon conversion) at December 27, 2008.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Certificate of Incorporation, as amended, at a price below the conversion price.  The Series C convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the Company consummates a secondary public offering resulting in gross proceeds to the Company of at least $10,000,000.

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

Series D Convertible Preferred Stock

The shares of Series D convertible preferred stock are immediately convertible into 3,652,250 shares of common stock on a 1.000 to 14.609 ratio at December 27, 2008, and carry an aggregate liquidation value of $5,000,000 ($1.37 per common share issuable upon conversion) at December 27, 2008.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Certificate of Incorporation, as amended, at a price below the conversion price.  The Series D convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the Company consummates a secondary public offering resulting in gross proceeds to the Company of at least $10,000,000.

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

Series E Convertible Preferred Stock

The shares of Series E convertible preferred stock are immediately convertible into 3,073,163 shares of common stock on a 1.000 to 10.359 ratio at December 27, 2008, and carry an aggregate liquidation value of $1,112,497 ($0.36 per common share issuable upon conversion) at December 27, 2008.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Certificate of Incorporation, as amended, at a price below the conversion price.  The Series E convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the average closing bid price of the common stock equals or exceeds $10.00 per share for 20 days within any 30-day period.

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

Series F Convertible Preferred Stock

The shares of Series F convertible preferred stock are immediately convertible into 1,184,803 shares of common stock on a 1.000 to 10.367 ratio at December 27, 2008, and carry an aggregate liquidation value of $500,000 ($0.42 per common share issuable upon conversion) at December 27, 2008.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Certificate of Incorporation, as amended, at a price below the conversion price.  The Series F convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the average closing bid price of the common stock equals or exceeds $10.00 per share for 20 days within any 30-day period.

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

Highbridge Warrant Anti-Dilution Shares

On September 15, 2006, the Company entered into a Securities Purchase Agreement pursuant to which it raised $2.5 million through a combination of subordinated debt and warrant issued on September 15, 2006 to Highbridge, an institutional accredited investor.  The warrant issued to Highbridge is exercisable for 2,083,334 shares of the Company’s common stock at an exercise price of $0.475 per share.  The issuance of the Highbridge Warrant triggered certain anti-dilution provisions of the Company’s Series B, C, and D convertible preferred stock.  As a result, the number of shares of common stock into which the Series B, C and D preferred stock convert increased by 249,254, 54,600, and 138,500 additional shares, respectively.

Accretion of Dividends in the Event of Liquidation

The carrying values of Series B through F convertible preferred stock have been determined based on their fair market values at the original dates of issuance.  In certain cases, warrants were issued to which the Company allocated value and included in additional paid in capital.  Should such a liquidation event occur, the difference between the carrying value of the convertible preferred stock and their liquidation value will be accreted.  This amount was $4,266,501 on December 27, 2008.

11.  WARRANTS:

At December 27, 2008, there were warrants outstanding which were exercisable for 2,711,544 shares of the Company’s common stock.  These warrants were issued in connection with certain preferred stock and subordinated debt financings and professional service contracts.

During the period April 1999 through August 1999, the Company issued warrants in connection with convertible debt exercisable for a total of 528,210 shares of its common stock, at exercise prices ranging from $2.81 to $5.13 per share. The weighted average exercise price of these warrants at December 27, 2008 was $3.79 per share. These warrants expire between April and August 2009.

On September 15, 2006, the Company entered into a Securities Purchase Agreement pursuant to which it raised $2.5 million through a combination of subordinated debt and warrant issued on September 15, 2006 to Highbridge, an institutional accredited investor. Under the terms of the financing, the Company issued Highbridge a warrant (the “Highbridge Warrant”) exercisable for 2,083,334 shares of its common stock at an exercise price of $0.475 per share, or 125% of the closing price of the Company’s common stock on the day immediately prior to the closing of the transaction.  The Company allocated approximately $613,651 of value to the Highbridge Warrant using the Black-Scholes model with volatility of 108%, interest of 4.73% and expected life of five years.  The Highbridge Warrant is being amortized using the effective interest method over the life of the Highbridge Note.  The agreements entered into in connection with the financing provide for certain restrictions and covenants consistent with Highbridge’s status as a subordinated lender, and also grant Highbridge resale registration rights with respect to the shares of common stock underlying the Highbridge Warrant.

On February 28, 2008, the Company entered into an agreement with Booke and Company, Inc. for investor relations services. In connection with that agreement, the Company issued warrants to purchase 100,000 shares of its common stock at an exercise price of $1.50 per share. The warrants expire on February 28, 2013. The Company determined the fair value of the 2008 warrants to be $10,330 by using the Black-Scholes model (volatility of 101%, risk free rate of 3.21% and expected life of five years). The fair value of the 2008 warrants is being amortized over their vesting period of one year.

The following table summarizes the Company’s outstanding warrants at December 27, 2008:

	Exercise
Total	Price per
Common	Common
Shares	Share	Expiration
Issuable	Issuable	Date
146,341	$5.13	04/16/09
121,212	4.13	05/13/09
44,444	2.81	06/15/09
47,619	2.63	06/22/09
40,816	3.06	07/15/09
44,444	2.81	07/22/09
83,334	3.00	08/15/09
2,083,334	0.48	09/15/11
100,000	1.50	02/28/13
2,711,544	$1.16

12.  STOCK OPTION PLAN

Under the Company’s Amended and Restated 1998 Incentive and Nonqualified Stock Option Plan (the “1998 Plan”) options to acquire 11,000,000 shares of common stock may be granted to officers, directors, key employees and consultants.  The exercise price for qualified incentive options cannot be less than the fair market value of the stock on the grant date and the exercise price of nonqualified options can be fixed by the Board.  Incentive and Nonqualified options to purchase the Company’s common stock under the 1998 Plan have been granted to employees, directors and consultants of the Company at exercise prices not exceeding fair market value at the date of grant.  Generally, the options become exercisable over periods of up to four years, and expire ten years from the date of grant.

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

A summary of the Company’s stock options is as follows:

	Number of
	Shares of	Weighted
	Common Stock	Average
	Underlying	Exercise	Price
	Stock Options	Price	Range
Outstanding - December 31, 2005	10,340,841	$0.95	$0.13	-	$5.38
Granted	100,000	0.36	0.36	-	0.36
Expired/Forfeited	(1,491,086)	2.91	0.13	-	5.38
Exercised	(27,315)	0.20	0.16	-	0.33

Outstanding - December 30, 2006	8,922,440	0.62	0.13	-	4.25
Granted	1,350,000	0.42	0.42	-	0.42
Expired/Forfeited	(125,444)	0.54	0.20	-	0.69
Exercised	(16,402)	0.28	0.23	-	0.36

Outstanding - December 29, 2007	10,130,594	0.59	0.13	-	4.25
Granted	200,000	0.29	0.29	-	0.29
Expired/Forfeited	(1,248,396)	0.82	0.20	-	2.50
Exercised	—	—	—	-	—

Outstanding - December 27, 2008	9,082,198	0.55	0.13	-	4.25

Exercisable - December 27, 2008	8,117,720	$0.57	$0.13	-	$4.25

Available for grant - December 27, 2008	1,482,541

The following table summarizes information for options outstanding and exercisable at December 27, 2008:

			Outstanding			Exercisable
			Number of	Weighted
			Shares of	Average	Weighted	Number	Weighted
			Common Stock	Remaining	Average	of	Average
			Underlying	Life	Exercise	Stock	Exercise
Price Range			Stock Options	(Years)	Price	Options	Price
$0.13	-	$0.20	137,750	2.5	$0.18	137,750	$0.18
0.21	-	0.30	3,414,252	2.7	0.25	3,264,252	0.25
0.31	-	0.50	2,463,118	6.3	0.39	1,651,335	0.37
0.51	-	1.00	2,678,778	4.3	0.77	2,676,083	0.77
1.01	-	3.50	288,300	1.3	2.51	288,300	2.51
3.51	-	4.25	100,000	1.0	4.14	100,000	4.14
Total			9,082,198	4.1	$0.55	8,117,720	$0.57

The Company has reserved 27,272,658 shares of common stock for issuance in connection with the conversion of convertible preferred stock (15,478,916 shares), the exercise of warrants (2,711,544 shares) and the exercise of stock options (9,082,198 shares).

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

On September 15, 2006, the Company amended the Plan to clarify that the issuance of the Highbridge Warrant did not constitute a triggering event under the Plan.

14.  PROFIT SHARING 401(k) PLAN:

The iParty 401(k) Plan is a qualified profit sharing plan covering substantially all of its employees.  Contributions to this plan are at the discretion of the Board of Directors.  The Company’s expense, including matching contributions and any discretionary amounts was $164,954 in 2008, $120,084 in 2007 and $108,863 in 2006.

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

16.  QUARTERLY FINANCIAL DATA (UNAUDITED):

QUARTERLY FINANCIAL DATA

	Mar 29, 2008	Jun 28, 2008	Sep 27, 2008	Dec 27, 2008
Revenues	$16,144,088	$20,103,668	$17,742,315	$27,220,928
Cost of products sold (1),(2)	9,905,029	11,515,061	10,543,073	14,922,052
Operating income (loss)	(1,573,858)	465,513	(1,058,738)	2,493,915
Net income (loss)	(1,786,210)	281,132	(1,236,559)	2,301,582

Net income (loss) per share
Basic	$(0.08)	$0.01	$(0.05)	$0.06
Diluted	$(0.08)	$0.01	$(0.05)	$0.06

Weighted-average shares outstanding:
Basic	22,708,383	38,210,583	22,730,295	38,210,583
Diluted	22,708,383	38,319,767	22,730,295	38,212,561

	Mar 31, 2007	Jun 30, 2007	Sep 29, 2007	Dec 29, 2007
Revenues	$15,599,159	$20,411,919	$18,208,760	$27,578,796
Cost of products sold (1),(2)	9,371,315	11,554,475	10,638,322	14,901,329
Operating income (loss)	(1,241,087)	788,549	(878,851)	2,929,209
Net income (loss)	(1,467,397)	558,537	(1,092,267)	2,612,818

Net income (loss) per share
Basic	$(0.06)	$0.01	$(0.05)	$0.07
Diluted	$(0.06)	$0.01	$(0.05)	$0.07

Weighted-average shares outstanding:
Basic	22,614,544	38,199,738	22,642,280	38,210,588
Diluted	22,614,544	40,054,445	22,642,280	39,411,558

(1) Cost of products sold consists of the cost of merchandise sold to customers and the occupancy costs for stores.

(2) The fourth quarter of 2008 included an estimated reduction of $261,915 to the cost of products sold during the previous three quarters due to the completion of physical inventories, for which shortage had been estimated during the year.

(2) The fourth quarter of 2007 included an estimated reduction of $123,249 to the cost of products sold during the previous three quarters due to the completion of physical inventories, for which shortage had been estimated during the year.

EXHIBIT INDEX

EXHIBIT
NUMBER			DESCRIPTION
3.1	(1)		Restated Certificate of Incorporation of WSI Acquisition Corp. and Certificate of Merger by iParty Corp. into WSI Acquisition Corp.
3.2	(1)		Certificate of Designation of Series A Preferred Stock of WSI Acquisitions, Corp.
3.3	(2)		Certificate of Designation of Series B Preferred Stock of iParty Corp.
3.4	(2)		Certificate of Designation of Series C Preferred Stock of iParty Corp.
3.5	(4)		Certificate of Designation of Series D Preferred Stock of iParty Corp.
3.6	(5)		Certificate of Designation of Series E Preferred Stock of iParty Corp.
3.7	(9)		Certificate of Correction to Certificate of Designation of Series E Preferred Stock of iParty Corp.
3.8	(6)		Certificate of Designation of Series F Preferred Stock of iParty Corp.
3.9	(8)		Certificate of Designation of Series G Junior Preferred Stock of iParty Corp.
3.10	(20)		Amended and Restated By-Laws of iParty Corp.
10.1	(1)		Agreement and Plan of Merger between iParty Corp. and WSI Acquisitions Corp.
10.2	(9)	##	Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan.
10.3	(12)	##	Form of Non-qualified Stock Option Agreement.
10.4	(12)	##	Form of Incentive Stock Option Agreement.
10.5	(11)	##	Form of Stock Option Agreement granted to Messrs. DeWolf, Haydu, Schindler, and Vassalluzzo.
10.6	(16)	##	Option Cancellation Agreement between Sal Perisano and iParty Corp., dated December 8, 2006.
10.7	(16)	##	Option Cancellation Agreement between Patrick Farrell and iParty Corp., dated December 8, 2006.
10.8	(16)	##	Option Cancellation Agreement between Dorice Dionne and iParty Corp, dated December 8, 2006.
10.9	(22)	##	Employment Agreement between iParty Corp. and Sal Perisano, dated March 22, 2007.
10.9a	(25)	##	First Amendment dated December 30, 2008 to Employment Agreement by and between iParty Corp. and Sal Perisano.
10.10	(22)	##	Employment Agreement between iParty Corp. and Dorice Dionne, dated March 22, 2007.
10.10a	(25)	##	First Amendment dated December 30, 2008 to Employment Agreement by and between iParty Corp. and Dorice Dionne.
10.11	(18)	##	Amended and Restated Employment Agreement between iParty Corp. and Patrick Farrell, dated January 8, 2007.
10.12	(23)	##	Compensation Arrangements dated June 6, 2007 with Messrs. DeWolf, Haydu, Schindler, and Vassalluzzo.
10.12a	(24)	##	Compensation Arrangements dated June 4, 2008 with Messrs. DeWolf, Haydu, Schindler, and Vassalluzzo.
10.13	(23)	##	Written Summary of Renewed One-Year Part-time Consulting Arrangement with Joseph Vassalluzzo dated June 7, 2007.
10.13a	(24)	##	Written Summary of Renewed One-Year Part-time Consulting Arrangement with Joseph Vassalluzzo dated June 4, 2008.
10.14	(10)		Web Site License Agreement between iParty Corp. and Taymark, Inc.
10.15	(7)		Rights Agreement between iParty Corp. and Continental Stock Transfer & Trust, as Rights Agent.
10.16	(14)		Amendment to Rights Agreement between iParty Corp. and Continental Stock Transfer & Trust, as Rights Agent, dated September 15, 2006.
10.17	(17)		Amended and Restated Loan and Security Agreement by and among iParty Corp., iParty Retail Stores Corp. and Wells Fargo Retail Finance II, LLC dated December 21, 2006.
10.18	(13)		Supply Agreement with Amscan Inc., dated August 7, 2006.
10.19	(13)		Asset Purchase Agreement with Party City Corporation, dated August 7, 2006.

10.20	(14)		Securities Purchase Agreement with Highbridge International LLC, dated September 15, 2006.
10.21	(19)		Amendment Agreement between iParty Corp. and Highbridge International LLC, dated January 9, 2007.
10.22	(14)		Senior Subordinated Note with Highbridge International LLC, dated September 15, 2006.
10.23	(19)		Warrant to Purchase Common Stock with Highbridge International LLC, issued September 15, 2006, as amended January 9, 2007.
10.24	(14)		Registration Rights Agreement with Highbridge International LLC, dated September 15, 2006.
10.25	(15)		Subordinated Promissory Note of iParty Corp., dated October 24, 2006.
10.26	(9)		Trademark Security Agreement between iParty Corp. and Wells Fargo Retail Finance, LLC.
10.27	(5)		Stock Purchase Agreement by and among iParty Corp., Ajmal Khan and Robert Lessin.
10.28	(6)		Stock Purchase Agreement between iParty Corp. and Patriot Capital Ltd.
10.29	(3)		Funding Agreement among iParty Corp., Robert Lessin and Ajmal Khan.
10.30	(21)		Asset Purchase Agreement by and among Party City of Warwick, Inc. and Party City of Lincoln, LLC, as Sellers, and iParty Corp. and iParty Retail Stores Corp., as Buyers, dated as of August 15, 2007.
10.31	(22)	##	Letter Agreement between iParty Corp. and David E. Robertson, dated March 22, 2007
10.31a	(25)	##	First Amendment dated December 30, 2008 to Letter Agreement dated March 22, 2007 by and between iParty Corp. and David E. Robertson.
21.1	**		Subsidiaries of Registrant.
23.1	**		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	**		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.
31.2	**		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.
32.1	**		Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.
32.2	**		Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

**	Filed herewith.
##	Management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to iParty’s Registration Statement on Form 10-SB, Registration No. 0-25507, as filed with the SEC on March 8, 1999 and incorporated herein by reference.
(2)	Filed as an exhibit to Amendment No. 2 to iParty’s Registration Statement on Form 10-SB, Registration No. 0-25507, as filed with the SEC on October 19, 1999 and incorporated herein by reference.
(3)	Filed as an exhibit to Amendment No. 1 to iParty’s Registration Statement on Form 10-SB, Registration No. 0-25507, as filed with the SEC on July 12, 1999 and incorporated herein by reference.
(4)	Filed as an exhibit to iParty’s Annual Report on Form 10-KSB for the year ended December 31, 1999, as filed with the SEC on April 14, 2000 and incorporated herein by reference.
(5)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on August 30, 2000 and incorporated herein by reference.
(6)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on September 15, 2000 and incorporated herein by reference.
(7)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on November 16, 2001 and incorporated herein by reference.
(8)	Included as an exhibit (Exhibit C) to Exhibit 99.2 to iParty’s Current Report on Form 8-K, filed with the SEC on November 16, 2001 and incorporated herein by reference.
(9)	Filed as an exhibit to iParty’s Annual Report on Form 10-KSB for the year ended December 28, 2002, filed with the SEC on March 28, 2003 and incorporated herein by reference.
(10)	Filed as an exhibit to iParty’s Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2003 and incorporated herein by reference.
(11)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on March 30, 2006 and incorporated herein by reference.

(12)	Filed as an exhibit to iParty’s Annual Report on Form 10-K, filed with the SEC on March 30, 2006 and incorporated herein by reference.
(13)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on August 7, 2006 and incorporated herein by reference.
(14)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on September 18, 2006 and incorporated herein by reference.
(15)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on October 25, 2006 and incorporated herein by reference.
(16)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on December 12, 2006 and incorporated herein by reference.
(17)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on December 26, 2006 and incorporated herein by reference.
(18)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on January 8, 2007 and incorporated herein by reference.
(19)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on January 10, 2007 and incorporated herein by reference.
(20)	Filed as an exhibit to iParty’s Current Report on Form 8-K filed with the SEC on December 10, 2007 and incorporated herein by reference.
(21)	Filed as an exhibit to iParty’s Current Report on Form 8-K filed with the SEC on August 16, 2007 and incorporated herein by reference.
(22)	Filed as an exhibit to iParty’s Current Report on Form 8-K filed with the SEC on March 26, 2007 and incorporated herein by reference.
(23)	Filed as an exhibit to iParty’s Current Report on Form 8-K filed with the SEC on June 12, 2007 and incorporated herein by reference.
(24)	Filed as an exhibit to iParty’s Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008 and incorporated herein by reference.
(25)	Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on January 5, 2009 and incorporated herein by reference.