Form 10-Q
period 2009-03-28
IPARTY CORP
filed 2009-05-07
CIK 1078383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 28, 2009

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑

As of April 30, 2009 there were 22,731,667 shares of common stock, $.001 par value, outstanding.

iPARTY CORP.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

iPARTY CORP.
CONSOLIDATED BALANCE SHEETS (unaudited)
	Mar 28, 2009	Dec 27, 2008

ASSETS
Current assets:
Cash and cash equivalents	$59,750	$60,250
Restricted cash	465,633	775,357
Accounts receivable	892,231	730,392
Inventories, net	13,255,570	13,022,142
Prepaid expenses and other assets	266,700	279,185
Total current assets	14,939,884	14,867,326
Property and equipment, net	3,497,164	3,646,481
Intangible assets, net	2,129,416	2,303,692
Other assets	163,444	177,774
Total assets	$20,729,908	$20,995,273

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and book overdrafts	$5,047,244	$4,048,833
Accrued expenses	2,004,792	2,495,955
Current portion of capital lease obligations	452	6,444
Current notes payable, net of discount $85,229	2,816,792	2,876,182
Borrowings under line of credit	2,681,782	1,950,019
Total current liabilities	12,551,062	11,377,433

Long-term liabilities:
Notes payable	600,000	600,000
Other liabilities	1,447,632	1,200,174
Total long-term liabilities	2,047,632	1,800,174

Commitments and contingencies

Stockholders' equity:
Convertible preferred stock - $.001 par value; 10,000,000 shares authorized,
Series B convertible preferred stock - 1,150,000 shares authorized;
463,086 shares issued and outstanding
(aggregate liquidation value of $9,261,724 at March 28, 2009)	6,890,723	6,890,723
Series C convertible preferred stock - 100,000 shares authorized, issued and outstanding
(aggregate liquidation value of $2,000,000 at March 28, 2009)	1,492,000	1,492,000
Series D convertible preferred stock - 250,000 shares authorized, issued and outstanding
(aggregate liquidation value of $5,000,000 at March 28, 2009)	3,652,500	3,652,500
Series E convertible preferred stock - 296,666 shares authorized, issued and outstanding
(aggregate liquidation value of $1,112,497 at March 28, 2009)	1,112,497	1,112,497
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding
(aggregate liquidation value of $500,000 at March 28, 2009)	500,000	500,000
Total convertible preferred stock	13,647,720	13,647,720

Common stock - $.001 par value; 150,000,000 shares authorized; 22,731,667
shares issued and outstanding	22,732	22,732

Additional paid-in capital	52,124,530	52,095,711
Accumulated deficit	(59,663,768)	(57,948,497)
Total stockholders' equity	6,131,214	7,817,666
Total liabilities and stockholders' equity	$20,729,908	$20,995,273

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the three months ended
	Mar 28, 2009	Mar 29, 2008
Revenues	$14,568,407	$16,144,088
Operating costs:
Cost of products sold and occupancy costs	9,382,066	9,983,347
Marketing and sales	4,979,318	5,849,752
General and administrative	1,785,770	1,963,165

Operating loss	(1,578,747)	(1,652,176)

Interest income	28	1,676
Interest expense	(136,552)	(214,028)

Net loss	$(1,715,271)	$(1,864,528)

Income loss per share:
Basic and diluted	$(0.08)	$(0.08)

Weighted-average shares outstanding:
Basic and diluted	22,731,667	22,708,383

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended
	Mar 28, 2009	Mar 29, 2008
Operating activities:

Net loss	$(1,715,271)	$(1,864,528)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	535,957	501,724
Deferred rent	3,732	22,740
Non cash stock based compensation expense	37,994	42,106
Loss on disposal of asset	1,430	-
Non cash warrant expense	41,963	51,138
Changes in operating assets and liabilities:
Accounts receivable	81,887	247,023
Inventory	(233,428)	(928,982)
Prepaid expenses and other assets	13,902	(131,973)
Accounts payable	998,411	1,976,874
Accrued expenses and other liabilities	(491,163)	64,324
Net cash used in operating activities	(724,586)	(19,554)

Investing activities:
Acquisition of retail stores and non-compete agreement	-	(1,350,000)
Purchase of property and equipment	(200,881)	(307,523)
Net cash used in investing activities	(200,881)	(1,657,523)

Financing activities:

Net borrowings under line of credit	731,763	1,508,036
Principal payments on notes payable	(110,528)	(149,310)
Decrease in restricted cash	309,724	321,346
Principal payments on capital lease obligations	(5,992)	(8,311)
Net cash provided by financing activities	924,967	1,671,761

Net decrease in cash and cash equivalents	(500)	(5,316)

Cash and cash equivalents, beginning of period	60,250	71,532

Cash and cash equivalents, end of period	$59,750	$66,216

Supplemental disclosure of non-cash financing activities:

Conversion of Series B convertible preferred stock to common stock	$-	$18,600

Disposal of assets	$28,168	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 28, 2009
(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

The interim consolidated financial statements as of March 28, 2009 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.  The consolidated balance sheet at December 27, 2008 has been derived from the audited consolidated financial statements at that date.  Operating results for the Company on a quarterly basis may not be indicative of the results for the entire year due, in part, to the seasonality of the party goods industry.  Historically, higher revenues and operating income have been experienced in the second and fourth fiscal quarters, while the Company has generated losses in the first and third quarters.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K, for the year ended December 27, 2008.

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

Concentrations

The Company purchases its inventory from a diverse group of vendors. Five suppliers account for approximately 55% of the Company’s purchases of merchandise for the three months ended March 28, 2009, but the Company does not believe that it is overly dependent upon any single source for its merchandise, often using more than one vendor for similar kinds of products.  The Company entered into a Supply Agreement with its largest supplier on August 7, 2006. The Supply Agreement had a ramp-up period during 2006 and 2007 and, for five years beginning with calendar year 2008, requires the Company to purchase on an annual basis merchandise equal to the total number of stores open during such calendar year, multiplied by $180,000.  The Supply Agreement provides for penalties in the event the Company fails to attain the annual purchase commitment that would require the Company to pay the difference between the purchases for that year and the annual purchase commitment for that year.  Under the terms of the Supply Agreement, the annual purchase commitment for any individual year can be reduced for orders placed by the Company but not filled within a specified time period by the supplier.  During 2008, the supplier experienced difficulty in filling completely certain orders sourced out of China.  Accordingly, the supplier agreed to reduce the Company’s purchase commitment for 2008 to 90% of the contractual minimum for that year. The Company met the contractual minimum purchase requirement, as amended, for 2008.  The Company is not aware of any reason or circumstance that would prevent the full minimum purchase amount commitments, for 2009, under the Supply Agreement from being met.

Accounts receivable primarily represent amounts due from credit card companies and vendors for inventory rebates.  Management does not provide for doubtful accounts as such amounts have not been significant to date; the Company does not require collateral to secure the payment obligations for these accounts.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents.  Cash equivalents consist primarily of store cash funds and daily store receipts in transit to our concentration bank and are carried at cost, which approximates market value.

The Company uses controlled disbursement banking arrangements as part of its cash management program.  Outstanding checks, which were included in accounts payable and book overdrafts, totaled $632,570 at March 28, 2009 and $194,381 at December 27, 2008.  The increase in outstanding checks as of March 28, 2009 is due to the timing of payments made in March 2009 compared to the timing of payments made in December 2008.

Restricted cash represents funds on deposit established for the benefit of and under the control of Wells Fargo Retail Finance, LLC, the Company’s lender under its line of credit, and constitutes collateral for amounts outstanding under the Company’s line of credit.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments.  The fair value of borrowings under the Company’s line of credit approximates carrying value because the debt bears interest at a variable market rate.  The fair value of the notes payable approximates the carrying value based on the principal bearing interest at a variable market rate or due to their short term maturity.  The fair value of the warrants issued in 2006 was determined by using the Black-Scholes model (volatility of 108%, interest of 4.73% and expected life of five years).  The fair value of the warrants issued in 2008 was also determined by using the Black-Scholes model (volatility of 101%, risk free rate of 1.51% and expected life of five years).

As permitted by FASB Staff Position ("FSP") SFAS No. 157-2, Effective Date of FASB Statement No. 157 ("FSP SFAS 157-2"), the Company elected to defer the adoption of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until December 28, 2008. The adoption of FSP SFAS 157-2 did not have a material impact on the Company's financial position, results of operations or cash flows.

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

The activity in the allowance for obsolete and excess inventory is as follows:

	Three months ended	Twelve months ended
	Mar 28, 2009	Dec 27, 2008
Beginning balance	$942,587	$969,859
Increases to reserve	100,000	405,000
Write-offs against reserve	-	(432,272)
Ending balance	$1,042,587	$942,587

Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) on December 31, 2006. At the adoption date and as of March 28, 2009, the Company had no material unrecognized tax benefits and upon adoption on December 31, 2006 no adjustments to liabilities, retained earnings or operations were required.

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

As of March 28, 2009, there were 27,457,044 potential additional common share equivalents outstanding, which were not included in the calculation of diluted net loss per share for the three months then ended because their effect would be anti-dilutive.  These included 15,478,916 shares upon the conversion of immediately convertible preferred stock, 2,083,334 shares upon the exercise of a warrant with an exercise price of $0.475 per share, 528,210 shares upon the exercise of warrants with a weighted average exercise price of $3.79 per share, 100,000 shares upon the exercise of warrants with a weighted average exercise price of $1.50 per share and 9,266,584 shares upon the exercise of stock options with a weighted average exercise price of $0.54 per share.

Stock option compensation expense

The Company accounts for stock based compensation under Statement No. 123(R) and uses the Black-Scholes option pricing model to determine the fair value of stock based compensation.  The Black-Scholes model requires the Company to make several subjective assumptions, including the estimated length of time employees will retain their vested stock options before exercising them (“expected term”), and the estimated volatility of the Company’s common stock price over the expected term, which is based on historical volatility of the Company’s common stock over a time period equal to the expected term.  The Black-Scholes model also requires a risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of the grant, and the dividend yield on the Company’s common stock, which is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future.  Changes in these assumptions can materially affect the estimate of fair value of stock based compensation and consequently, the related expense recognized on the consolidated statement of operations.  Under the modified prospective method, stock based compensation expense is recognized for new grants beginning in the fiscal year ended December 30, 2006 and any unvested grants prior to the adoption of Statement No. 123(R). The Company recognizes stock based compensation expense on a straight-line basis over the vesting period of each grant.

The stock based compensation expense recognized by the Company was:

	For the three months ended
	Mar 28, 2009	Mar 29, 2008
Stock Based Compensation Expense	$37,994	$42,106

Stock based compensation expense is included in general and administrative expense and had no impact on cash flow from operations and cash flow from financing activities for the three months ended March 28, 2009.

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

The Company granted options for the purchase of an aggregate of 200,000 shares of common stock to a key employee on March 4, 2009 at an exercise price of $0.07 per share.  Similarly, the Company granted options for the purchase of an aggregate of 200,000 shares of common stock to a key employee and each of the four independent members of the Board of Directors on June 4, 2008 at an exercise price of $0.29 per share. The weighted-average fair market value using the Black-Scholes option pricing model of the options granted on March 4, 2009 was $0.06 per share, and was $0.22 per share for the options granted on June 4, 2008. The fair market value of the stock options at the date of the grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended
	Mar 28, 2009	Mar 29, 2008
Risk-free interest rate	1.87%	N/A
Expected volatility	106.5%	N/A
Weighted average expected life (in years)	6.25	N/A
Expected dividends	0.00%	N/A

A summary of the Company's stock options is as follows:

						Weighted
	Number	Weighted				Average
	of	Average				Remaining	Aggregate
	Stock	Exercise	Price			Life	Intrinsic
	Options	Price	Range			(Years)	Value
Outstanding - December 27, 2008	9,082,198	$0.55	$0.13	-	$4.25
Granted	200,000	0.07	0.07	-	0.07
Expired/Forfeited	(15,614)	0.36	0.20	-	0.65
Exercised	-	-	-	-	-
Outstanding - March 28, 2009	9,266,584	$0.54	$0.07	-	$4.25	3.9	$-

Exercisable - March 28, 2009	8,176,864	$0.57	$0.13	-	$4.25	3.3	$-

Available for grant - March 28, 2009	1,298,155

The following table summarizes information for options outstanding and exercisable at March 28, 2009:

			Outstanding			Exercisable
				Weighted
			Number	Average	Weighted	Number	Weighted
			of	Remaining	Average	of	Average
			Stock	Life	Exercise	Stock	Exercise
Price Range			Options	(Years)	Price	Options	Price
$0.07	-	$0.20	332,250	6.9	$0.11	132,250	$0.18
0.21	-	0.30	3,414,252	2.4	0.25	3,289,252	0.25
0.31	-	0.50	2,455,598	6.0	0.39	1,692,008	0.38
0.51	-	1.00	2,676,184	4.1	0.77	2,675,054	0.77
1.01	-	3.50	288,300	1.1	2.51	288,300	2.51
3.51	-	4.25	100,000	0.7	4.14	100,000	4.14
Total			9,266,584	3.9	$0.54	8,176,864	$0.57

The remaining unrecognized stock based compensation expense related to unvested awards at March 28, 2009 was $222,485 and the period of time over which this expense will be recognized is 3.94 years.

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

Intangible Assets

On August 15, 2007, the Company entered into an Asset Purchase Agreement to purchase two franchised Party City Corporation retail stores in Lincoln, Rhode Island and Warwick, Rhode Island, in exchange for aggregate consideration of $1,350,000 plus up to $400,000 for associated inventory.  On January 2, 2008, the Company completed the purchase of the two stores. The aggregate consideration paid was $1,350,000 plus approximately $195,000 for associated inventory. Funding for the purchase was obtained from the Company’s existing line of credit with Well Fargo Retail Finance, LLC. The stores were converted into iParty stores immediately following the closing of the transaction.

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

Intangible assets as of March 28, 2009 and December 27, 2008 were:

	Mar 28, 2009	Dec 27, 2008
Non-compete agreements	$2,358,540	$2,358,540
Occupancy valuations	944,716	944,716
Other	157,855	157,855

Intangible assets	3,461,111	3,461,111

Less: accumulated amortization	(1,331,695)	(1,157,419)

Intangible assets, net	$2,129,416	$2,303,692

Amortization expense for these intangible assets was:

	For the three months ended
	Mar 28, 2009	Mar 29, 2008
Amortization expense	$174,277	$152,760

The amortization expense for the non-compete agreements and other intangible assets is included in general and administrative expense in the Consolidated Statements of Operations.  The amortization expense for occupancy valuation is included in cost of products sold and occupancy costs in the Consolidated Statements of Operations.

Future amortization expense related to these intangible assets as of March 28, 2009 is:

Year	Amount
2009	$522,831
2010	672,108
2011	467,412
2012	242,438
2013	127,029
Thereafter	97,598
Total	$2,129,416

Accounting for the Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  The Company’s review considers store operating results, future sales growth and cash flows.   During the third quarter of 2007, the Company decided to close its stores in North Providence, Rhode Island and Auburn, Massachusetts at the end of their lease terms, which expired on January 31, 2008.  No material impairment costs were incurred as a result of that decision.  As of March 28, 2009, the Company does not believe that any of its assets are impaired.

Notes Payable

Notes payable consist of three notes entered into in fiscal 2006.

The “Highbridge Note” is a subordinated note in the stated principal amount of $2,500,000 that bears interest at the rate of prime plus one percent.  The note matures on September 15, 2009.  Interest only is payable quarterly in arrears and the entire principal balance is due at the maturity date. The Highbridge Note was part of a financing transaction that raised $2.5 million through a combination of the issuance of the Highbridge Note and a warrant exercisable for 2,083,334 shares of common stock at an exercise price of $0.475 per share. The original discount associated with the warrant issued in conjunction with the Highbridge Note (original discount amount $613,651) is being amortized using the effective interest method over the life of the note payable. The note payable balance of $2,414,771 as of March 28, 2009 is presented net of the remaining unamortized discount.

The “Amscan Note” is a subordinated promissory note in the original principal amount of $1,819,373, with a balance as of March 28, 2009 of $402,022. The note bears interest at the rate of 11.0% per annum and is payable in thirty-six (36) equal monthly installments of principal and interest of $59,562 beginning on November 1, 2006, and on the first day of each month thereafter until October 1, 2009, when the entire remaining principal balance and all accrued interest are due and payable.

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

Stockholders’ Equity

During the three months ended March 28, 2009, there were no exercises of stock options or warrants, and no conversions of convertible preferred stock.

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – observable inputs other than quoted prices in active markets for identical assets or liabilities

Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions

The only assets and liabilities subject to SFAS No. 157 at March 28, 2009 and December 27, 2008 are cash equivalents and restricted cash which are based on Level 1 inputs.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and related Notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and related Notes and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.

Certain statements in this Quarterly Report on Form 10-Q, particularly statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of  the Securities Exchange Act of 1934, as amended.  The words “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  Forward-looking statements included in this Quarterly Report on Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (“SEC”), reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements.  Such future results are based upon our best estimates based upon current conditions and the most recent results of operations.  Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this Quarterly Report on Form 10-Q.  These include, but are not limited to, those described below under the heading “Factors That May Affect Future Results” and in Part II, Item 1A, “Risk Factors” as well as under Item 1A, “Risk Factors” of our most recently filed Annual Report on Form 10-K for the year ended December 27, 2008.

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

The following table shows the number of stores in operation (not including temporary stores):

	For the three months ended
	Mar 28, 2009	Mar 29, 2008
Beginning of period	50	50
Openings / Acquisitions	-	2
Closings	-	(2)
End of period	50	50

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

In addition to the stores discussed in the paragraphs above, we opened two temporary Halloween stores in the greater Boston area in September of 2008.  These stores featured a strategically selected assortment of Halloween related merchandise and were closed in early November 2008.

Trends and Quarterly Summary

Our business has a seasonal pattern.  In the past three years, we have realized approximately 34.7% of our annual revenues in our fourth quarter, which includes Halloween and Christmas, and approximately 24.5% of our revenues in the second quarter, which includes school graduations and usually includes Easter.  Also, during the past three years, we have had net income in our second and fourth quarters and generated losses in our first and third quarters.

For the first quarter of 2009, our consolidated revenues were $14.6 million, compared to $16.1 million for the first quarter in 2008. The decrease in first quarter revenues from the year-ago period included a 9.9% decrease in comparable store sales from stores open more than one year. The decrease in consolidated revenue was primarily due to decreased customer traffic, which, we believe, is mostly attributable to a falloff in general consumer confidence due to the deepening recession in the U.S. and world economies. Consolidated gross profit margin was 35.6% for the first quarter of 2009 compared to a margin of 38.2% for the same period in 2008. The decline in gross margins was substantially due to increases in occupancy costs as well as the decreased leveraging of those costs related to lower sales. The consolidated net loss for the first quarter of 2009 was $1,715,271, or $0.08 per share, compared to a consolidated net loss of $1,864,528, or $0.08 per share, for the first quarter in 2008, an improvement of $149,257. Despite the difficult economic conditions in the first quarter and the decline in revenues as compared to the first quarter of 2008, we were able to report an improvement in our net loss as compared to the first quarter of 2008, due primarily to the cost cutting initiatives we undertook at the end of 2008. As a result of those initiatives, we estimate that we eliminated $3 million in annualized expenses throughout the company for 2009.

Acquisition and Growth Strategy

We operate in a largely un-branded market that has many small businesses.  As a result, we have considered, and may continue to consider, growing our business through acquisitions of other entities.  Any determination to make an acquisition will be based upon a variety of factors, including, without limitation, the purchase price and other financial terms of the transaction, the business prospects, geographical location and the extent to which any acquisition would enhance our prospects.  Given the current state of the economy and our focus on maintaining liquidity, we do not expect to acquire any new stores in 2009 unless we see an early recovery in the economy.

On January 2, 2008, we completed the purchase of the two stores. The aggregate consideration paid was $1,350,000 plus approximately $195,000 for associated inventory. Funding for the purchase was obtained from our existing line of credit with Wells Fargo Retail Finance, LLC.  The stores were converted into iParty stores immediately following the closing of the transaction.  The consideration paid for the assets acquired in the transaction was allocated based upon an independent appraisal to the following, based on their fair values on the date of purchase:

Fair Value at Jan 2, 2008
Non-compete agreement	$781,000
Occupancy valuation	495,000
Equipment and other	74,000
$1,350,000

Results of Operations

Fiscal year 2009 has 52 weeks and ends on December 26, 2009.  Fiscal year 2008 had 52 weeks and ended on December 27, 2008.

The first quarter of fiscal year 2009 had 13 weeks and ended on March 28, 2009.  The first quarter of fiscal year 2008 had 13 weeks and ended on March 29, 2008.

Expense Management Actions for Fiscal 2009

In 2008, the US economy entered into a recessionary period combined with a systematic lack of financial liquidity.  During that year, the housing crisis deepened, the stock market declined dramatically, and unemployment rose steeply.  All of these factors contributed to a difficult retail environment.   Many economists anticipate a difficult 2009. Although we fared better than many of our competitors in 2008, we have taken significant steps in response to the economic crisis.  We reviewed and revamped our headquarters and store expenses, which included reducing our headcount and decreasing our advertising and other administrative costs. We expect to save up to $3 million through reduced operating expenses in 2009 from these actions.  In addition, we do not expect to open any additional stores in 2009, unless we see an early recovery in the economy. We continue to monitor sales performance, customer buying patterns and consumer confidence, and we are prepared to make further adjustments to our cost structure as needed to manage our way through this recession.

Three Months Ended March 28, 2009 Compared to Three Months Ended March 29, 2008

Revenues

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.  Our consolidated revenues for the first quarter of fiscal 2009 were $14,568,407, a decrease of $1,575,681, or 9.8% from the first quarter of the prior fiscal year. The decline was primarily due, we believe, to the U.S. recession, but was also substantially affected by two retail events, namely the shift in Easter from fiscal March 2008 to fiscal April 2009 and the reduction in revenue in January related to the football playoffs and Super Bowl, due to the absence of the New England Patriots from those events in 2009.

	For the three months ended
	Mar 28, 2009	Mar 29, 2008
Revenues	$14,568,407	$16,144,088

Increase (decrease) in revenues	-9.8%	3.5%

Sales for the first quarter of fiscal 2009 included sales from 50 comparable stores (defined as stores open for at least one full year) as well as six additional days revenue in 2009 from the Lincoln and Warwick, RI stores, which were opened on January 5, 2008. Comparable store sales for the quarter decreased by 9.9%.

Cost of products sold and occupancy costs

Cost of products sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores.  Our cost of products sold and occupancy costs for the first quarter of fiscal 2009 were $9,382,066, or 64.4% of revenues, a decrease of $601,281 and an increase of 2.6 percentage points, as a percentage of revenues, from the first quarter of the prior fiscal year.

	For the three months ended
	Mar 28, 2009	Mar 29, 2008
Cost of products sold and occupancy costs	$9,382,066	$9,983,347

Percentage of revenues	64.4%	61.8%

As a percentage of revenues, the increase in cost of products sold and occupancy costs was primarily attributable to decreased leveraging of occupancy costs related to lower sales in the first quarter of 2009 compared to the first quarter of the prior fiscal year.

Marketing and sales expense

Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  Our consolidated marketing and sales expense for the first quarter of fiscal 2009 was $4,979,318, or 34.2% of revenues, a decrease of $870,434 or a decrease of 2.0 percentage points, as a percentage of revenues, from the first quarter of the prior fiscal year.

	For the three months ended
	Mar 28, 2009	Mar 29, 2008
Marketing and sales	$4,979,318	$5,849,752

Percentage of revenues	34.2%	36.2%

As a percentage of revenues, the decrease in marketing and sales expense was primarily the result of our cost reduction actions related to store payroll and advertising expenses, as described above.

General and administrative expense

General and administrative (“G&A”) expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  Our consolidated G&A expense for the first quarter of fiscal 2009 was $1,785,770, or 12.3% of revenues, a decrease of $177,395 or an increase of 0.1 percentage points, as a percentage of revenues, from the first quarter of the prior fiscal year.

	For the three months ended
	Mar 28, 2009	Mar 29, 2008
General and administrative	$1,785,770	$1,963,165

Percentage of revenues	12.3%	12.2%

As a result of the cost reduction initiatives implemented in the first quarter of 2009, our general and administrative costs remained approximately flat to the first quarter of 2008, as a percentage of revenues, despite the significant decrease in sales.

Operating loss

Our operating loss for the first quarter of fiscal 2009 was $1,578,747, or 10.8% of revenues, compared to an operating loss of $1,652,176, or 10.2% of revenues for the first quarter of the prior fiscal year.

Interest expense

Our interest expense in the first quarter of fiscal 2009 was $136,552, a decrease of $77,476 from the first quarter of the prior fiscal year.  The decrease in the first quarter of fiscal 2009 was primarily due to a lower effective rate on our Highbridge Note and lower interest expense on our Amscan Note due to principal amortization of that indebtedness.

Income taxes

We have not provided for income taxes for the first quarter of fiscal 2009 or fiscal 2008 due to losses in those periods and the availability of net operating loss (NOL) carryforwards to eliminate federal taxable income on an annual basis. No benefit has been recognized with respect to current losses or NOL carryforwards due to the uncertainty of future taxable income.

At the end of fiscal 2008, we had estimated federal net operating loss carryforwards of approximately $20.3 million, which begin to expire in 2019.  In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, the use of these carryforwards will be subject to annual limitations based upon certain ownership changes of our stock that have occurred or that may occur.

Net loss

Our net loss in the first quarter of fiscal 2009 was $1,715,271, or $0.08 per basic and diluted share, compared to a net loss of $1,864,528, or $0.08 per basic and diluted share, in the first quarter of the prior fiscal year. The decrease in net loss was mainly attributable to the reduced cost of goods sold, lower advertising expenditures, and decreased general and administrative costs, all of which combined to more than offset the effect of the significant decrease in sales.

Liquidity and Capital Resources

            Our primary uses of cash are:

·   purchases of inventory, including purchases under our Supply Agreement with Amscan, as described more fully below;

·   occupancy expenses of our stores;

·   employee salaries; and

·   new store openings, including acquisitions.

Our primary sources of cash are:

·   cash from operating activities; and

·   debt, including our line of credit and notes payable.

    Our prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, improve our infrastructure, respond to economic conditions, and meet contractual commitments. Based on our current operating plan, we believe that anticipated revenues from operations and borrowings available under our existing line of credit, which expires on January 2, 2010, will be sufficient to fund our operations, working capital requirements and capital expenditures through the next twelve months.  In the event that our operating plan changes due to changes in our strategic plans, lower-than-expected revenues, unanticipated expenses, increased competition, unfavorable economic conditions or other unforeseen circumstances, including the continued uncertainty in the credit markets, and further weakening of consumer confidence and spending, our liquidity may be negatively impacted.  If so, we could be required to further adjust our expenditures for 2009 to conserve working capital or raise additional capital, possibly including debt or equity financing, to fund operations and our business strategy and to refinance our outstanding debt.  Given the current state of the debt and equity markets, this could be more difficult and expensive. We are in the process of negotiating financing to extend or replace our existing line of credit, which expires on January 2, 2010. While we expect to extend the bank line of credit with Wells Fargo or another lender, given the state of the economy, we expect that the borrowing margins will increase and the terms of the loan will be more stringent.  If the terms are less favorable than the existing line, our results of operations and liquidity may be adversely affected.

    Notes Payable

    We currently have three notes payable outstanding with principal balances totaling $3,416,792 at March 28, 2009.  We refer to these notes as the Highbridge Note, the Amscan Note and the Party City Note.  For a full description of these notes, we refer you to the section titled “Notes Payable”  in the Notes to Consolidated Financial Statements for the quarter ended March 28, 2009 included in Item 1 of this Quarterly Report on Form 10-Q.  The Amscan Note bears interest at the rate of 11.0% per annum and is payable in thirty-six (36) equal monthly installments of principal and interest of $59,562 commencing on November 1, 2006, and on the first day of each month thereafter until October 1, 2009.  The Party City Note, which has a principal amount of $600,000, is payable by quarterly interest-only payments over four years, with the full principal amount due at the note’s maturity on August 7, 2010.

    In September 2006, we closed a financing transaction with an institutional accredited investor whereby we issued a three-year $2.5 million subordinated note, the Highbridge Note, that bears interest at an interest rate of prime plus one percent and a warrant, the Highbridge Warrant, exercisable for 2,083,334 shares of our common stock at an exercise price of $0.475 per share, or 125% of the closing price of our common stock on the day immediately prior to the closing of the transaction.  The Highbridge Note matures on September 15, 2009.  The agreements entered into in connection with the financing provide for certain restrictions and covenants consistent with Highbridge’s status as a subordinated lender, and also grant Highbridge resale registration rights with respect to the shares of common stock underlying the Highbridge Warrant. The issuance of the Highbridge Warrant triggered certain anti-dilution provisions of our Series B, C, and D convertible preferred stock. We expect to pay off the Highbridge Note from the availability under our bank line of credit and available cash flow. If we are unable to use our bank line of credit or available cash flow to pay off the Highbridge note when due, or if there is a material increase in the cost to do so, we would need to secure alternative financing, which may not be available on commercially reasonable terms or at all, and could result in a materially adverse effect on our results of operations and financial position.

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

    Our inventory consists of party supplies which are valued at the lower of weighted-average cost or market and are reduced by an allowance for obsolete and excess inventory and are further reduced or increased by other adjustments, including vendor rebates and discounts and freight costs.  Our line of credit availability calculation allows us to borrow against “acceptable inventory at cost”, which is based on our inventory at cost and applies adjustments that our lender has approved, which may be different than adjustments we use for valuing our inventory in our financial statements, such as the adjustment to reserve for inventory shortage.  The amount of “acceptable inventory at cost” was approximately $14,068,236 at March 28, 2009.

    Our accounts receivable consist primarily of credit card receivables and vendor rebate receivables.  Our line of credit availability calculation allows us to borrow against “eligible credit card receivables”, which are the credit card receivables for the previous two to three days of business.  The amount of “eligible credit card receivables” was approximately $196,669 at March 28, 2009.

    Our total borrowing base is determined by adding the “acceptable inventory at cost” times an agreed upon advance rate plus the “eligible credit card receivables” times an agreed upon advance rate but not to exceed our established credit limit, which was $12,500,000 at March 28, 2009.  Under the terms of our line of credit, our $12,500,000 credit limit was further reduced by (1) a minimum availability block, (2) customer deposits, (3) gift certificates, (4) merchandise credits and (5) outstanding letters of credit. The amounts outstanding under our line were $2,681,782 at March 28, 2009 and $1,950,019 as of December 27, 2008, an increase of $731,763. Our additional availability was $4,389,401 at March 28, 2009 and $4,694,603 at December 27, 2008.

    The outstanding balances under our line are classified as current liabilities in the accompanying consolidated balance sheets since we are required to apply daily lock-box receipts to reduce the amount outstanding.

    Our line of credit includes a number of covenants, including a financial covenant requiring us to maintain a minimum availability under the line of 5% of the credit limit.  The agreement also has a covenant that requires us to limit our capital expenditures to within 110% of those amounts included in our business plan, which may be updated from time to time.  At March 28, 2009, we were in compliance with these financial covenants.

    Supply Agreement with Amscan

    Our Supply Agreement with Amscan gives us the right to receive certain additional rebates and more favorable pricing terms over the term of the agreement than generally were available to us under our previous terms with Amscan.  The right to receive additional rebates, and the amount of such rebates, are subject to our achievement of increased levels of purchases and other factors provided for in the Supply Agreement.  In exchange, the Supply Agreement obligates us to purchase increased levels of merchandise from Amscan until 2012.  The Supply Agreement provided for a ramp-up period during 2006 and 2007 and, for five years beginning with calendar year 2008, requires us to purchase on an annual basis merchandise equal to the total number of our stores open during such calendar year, multiplied by $180,000.  The Supply Agreement provides for penalties in the event we fail to attain the annual purchase commitment that would require us to pay to Amscan the difference between the purchases for that year and the annual purchase commitment for that year. Under the terms of the Supply Agreement, the annual purchase commitment for any individual year can be reduced for orders placed by us but not filled by the supplier.  During 2008, the supplier experienced difficulty in fulfilling certain of our orders sourced out of China.  Accordingly, the supplier agreed to reduce our purchase commitment for 2008 to 90% of the contractual minimum for that year. Our purchases for 2008 exceeded the minimum purchase amount commitments, as adjusted, under the Supply Agreement. We are not aware of any reason or circumstance that would prevent us from meeting the full minimum purchase commitments for 2009. Although we do not expect to incur any penalties under this supply agreement, if they were to occur, there could be a material adverse effect on our uses and sources of cash.

    Operating, Investing and Financing Activities

    Our operating activities used $724,586 during the first quarter of 2009 compared to a use of $19,554 during the first quarter of 2008, an increase of $705,032.  The increase in cash used by operating activities was primarily due to lower accounts payable and book overdrafts for the first quarter of 2009 compared to the first quarter of 2008.

    We used $200,881 in investing activities during the first quarter of 2009 compared to $1,657,523 during the first quarter of 2008 a decrease of $1,456,642.  The cash invested in the first quarter of 2009 was primarily due to the relocation of our Walpole store to a new, larger location and the modification of our internal systems to improve our compliance with payment card industry data security standards.  The cash invested in 2008 was primarily due to the acquisition in January 2008 of two retail stores located in Rhode Island and the related non-compete agreement (see discussion below).

    Our financing activities provided $924,967 during the first quarter of 2009 compared to providing $1,671,761 during the first quarter of 2008, a decrease of $746,794.  The decrease was primarily related to decreased borrowings on our line of credit during the first quarter of 2009 as compared to the first quarter of 2008. As mentioned above, on January 2, 2008, we completed the purchase of two franchised Party City Corporation retail stores in Lincoln, Rhode Island and Warwick, Rhode Island.   The aggregate consideration for the assets purchased and related non-competition covenants was $1,350,000, plus approximately $195,000 for associated inventory, paid in cash at closing, on terms and conditions specified in the particular asset purchase agreement.  Funding for the purchase was obtained from our existing line of credit with Wells Fargo.

    Contractual Obligations

    Contractual obligations at March 28, 2009 were as follows:

	Payments Due By Period
		Within	Within
	Within	2 - 3	4 - 5	After
	1 Year	Years	Years	5 Years	Total
Line of credit	$2,683,748	$-	$-	$-	$2,683,748
Capital lease obligations	511	-	-	-	511
Notes payable	3,083,663	625,977	-	-	3,709,640
Supply agreement	9,050,451	18,000,000	9,000,000	-	36,050,451
Operating leases (including retail space leases)	6,868,489	16,034,549	10,649,134	8,870,535	42,422,707
Total contractual obligations	$21,686,862	$34,660,526	$19,649,134	$8,870,535	$84,867,057

    In addition, at March 28, 2009, we had outstanding purchase orders totaling approximately $7,469,065 for the acquisition of inventory and non-inventory items that were scheduled for delivery after March 28, 2009.

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

    Geographic Concentration

    As of March 28, 2009, we operated a total of 50 stores, 45 of which are located in New England and 5 of which are located in Florida. As a result, a severe or prolonged regional recession or regional changes in demographics, employment levels, population, weather patterns, real estate market conditions, consumer confidence and spending patterns or other factors specific to the New England region or in Floridamay adversely affect us more than a company that is more geographically diverse.

    Effects of Inflation

    While we do not view the effects of inflation as having a direct material effect upon our business, we believe that volatility in oil and gasoline prices impacts the cost of producing petroleum-based/plastic products, which are a key raw material in much of our merchandise, and also impact prices of shipping products made overseas in foreign countries, such as China, which includes much of our merchandise.  Volatile oil and gasoline prices also impact freight costs, consumer confidence and spending patterns.  These and other issues directly or indirectly affecting our vendors and us could adversely affect our business and financial performance.

    Off-Balance Sheet Arrangements

    We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Factors That May Affect Future Results

    Our business is subject to certain risks that could materially affect our financial condition, results of operations, and the value of our common stock. These risks include, but are not limited to, the ones described under Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 27, 2008, and Part II, Item 1A, “Risk Factors” contained in our Quarterly Reports on Form 10-Q, including this one, and in our periodic reports filed with the Commission.  Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that harm our business, financial condition, results of operations, or the value of our common stock.

Critical Accounting Policies

Our financial statements are based on the application of significant accounting policies, many of which require our management to make significant estimates and assumptions (see Note 2 to our consolidated financial statements for the fiscal year ended December 27, 2008 included in Item 8 of our Annual Report on Form 10-K, as filed with the SEC on March 23, 2009).  We believe the following accounting policies to be those most important to the portrayal of our financial condition and operating results and those that require the most subjective judgment.  If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements.

Inventories and Related Allowance for Obsolete and Excess Inventory

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

    The first non-compete agreement, from Party City Corporation and its affiliates, covers Massachusetts, Maine, New Hampshire, Vermont, Rhode Island, and Windsor and New London counties in Connecticut, and expires in 2011.  The second non-compete agreement was acquired in connection with our purchase in January 2008 of two franchised party supply stores in Lincoln and Warwick, Rhode Island.  The acquired Rhode Island stores had been operated as Party City franchise stores, and were converted to iParty stores immediately following the closing. The second non-compete agreement covers Rhode Island for five years from the date of closing and within a certain distance from our stores in the rest of New England for three years. Both non-compete agreements have an estimated life of 60 months and are subject to certain terms and conditions in their respective acquisition agreements.

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

    Impairment of Long-Lived Assets

    In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we perform a review of each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  Our review considers store operating results, future sales growth and cash flows.  The conclusion regarding impairment may differ from current estimates if underlying assumptions or business strategies change.  We closed two stores in early January 2008, at the end of their lease terms.  No impairment charges were required for these stores, as the assets related to them have been fully amortized, except for immaterial amounts, and no liability existed for future lease costs. We are not aware of any impairment indicators for any of our remaining stores at March 28, 2009.

    Income Taxes

    Historically, we have not recognized an income tax benefit for our losses. Accordingly, we record a valuation allowance against our deferred tax assets because of the uncertainty of future taxable income and the realizability of the deferred tax assets.  In determining if a valuation allowance against our deferred tax asset is appropriate, we consider both positive and negative evidence.  The positive evidence that we considered included (1) we were profitable in 2007 and 2006, and were able to use a portion of our net operating loss carryforwards in those years and expect to do so in connection with filing our 2008 return, (2) we have achieved positive comparable store sales growth for six out of the last seven years and (3) we had improved merchandise margins in 2007.  The negative evidence that we considered included (1) we realized a net loss in 2005 and 2008, (2) our merchandise margins decreased in 2008, 2006 and 2005, (3) our future profitability is vulnerable to certain risks, including (a) the risk that we may not be able to generate significant taxable income to fully utilize our net operating loss carryforwards of approximately $20.3 million at December 27, 2008, (b) the risk of unseasonable weather and other factors in a single geographic region, New England, where our stores are concentrated, (c) the risk of being so dependent upon a single season, Halloween, for a significant amount of annual sales and profitability and (d) the risk of fluctuating prices for petroleum products, which are a key raw material for much of our merchandise and which affect our freight costs and those of our suppliers and affect our customers’ spending levels and patterns, (4) the risk that opening or acquiring new stores will put pressure on our profit margins until these stores reach maturity, (5) the expected costs of increased regulatory compliance, including, without limitation, professional fees in 2009 associated with Section 404 of the Sarbanes-Oxley Act, will likely have a negative impact on our profitability, (6) the risk that a general or perceived slowdown in the U.S. economy, or uncertainty as to the economic outlook, which the U.S. and world economies are experiencing, could reduce discretionary spending or cause a shift in consumer discretionary spending to other products.

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

New Accounting Pronouncements

In April 2008, the FASB issued a FASB Staff Position on SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations”, and other U.S. generally accepted accounting principles.  The Company adopted the provisions of FSP SFAS 142-3 on December 28, 2008, and the adoption did not have a material impact on its financial position, results of operations or cash flows.

As permitted by FASB Staff Position ("FSP") SFAS No. 157-2, Effective Date of FASB Statement No. 157 ("FSP SFAS 157-2"), the Company elected to defer the adoption of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until December 28, 2008. The adoption of FSP SFAS 157-2 did not have a material impact on the Company's financial position, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our market risk exposure since the filing of our Annual Report on Form 10-K for the period ended December 27, 2008, which was filed with the SEC on March 23, 2009.

Item 4.  Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer and the Chief Financial Officer of iParty (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 28, 2009, the end of the fiscal quarter to which this report relates, that iParty's disclosure controls and procedures: are effective to ensure that information required to be disclosed by iParty in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by iParty in such reports is accumulated and communicated to iParty's management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.  iParty’s disclosure controls and procedures were designed to provide a reasonable level of assurance of reaching iParty’s disclosure requirements and are effective in reaching that level of assurance.

(b)     Changes in Internal Controls.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended March 28, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

We are not a party to any material pending legal proceedings, other than ordinary routine matters incidental to its business, which we do not expect, individually or in the aggregate, to have a material effect on our financial position or results of operations.

Item 1A.     Risk Factors

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 27, 2008, as filed with the SEC on March 23, 2009.

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
Dated: May 7, 2009

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