Form 10-Q
period 2009-06-27
IPARTY CORP
filed 2009-08-06
CIK 1078383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 27, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐(Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑

As of July 30, 2009, there were 22,731,667 shares of common stock, $.001 par value, outstanding.

iPARTY CORP.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

 PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

iPARTY CORP.
CONSOLIDATED BALANCE SHEETS (unaudited)
	Jun 27, 2009	Dec 27, 2008

ASSETS
Current assets:
Cash and cash equivalents	$59,750	$60,250
Restricted cash	608,048	775,357
Accounts receivable	877,824	730,392
Inventories, net	13,557,515	13,022,142
Prepaid expenses and other assets	327,608	279,185
Total current assets	15,430,745	14,867,326
Property and equipment, net	3,197,971	3,646,481
Intangible assets, net	1,955,139	2,303,692
Other assets	266,066	177,774
Total assets	$20,849,921	$20,995,273

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and book overdrafts	$6,421,906	$4,048,833
Accrued expenses	2,294,169	2,495,955
Current portion of capital lease obligations	9,228	6,444
Current notes payable, net of discount $34,092	2,698,730	2,876,182
Borrowings under line of credit	515,916	1,950,019
Total current liabilities	11,939,949	11,377,433

Long-term liabilities:
Capital lease obligations, net of current portion	18,455	-
Notes payable	600,000	600,000
Other liabilities	1,448,490	1,200,174
Total long-term liabilities	2,066,945	1,800,174

Commitments and contingencies

Stockholders' equity:
Convertible preferred stock - $.001 par value; 10,000,000 shares authorized,
Series B convertible preferred stock - 1,150,000 shares authorized; 464,173 shares issued
and outstanding (aggregate liquidation value of $9,261,724 at June 27, 2009)	6,890,723	6,890,723
Series C convertible preferred stock - 100,000 shares authorized, issued and outstanding
(aggregate liquidation value of $2,000,000 at June 27, 2009)	1,492,000	1,492,000
Series D convertible preferred stock - 250,000 shares authorized, issued and outstanding
(aggregate liquidation value of $5,000,000 at June 27, 2009)	3,652,500	3,652,500
Series E convertible preferred stock - 296,666 shares authorized, issued and outstanding
(aggregate liquidation value of $1,112,497 at June 27, 2009)	1,112,497	1,112,497
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding
(aggregate liquidation value of $500,000 at June 27, 2009)	500,000	500,000
Total convertible preferred stock	13,647,720	13,647,720

Common stock - $.001 par value; 150,000,000 shares authorized; 22,731,667
shares issued and outstanding at June 27, 2009 and December 27, 2008	22,732	22,732

Additional paid-in capital	52,167,475	52,095,711
Accumulated deficit	(58,994,900)	(57,948,497)
Total stockholders' equity	6,843,027	7,817,666
Total liabilities and stockholders' equity	$20,849,921	$20,995,273

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the three months ended		For the six months ended
	Jun 27, 2009	Jun 28, 2008	Jun 27, 2009	Jun 28, 2008
Revenues	$19,569,009	$20,103,668	$34,137,416	$36,247,756
Operating costs:
Cost of products sold and occupancy costs	11,691,950	11,612,587	21,074,016	21,595,934
Marketing and sales	5,441,459	6,176,460	10,420,777	12,026,212
General and administrative	1,638,221	1,946,634	3,423,991	3,909,799

Operating income (loss)	797,379	367,987	(781,368)	(1,284,189)

Interest income	17	244	45	1,920
Interest expense	(128,528)	(184,625)	(265,080)	(398,653)

Net income (loss)	$668,868	$183,606	$(1,046,403)	$(1,680,922)

Income (loss) per share:
Basic	$0.02	$0.00	$(0.05)	$(0.07)
Diluted	$0.02	$0.00	$(0.05)	$(0.07)

Weighted-average shares outstanding:
Basic	38,222,344	38,210,583	22,731,667	22,713,989
Diluted	38,222,344	38,319,767	22,731,667	22,713,989

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended
	Jun 27, 2009	Jun 28, 2008
Operating activities:

Net loss	$(1,046,403)	$(1,680,922)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,075,655	1,026,102
Deferred rent	(1,659)	38,665
Non cash stock based compensation expense	77,517	80,949
Loss on disposal of assets	1,430	-
Non cash warrant expense	96,522	106,407
Changes in operating assets and liabilities:
Accounts receivable	102,543	214,522
Inventories	(535,373)	(406,404)
Prepaid expenses and other assets	(162,540)	476,352
Accounts payable	2,373,073	1,735,179
Accrued expenses and other liabilities	(201,786)	456,399
Net cash provided by operating activities	1,778,979	2,047,249

Investing activities:

Acquisition of retail stores and non-compete agreement	-	(1,350,000)
Purchase of property and equipment	(224,207)	(568,183)
Net cash used in investing activities	(224,207)	(1,918,183)

Financing activities:

Net repayments under line of credit	(1,434,103)	(22,523)
Principal payments on notes payable	(279,727)	(302,119)
Decrease in restricted cash	167,309	205,457
Principal payments on capital lease obligations	(8,751)	(16,621)
Net cash used in financing activities	(1,555,272)	(135,806)

Net decrease in cash and cash equivalents	(500)	(6,740)

Cash and cash equivalents, beginning of period	60,250	71,532

Cash and cash equivalents, end of period	$59,750	$64,792

Supplemental disclosure of non-cash financing activities:

Conversion of Series B convertible preferred stock to common stock	$-	$34,447

Acquisition of assets under capital lease	$29,990	$-

Disposal of assets	$28,168	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 27, 2009
(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

The interim consolidated financial statements as of June 27, 2009 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.  The consolidated balance sheet at December 27, 2008 has been derived from the audited consolidated financial statements at that date.  Operating results for the Company on a quarterly basis may not be indicative of the results for the entire year due, in part, to the seasonality of the party goods industry.  Historically, higher revenues and operating income have been experienced in the second and fourth fiscal quarters, while the Company has generated losses in the first and third quarters.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K, for the year ended December 27, 2008.

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

Concentrations

The Company purchases its inventory from a diverse group of vendors. Five suppliers account for approximately 50% of the Company’s purchases of merchandise for the six months ended June 27, 2009, but the Company does not believe that it is overly dependent upon any single source for its merchandise, often using more than one vendor for similar kinds of products.  The Company entered into a Supply Agreement with its largest supplier on August 7, 2006. Beginning with calendar year 2008, the Supply Agreement requires the Company to purchase on an annual basis merchandise equal to the total number of stores open during such calendar year, multiplied by $180,000.  The Supply Agreement provides for penalties in the event the Company fails to attain the annual purchase commitment that would require the Company to pay the difference between the purchases for that year and the annual purchase commitment for that year.  Under the terms of the Supply Agreement, the annual purchase commitment for any individual year can be reduced for orders placed by the Company but not filled within a specified time period by the supplier.  During 2008, the supplier experienced difficulty in filling completely certain orders sourced out of China.  Accordingly, the supplier agreed to reduce the Company’s purchase commitment for 2008 to 90% of the contractual minimum for that year. The Company met the contractual minimum purchase requirement, as amended, for 2008.  The Company is not aware of any reason or circumstance that would prevent the full minimum purchase amount commitments for 2009 under the Supply Agreement from being met.

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

The Company uses controlled disbursement banking arrangements as part of its cash management program.  Outstanding checks, which were included in accounts payable and book overdrafts, totaled $1,069,797 at June 27, 2009 and $194,381 at December 27, 2008.  The increase in outstanding checks as of June 27, 2009 is due to the timing of payments made in June 2009, principally related to occupancy costs, compared to the timing of payments made in December 2008.

Restricted cash represents funds on deposit established for the benefit of and under the control of Wells Fargo Retail Finance, LLC (“Wells Fargo”), the Company’s lender under its line of credit, and constitutes collateral for amounts outstanding under the Company’s line of credit.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments.  The fair value of borrowings under the Company’s line of credit approximates carrying value because the debt bears interest at a variable market rate.  The fair value of the notes payable approximates the carrying value based on the principal bearing interest at a variable market rate and based on their short term maturity.  The fair value of the warrants issued in 2006 was determined by using the Black-Scholes model (volatility of 108%, interest of 4.73% and expected life of five years).  The fair value of the warrants issued in 2008 was also determined by using the Black-Scholes model (volatility of 101%, risk free rate of 2.58% and expected life of five years).

As permitted by Financial Accounting Standards Board (“FASB”) Staff Position ("FSP") SFAS No. 157-2, Effective Date of FASB Statement No. 157 ("FSP SFAS 157-2"), the Company elected to defer the adoption of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until December 28, 2008. The adoption of FSP SFAS 157-2 in fiscal 2009 has not had a material impact on the Company's financial position, results of operations or cash flows.

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

The activity in the allowance for obsolete and excess inventory is as follows:

	Six months ended	Twelve months ended
	Jun 27, 2009	Dec 27, 2008
Beginning balance	$942,587	$969,859
Increases to reserve	175,000	405,000
Write-offs against reserve	-	(432,272)
Ending balance	$1,117,587	$942,587

Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) on December 31, 2006. At the adoption date and as of June 27, 2009, the Company had no material unrecognized tax benefits and upon adoption on December 31, 2006 no adjustments to liabilities, retained earnings or operations were required.

Net Income (Loss) per Share

Net income (loss) per basic share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding.  The common share equivalents of Series B-F preferred stock are required to be included in the calculation of net income per basic share in accordance with EITF Consensus 03-6, Participating Securities and the Two-Class Method under SFAS No. 128, which supersedes EITF Topic D-95, Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share. Since the preferred stockholders are entitled to participate in dividends when and if declared by the Board of Directors on the same basis as if the shares of Series B-F preferred stock were converted to common stock, the application of EITF 03-6 has no effect on the amount of income (loss) per basic share of common stock.  For periods with net losses, the Company does not allocate losses to Series B-F preferred stock.

Net income (loss) per diluted share under EITF 03-6 is computed by dividing net income (loss) by the weighted average number of common shares outstanding, plus the common share equivalents of Series B-F preferred stock on an as if-converted basis, plus the common share equivalents of the “in the money” stock options and warrants as computed by the treasury method.  For the periods with net losses, the Company excludes these common share equivalents since their impact would be anti-dilutive.

As of June 27, 2009, there were 28,172,251 potential additional common share equivalents outstanding, which were not included in the calculation of diluted net loss per share for the six months then ended because their effect would be anti-dilutive.  These included 15,493,478 shares upon the conversion of immediately convertible preferred stock, 2,083,334 shares upon the exercise of a warrant with an exercise price of $0.475 per share, 168,594 shares upon the exercise of warrants with a weighted average exercise price of $2.97 per share, 100,000 shares upon the exercise of warrants with a weighted average exercise price of $1.50 per share and 10,326,845 shares upon the exercise of stock options with a weighted average exercise price of $0.50 per share.

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

The stock based compensation expense recognized by the Company was:

	For the three months ended		For the six months ended
	Jun 27, 2009	Jun 28, 2008	Jun 27, 2009	Jun 28, 2008
Stock Based Compensation Expense	$39,523	$38,843	$77,517	$80,949

Stock based compensation expense is included in general and administrative expense and had no impact on cash flow from operations and cash flow from financing activities for the six months ended June 27, 2009.

On May 27, 2009, the Company’s stockholders approved a new equity incentive plan entitled the 2009 Stock Incentive Plan (the “2009 Plan”).  The Company will no longer grant equity awards under its former equity incentive plan,  the Amended and Restated 1998 Incentive and Nonqualified Stock Option Plan (the “1998 Plan” and with the 2009 Plan, the “Plans”).

Under the Company’s Plans, options to acquire shares of common stock may be granted to officers, directors, key employees and consultants.   Under the 2009 Plan, the exercise price for qualified incentive options and non-qualified options cannot be less than the fair market value of the stock on the grant date, as determined by the Board. In addition, under the 2009 Plan, other stock based and performance awards may be granted to officers, directors, key employees and consultants, including stock appreciation rights, restricted stock, and restricted stock units. Under the Plans, a combined total of 11,000,000 shares of common stock or other stock based awards may be granted.  To date, the Company has only issued options under its Plans, which have been granted to  employees, directors and consultants of the Company at fair market value at the date of grant.  Generally, the options become exercisable over periods of up to four years, and expire ten years from the date of grant.

The Company granted options for the purchase of an aggregate of 1,085,000 shares of common stock to key employees, including its executive officers, and each of the four independent members of the Board of Directors on May 27, 2009 at an exercise price of $0.11 per share.  In addition, the Company granted options for the purchase of an aggregate of 200,000 shares of common stock to its Chief Financial Officer on March 4, 2009 at an exercise price of $0.07 per share.  In 2008, the Company granted options for the purchase of an aggregate of 200,000 shares of common stock to its Chief Financial Officer and each of the four independent members of the Board of Directors on June 4, 2008 at an exercise price of $0.29 per share. The weighted-average fair market value using the Black-Scholes option pricing model of the options granted on May 27, 2009 was $0.09 per share, was $0.06 per share for the options granted on March 4, 2009 and was $0.22 per share for the options granted on June 4, 2008. The fair market value of the options at the date of the grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended		For the six months ended
	Jun 27, 2009	Jun 28, 2008	Jun 27, 2009	Jun 28, 2008
Risk-free interest rate	2.30%	3.21%	2.23%	3.21%
Expected volatility	110.09%	101.20%	109.52%	101.20%
Weighted average expected life (in years)	6.25	5.00	6.25	5.00
Expected dividends	0.00%	0.00%	0.00%	0.00%

A summary of the Company's stock options is as follows:

						Weighted
	Number	Weighted				Average
	of	Average				Remaining	Aggregate
	Stock	Exercise	Price			Life	Intrinsic
	Options	Price	Range			(Years)	Value
Outstanding - December 27, 2008	9,082,198	$0.55	$0.13	-	$4.25
Granted	1,285,000	0.10	0.07	-	0.11
Expired/Forfeited	(40,353)	0.39	0.18	-	0.65
Exercised	-	-	-	-	-
Outstanding - June 27, 2009	10,326,845	$0.50	$0.07	-	$4.25	4.4	$60,125

Exercisable - June 27, 2009	8,426,446	$0.57	$0.13	-	$4.25	3.3	$725

Available for grant - June 27, 2009	237,894

The following table summarizes information for options outstanding and exercisable at June 27, 2009:

			Outstanding			Exercisable
				Weighted
			Number	Average	Weighted	Number	Weighted
			of	Remaining	Average	of	Average
			Stock	Life	Exercise	Stock	Exercise
Price Range			Options	(Years)	Price	Options	Price
$0.07	-	$0.20	1,415,350	9.2	$0.11	130,350	$0.18
0.21	-	0.30	3,412,797	2.2	0.25	3,337,797	0.25
0.31	-	0.50	2,435,620	5.8	0.39	1,895,221	0.38
0.51	-	1.00	2,674,778	3.8	0.77	2,674,778	0.77
1.01	-	3.50	288,300	0.8	2.51	288,300	2.51
3.51	-	4.25	100,000	0.5	4.14	100,000	4.14
Total			10,326,845	4.4	$0.50	8,426,446	$0.57

The remaining unrecognized stock based compensation expense related to unvested awards at June 27, 2009 was $283,541 and the period of time over which this expense will be recognized is 3.92 years.

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

Intangible Assets

On August 15, 2007, the Company entered into an Asset Purchase Agreement to purchase two franchised Party City Corporation retail stores in Lincoln, Rhode Island and Warwick, Rhode Island, in exchange for aggregate consideration of $1,350,000 plus up to $400,000 for associated inventory.  On January 2, 2008, the Company completed the purchase of the two stores. The aggregate consideration paid was $1,350,000 plus approximately $195,000 for associated inventory. Funding for the purchase was obtained from the Company’s existing line of credit with Wells Fargo. The stores were converted into iParty stores immediately following the closing of the transaction.

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

Intangible assets as of June 27, 2009 and December 27, 2008 were:

	Jun 27, 2009	Dec 27, 2008
Non-compete agreements	$2,358,540	$2,358,540
Occupancy valuations	944,716	944,716
Other	157,855	157,855

Intangible assets	3,461,111	3,461,111

Less: accumulated amortization	(1,505,972)	(1,157,419)

Intangible assets, net	$1,955,139	$2,303,692

Amortization expense for these intangible assets was:

	For the three months ended		For the six months ended
	Jun 27, 2009	Jun 28, 2008	Jun 27, 2009	Jun 28, 2008
Amortization expense	$ 174,277	$ 162,394	$ 348,554	$ 315,154

The amortization expense for the non-compete agreements and other intangible assets is included in general and administrative expense in the Consolidated Statements of Operations.  The amortization expense for occupancy valuation is included in cost of products sold and occupancy costs in the Consolidated Statements of Operations.

Future amortization expense related to these intangible assets as of June 27, 2009 is:

Year	Amount
2009	$348,554
2010	672,108
2011	467,412
2012	242,438
2013	127,029
Thereafter	97,598
Total	$1,955,139

Accounting for the Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  The Company’s review considers store operating results, future sales growth and cash flows.   During the third quarter of 2007, the Company decided to close its stores in North Providence, Rhode Island and Auburn, Massachusetts at the end of their lease terms, which expired on January 31, 2008.  No material impairment costs were incurred as a result of that decision.  As of June 27, 2009, the Company does not believe that any of its assets are impaired.

Notes Payable

Notes payable consist of three notes entered into in fiscal 2006.

The “Highbridge Note” is a subordinated note in the stated principal amount of $2,500,000 that bears interest at the prime rate  plus one percent.  The note matures on September 15, 2009, at which time we owe the full principal amount of $2,500,000, inclusive of the fully amortized discount.  Interest only is payable quarterly in arrears and the entire principal balance is due at the maturity date. The Highbridge Note was part of a financing transaction that raised $2.5 million through a combination of the issuance of the Highbridge Note and a warrant exercisable for 2,083,334 shares of common stock at an exercise price of $0.475 per share. The original discount associated with the warrant issued in conjunction with the Highbridge Note (original discount amount $613,651) is being amortized using the effective interest method over the life of the note payable. The note payable balance of $2,465,908 as of June 27, 2009 is presented net of the remaining unamortized discount.

The “Amscan Note” is a subordinated promissory note in the original principal amount of $1,819,373, with a balance as of June 27, 2009 of $232,822. The note bears interest at the rate of 11.0% per annum and is payable in thirty-six (36) equal monthly installments of principal and interest of $59,562 beginning on November 1, 2006, and on the first day of each month thereafter until October 1, 2009, when the entire remaining principal balance and all accrued interest are due and payable.

The “Party City Note” is a subordinated promissory note in the principal amount of $600,000.   The note bears interest at the rate of 12.25% per annum and is payable by quarterly interest-only payments over four years, with the full principal amount due at the note’s maturity on August 7, 2010.

On August 7, 2006, the Company entered into a Supply Agreement with Amscan Inc. (“Amscan”), the largest supplier in the party goods industry.  The Supply Agreement with Amscan gives the Company the right to receive certain additional rebates and more favorable pricing terms over the term of the agreement than generally were available to the Company under its previous terms with Amscan.  The right to receive additional rebates, and the amount of such rebates, are subject to the Company’s achievement of increased levels of purchases and other factors provided for in the Supply Agreement.  In exchange, the Supply Agreement obligates the Company to purchase increased levels of merchandise from Amscan until 2012.  The Supply Agreement provided for an initial ramp-up period during 2006 and 2007 and, beginning with calendar year 2008, requires the Company to purchase on an annual basis merchandise equal to the total number of its stores open during such calendar year, multiplied by $180,000 until 2012.  The Supply Agreement provides for penalties in the event the Company fails to attain the annual purchase commitment.  Under the terms of the Supply Agreement, the annual purchase commitment for any individual year can be reduced for orders placed by the Company but not filled by the supplier within a specified time period.  During 2008, the supplier experienced difficulty in filling completely certain orders sourced out of China.  Accordingly, the supplier agreed to reduce the Company’s purchase commitment for 2008 to 90% of the contractual minimum for that year.  The Company is not aware of any reasons why the purchase commitment for 2009 will not be met.

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

Stockholders’ Equity

During the six months ended June 27, 2009, there were no exercises of stock options or warrants, and no conversions of convertible preferred stock.

On May 27, 2009, the Company’s stockholders  authorized an amendment to the Company's Restated Certificate of Incorporation to effect a reverse stock split, pursuant to which the existing shares of the Company's common stock would be combined into new shares of the Company's common stock at an exchange ratio ranging between one-for-five and one-for-thirty, with the exchange ratio to be determined by the Board of Directors (the "Reverse Stock Split").  With the approval of the Reverse Stock Split, the Board of Directors will have the authority, but not the obligation, to effect the Reverse Stock Split at any time prior to the date of the 2010 Annual Meeting of Stockholders, without further approval or authorization of stockholders.   The Reverse Stock Split will be effected, if at all, only upon a determination by the Board of Directors that implementing a Reverse Stock Split is in the best interest of the Company and its stockholders and after the filing of an amendment to the Company’s Restated Certificate of Incorporation with the Secretary of State of the State of Delaware.

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – observable inputs other than quoted prices in active markets for identical assets or liabilities

Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions

The only assets and liabilities subject to SFAS No. 157 at June 27, 2009 and December 27, 2008 are cash equivalents and restricted cash which are based on Level 1 inputs.

2.	SUBSEQUENT EVENT

On July 1, 2009, iParty Corp. (the “Company”) and its wholly-owned subsidiary, iParty Retail Stores Corp., as borrowers (together, the “Borrowers”), and Wells Fargo , as Administrative Agent, Collateral Agent, Swing Line Lender and Lender, entered into a Second Amended and Restated Credit Agreement (the “Agreement”).

The Agreement amended and restated the previous revolving credit facility with Wells Fargo, continued the revolving line of credit with Wells Fargo in the amount of up to $12,500,000 and extended the maturity date of the revolving line of credit for three years to July 2, 2012.  In addition, the Agreement includes an option whereby the Borrowers may increase the revolving line of credit up to a maximum level of $15,000,000, at any time until July 2, 2011.  The amount of credit that is available from time to time under the Agreement is determined as a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be required by the Wells Fargo.

Borrowings under the Agreement will generally accrue interest at a margin ranging from 3.00% to 3.50% (determined according to the average daily excess availability during the fiscal quarter immediately preceding the adjustment date) over, at the Borrowers’ election, either the London Interbank Offered Rate (“LIBOR”) or a base rate determined by Wells Fargo from time to time.  The credit facility also provides for letters of credit and includes an unused line fee on the unused portion of the revolving credit line.

Subject to conditions set forth in the Agreement, which the Company expects to meet, the Agreement continues to allow proceeds from the revolving line of credit to be used to repay the Company’s $2.5 million loan from Highbridge International LLC, the Highbridge Note, when it becomes due on September 15, 2009.

The obligations of the Borrowers under the Agreement and the other loan documents are secured by a lien on substantially all of the personal property of the Borrowers.

The Agreement has financial covenants that are limited to minimum availability and capital expenditures and contains a number of restrictive covenants, such as incurrence, payment or entry into certain indebtedness, liens, investments, acquisitions, mergers, dispositions and dividends. The Agreement generally contains customary events of default for credit facilities of this type.  Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to Wells Fargo, the obligations under the Agreement may be accelerated, outstanding letters of credit may be required to be cash collateralized and the lenders may exercise remedies to collect the balance due, including to foreclose on the collateral.  Should the Agreement be prepaid or the maturity accelerated for any reason, the Borrowers would be responsible for an early termination fee in the amount of (i) 1.50% of the revolving credit facility ceiling then in effect within the first year of the term of the facility, (ii) 1.00% of the revolving credit facility ceiling then in effect within the second year of the term of the facility and (ii) 0.50% thereafter.

The disclosure of the subsequent event described above is based on our evaluation of events through August 6, 2009, the date of this report on Form 10-Q.

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

Certain statements in this Quarterly Report on Form 10-Q, particularly statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of  the Securities Exchange Act of 1934, as amended.  The words “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  Forward-looking statements included in this Quarterly Report on Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (“SEC”), reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements.  Such future results are based upon our best estimates based upon current conditions and the most recent results of operations.  Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this Quarterly Report on Form 10-Q.  These include, but are not limited to, those described below under the heading “Factors That May Affect Future Results” and in Part II, Item 1A, “Risk Factors” as well as under Item 1A, “Risk Factors” of our most recently filed Annual Report on Form 10-K for the year ended December 27, 2008. We assume no obligation to update these forward looking statements contained in this report, whether as a result of new information, future events or otherwise.

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

The following table shows the number of stores in operation (not including temporary stores):

	For the six months ended
	Jun 27, 2009	Jun 28, 2008
Beginning of period	50	50
Openings / Acquisitions	-	2
Closings	-	(2)
End of period	50	50

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

In addition to the stores discussed in the paragraphs above, we opened two temporary Halloween stores in the greater Boston area in September 2008.  These stores featured a strategically selected assortment of Halloween related merchandise and were closed in early November 2008.

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

For the second quarter of 2009, our consolidated revenues were $19.6 million, compared to $20.1 million for the second quarter of 2008. The decrease in second quarter revenues from the year-ago period included a 2.6% decrease in comparable store sales. The decrease in consolidated revenue was primarily due to a decrease in customer traffic and an increase in promotional markdowns, both of which are related to the continuing recession in the U.S. and world economies.  Consolidated gross profit margin was 40.3% for the second quarter of 2009 compared to a margin of 42.2% for the same period in 2008. The decline in gross profit margin was substantially due to increases in occupancy costs as well as the decreased leveraging of those costs related to lower sales. The consolidated net income for the second quarter of 2009 was $668,868 or $0.02 per share, compared to a consolidated net income of $183,606, or $0.00 per share, for the second quarter in 2008, an improvement of $485,262. Despite the decline in revenues as compared to the second quarter of 2008, we were able to report a significant improvement in our net income as compared to the second quarter of 2008, due primarily to the cost cutting initiatives we undertook at the end of 2008. As a result of those initiatives, we estimate that we eliminated $3 million in annualized expenses throughout the Company for 2009.

Acquisition and Growth Strategy

We operate in a largely un-branded market that has many small businesses.  As a result, we have considered, and may continue to consider, growing our business through acquisitions of other entities.  Any determination to make an acquisition will be based upon a variety of factors, including, without limitation, the purchase price and other financial terms of the transaction, the business prospects, geographical location and the extent to which any acquisition would enhance our prospects.  Given the current state of the economy and our focus on maintaining liquidity, we do not expect to acquire or open any new stores in 2009, except for temporary Halloween stores.

On January 2, 2008, we completed the purchase of two stores in Rhode Island. The aggregate consideration paid was $1,350,000 plus approximately $195,000 for associated inventory. Funding for the purchase was obtained from our line of credit with Wells Fargo Retail Finance, LLC (“Wells Fargo”).  The stores were converted into iParty stores immediately following the closing of the transaction.  The consideration paid for the assets acquired in the transaction was allocated based upon an independent appraisal to the following, based on their fair values on the date of purchase:

Fair Value at
Jan 2, 2008
Non-compete agreement	$781,000
Occupancy valuation	495,000
Equipment and other	74,000
$1,350,000

Results of Operations

Fiscal year 2009 has 52 weeks and ends on December 26, 2009.  Fiscal year 2008 had 52 weeks and ended on December 27, 2008.

The second quarter of fiscal year 2009 had 13 weeks and ended on June 27, 2009.  The second quarter of fiscal year 2008 had 13 weeks and ended on June 28, 2008.

Expense Management Actions for Fiscal 2009

In 2008, the US economy entered into a recessionary period combined with a systematic lack of financial liquidity.  During that year, the housing crisis deepened, the stock market declined dramatically, and unemployment rose steeply.  All of these factors contributed to a difficult retail environment.   Many economists anticipated a difficult 2009. Although we fared better than many of our competitors in 2008, we have taken significant steps in response to the economic crisis.  We reviewed and revamped our headquarters and store expenses, which included reducing our headcount and decreasing our advertising and other administrative costs. We expect to save up to $3 million through reduced operating expenses in 2009 from these actions.  We continue to monitor sales performance, customer buying patterns and consumer confidence, and we are prepared to make further adjustments to our cost structure as needed to manage our way through this recession.

Three Months Ended June 27, 2009 Compared to Three Months Ended June 28, 2008

Revenues

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.  Our consolidated revenues for the second quarter of fiscal 2009 were $19,569,009, a decrease of $534,659, or 2.7% from the second quarter of the prior fiscal year. The decline was primarily due to the decreased level of consumer demand and increased level of promotional markdowns, both of which are related to  the U.S. recession.

	For the three months ended
	Jun 27, 2009	Jun 28, 2008
Revenues	$19,569,009	$20,103,668

Decrease in revenues	-2.7%	-1.5%

Comparable store sales for the quarter decreased by 2.6%.

Cost of products sold and occupancy costs

Cost of products sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores.  Our cost of products sold and occupancy costs for the second quarter of fiscal 2009 were $11,691,950, or 59.7% of revenues, an increase of $79,363 or 1.9 percentage points, as a percentage of revenues, from the second quarter of the prior fiscal year.

	For the three months ended
	Jun 27, 2009	Jun 28, 2008
Cost of products sold and occupancy costs	$11,691,950	$11,612,587

Percentage of revenues	59.7%	57.8%

As a percentage of revenues, the increase in cost of products sold and occupancy costs was primarily attributable to increased occupancy costs and the decreased leveraging of these occupancy costs related to lower sales in the second quarter of 2009 compared to the second quarter of 2008.

Marketing and sales expense

Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  Our consolidated marketing and sales expense for the second quarter of fiscal 2009 was $5,441,459, or 27.8% of revenues, a decrease of $735,001 or 2.9 percentage points, as a percentage of revenues, from the second quarter of the prior fiscal year.

	For the three months ended
	Jun 27, 2009	Jun 28, 2008
Marketing and sales	$5,441,459	$6,176,460

Percentage of revenues	27.8%	30.7%

As a percentage of revenues, the decrease in marketing and sales expense was primarily the result of our cost reduction actions related to store payroll and advertising expenses, as described above.

General and administrative expense

General and administrative (“G&A”) expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  Our consolidated G&A expense for the second quarter of fiscal 2009 was $1,638,221, or 8.4% of revenues, a decrease of $308,413 or 1.3 percentage points, as a percentage of revenues, from the second quarter of the prior fiscal year.

	For the three months ended
	Jun 27, 2009	Jun 28, 2008
General and administrative	$1,638,221	$1,946,634

Percentage of revenues	8.4%	9.7%

The decrease in general and administrative expense as a percentage of revenues from the second quarter of the prior fiscal year was a result of the cost reduction initiatives implemented in 2009.

Operating income

Our operating income for the second quarter of fiscal 2009 was $797,379, or 4.1% of revenues, compared to an operating income of $367,987, or 1.8% of revenues for the second quarter of the prior fiscal year.

Interest expense

Our interest expense in the second quarter of fiscal 2009 was $128,528, a decrease of $56,097 from the second quarter of the prior fiscal year.  The decrease in the second quarter of fiscal 2009 was primarily due to a lower effective rate on our Highbridge Note and lower interest expense on our Amscan Note due to principal amortization of that indebtedness.

Income taxes

We have not provided for income taxes for the second quarter of fiscal 2009 or fiscal 2008 due to losses in  the six month period ended June 27, 2009 and for fiscal 2008 and the availability of net operating loss (NOL) carryforwards to eliminate federal taxable income on an annual basis. No benefit has been recognized with respect to current losses or NOL carryforwards due to the uncertainty of future taxable income.

At the end of fiscal 2008, we had estimated federal net operating loss carryforwards of approximately $20.3 million, which begin to expire in 2019.  In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, the use of these carryforwards will be subject to annual limitations based upon certain ownership changes of our stock that have occurred or that may occur.

Net income

Our net income in the second quarter of fiscal 2009 was $668,868, or $0.02 per basic and diluted share, compared to a net income of $183,606, or $0.00 per basic and diluted share, in the second quarter of the prior fiscal year. The increase in net income was mainly attributable to lower advertising expenditures and decreased general and administrative costs resulting primarily from our cost cutting initiatives.

Six Months Ended June 27, 2009 Compared to Six Months Ended June 28, 2008

Revenues

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.  Our consolidated revenues for the first six months of fiscal 2009 were $34,137,416, a decrease of $2,110,340 or 5.8% from the first six months of the prior fiscal year.

	For the six months ended
	Jun 27, 2009	Jun 28, 2008
Revenues	$34,137,416	$36,247,756

Increase (decrease) in revenues	-5.8%	0.7%

Comparable store sales for the first six months decreased by 5.9%.

Cost of products sold and occupancy costs

Cost of products sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores.  Our cost of products sold and occupancy costs for the first six months of fiscal 2009 were $21,074,016, or 61.7% of revenues, a decrease of $521,918 or an increase of 2.1 percentage points, as a percentage of revenues, from the first six months of the prior fiscal year.

	For the six months ended
	Jun 27, 2009	Jun 28, 2008
Cost of products sold and occupancy costs	$21,074,016	$21,595,934

Percentage of revenues	61.7%	59.6%

As a percentage of revenues, the increase in cost of products sold and occupancy costs was primarily attributable to increased occupancy costs and the decreased leveraging of these occupancy costs related to lower sales in the first six months of 2009 compared to the first six months of the prior fiscal year.

 Marketing and sales expense

Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  Our consolidated marketing and sales expense for the first six months of fiscal 2009 was $10,420,777, or 30.5% of revenues, a decrease of $1,605,435 or a decrease of 2.7 percentage points, as a percentage of revenues, from the first six months of the prior fiscal year.

	For the six months ended
	Jun 27, 2009	Jun 28, 2008
Marketing and sales	$10,420,777	$12,026,212

Percentage of revenues	30.5%	33.2%

As a percentage of revenues, the decrease in marketing and sales expense was primarily the result of our cost reduction actions related to store payroll and advertising expenses, as described above.

General and administrative expense

General and administrative (“G&A”) expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  Our consolidated G&A expense for the first six months of fiscal 2009 was $3,423,991, or 10.0% of revenues, a decrease of $485,808, or 0.8 percentage points, as a percentage of revenues, from the first six months of the prior fiscal year.

	For the six months ended
	Jun 27, 2009	Jun 28, 2008
General and administrative	$3,423,991	$3,909,799

Percentage of revenues	10.0%	10.8%

General and administrative expense decreased as a percentage of revenues from the second quarter of the prior fiscal year as a result of the cost reduction initiatives implemented in 2009.

Operating loss

Our operating loss for the first six months of fiscal 2009 was $781,368, or 2.3% of revenues, compared to an operating loss of $1,284,189, or 3.5% of revenues for the first six months of the prior fiscal year.

Interest expense

Our interest expense in the first six months of fiscal 2009 was $265,080, a decrease of $133,573 from the first six months of the prior fiscal year.  The decrease in the first six months of fiscal 2009 was primarily due to a lower effective rate on our Highbridge Note and lower interest expense on our Amscan Note, due to amortization of that indebtedness.

Income taxes

We have not provided for income taxes for the first six months of fiscal 2009 or fiscal 2008 due to availability of net operating loss (NOL) carryforwards to eliminate federal taxable income during those periods. No benefit has been recognized with respect to NOL carryforwards due to the uncertainty of future taxable income.

At the end of fiscal 2008, we had estimated federal net operating loss carryforwards of approximately $20.3 million, which begin to expire in 2019.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards will be subject to annual limitations based upon certain ownership changes of our stock that have occurred or that may occur.

Net Loss

Our net loss in the first six months of fiscal 2009 was $1,046,403, or $0.05 per basic and diluted share, compared to a net loss of $1,680,922, or $0.07 per basic and diluted share, in the first six months of the prior fiscal year. The decrease in net loss was mainly attributable to lower store payroll expenses, lower advertising costs and decreased general and administrative expenses.

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

Our prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, improve our infrastructure, respond to economic conditions, and meet contractual commitments. Based on our current operating plan, we believe that anticipated revenues from operations and borrowings available under our line of credit, which was amended and restated on July 1, 2009, will be sufficient to fund our operations, working capital requirements, scheduled note payments as discussed below, and capital expenditures through the next twelve months.  In the event that our operating plan changes due to changes in our strategic plans, lower-than-expected revenues, unanticipated expenses, increased competition, unfavorable economic conditions or other unforeseen circumstances, including the continued uncertainty in the credit markets, and further weakening of consumer confidence and spending, our liquidity may be negatively impacted.  If so, we could be required to further adjust our expenditures for 2009 to conserve working capital or raise additional capital, possibly including debt or equity financing, to fund operations and our business strategy and to refinance our outstanding debt.  Given the current state of the debt and equity markets, this could be more difficult and expensive.

Notes Payable

We currently have three notes payable outstanding with principal balances totaling $3,298,730 at June 27, 2009. We refer to these notes as the Highbridge Note, the Amscan Note and the Party City Note.  For a more detailed description of these notes, we refer you to the section titled “Notes Payable” in the Notes to Consolidated Financial Statements for the quarter ended June 27, 2009 included in Item 1 of this Quarterly Report on Form 10-Q.  The Amscan Note bears interest at the rate of 11.0% per annum and is payable in thirty-six (36) equal monthly installments of principal and interest of $59,562 commencing on November 1, 2006, and on the first day of each month thereafter until October 1, 2009.  The Party City Note, which has a principal amount of $600,000, is payable by quarterly interest-only payments over four years, with the full principal amount due at the note’s maturity on August 7, 2010.

In September 2006, we closed a financing transaction with an institutional accredited investor whereby we issued a three-year $2.5 million subordinated note, the Highbridge Note, that bears interest at an interest rate of prime plus one percent and a warrant, the Highbridge Warrant, exercisable for 2,083,334 shares of our common stock at an exercise price of $0.475 per share, or 125% of the closing price of our common stock on the day immediately prior to the closing of the transaction.  The Highbridge Note matures on September 15, 2009.  The agreements entered into in connection with the financing provide for certain restrictions and covenants consistent with Highbridge’s status as a subordinated lender, and also grant Highbridge resale registration rights with respect to the shares of common stock underlying the Highbridge Warrant. The issuance of the Highbridge Warrant triggered certain anti-dilution provisions of our Series B, C, and D convertible preferred stock.  We expect to repay the Highbridge loan when it becomes due on September 15, 2009, with proceeds from our Wells Fargo revolving line of credit.

Line of Credit

On July 1, 2009, we entered into a Second Amended and Restated Credit Agreement (the “new line”) with Wells Fargo , which amended and restated the previous revolving credit facility with Wells Fargo.  The new line continues the revolving line of credit in the amount of up to $12,500,000 and extends the maturity date for three years to July 2, 2012. As with the previous line with Wells Fargo, the new line includes an option whereby we may increase the revolving line of credit up to a maximum level of $15,000.000 at any time prior to July 2, 2011. The amount of credit that is available from time to time under the Agreement is determined as a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be required by Wells Fargo.

Borrowings under the new line will generally accrue interest at a margin ranging from 3.00% to 3.50% (determined according to the average daily excess availability during the fiscal quarter immediately preceding the adjustment date) over, at our election, either the London Interbank Offered Rate (“LIBOR”) or a base rate determined by Wells Fargo from time to time.   The new line margins are an increase over the previous line, and may result in an increase in overall borrowing cost under the new line.  The new line also provides for letters of credit for up to a sublimit of $2 million to be used in connection with inventory purchases and includes an unused line fee on the unused portion of the revolving credit line. The new line also provided for a closing fee of $125,000, which was paid to Wells Fargo at closing.

Subject to conditions set forth in the new line, which we expect to meet, the new line continues to allow proceeds from the revolving line of credit to be used to repay our $2.5 million loan from Highbridge International LLC when it becomes due on September 15, 2009, which is the Highbridge Note discussed above.  Our obligations under the new line continue to be secured by a lien on substantially all of our personal property.

Our inventory consists of party supplies which are valued at the lower of weighted-average cost or market and are reduced by an allowance for obsolete and excess inventory and are further reduced or increased by other adjustments, including vendor rebates and discounts and freight costs.  Our line of credit availability calculation allows us to borrow against “acceptable inventory at cost”, which is based on our inventory at cost and applies adjustments that our lender has approved, which may be different than adjustments we use for valuing our inventory in our financial statements, such as the adjustment to reserve for inventory shortage.  The amount of “acceptable inventory at cost” was approximately $14,079,914 at June 27, 2009.

Our accounts receivable consist primarily of credit card receivables and vendor rebate receivables.  Our line of credit availability calculation allows us to borrow against “eligible credit card receivables”, which are the credit card receivables for the previous two to three days of business.  The amount of “eligible credit card receivables” was approximately $358,169 at June 27, 2009.

Our total borrowing base is determined by adding the “acceptable inventory at cost” times an agreed upon advance rate plus the “eligible credit card receivables” times an agreed upon advance rate but not to exceed our established credit limit, which was $12,500,000 at June 27, 2009.  Under the terms of our line of credit, our $12,500,000 credit limit was further reduced by (1) a minimum availability block, (2) customer deposits, (3) gift certificates, (4) merchandise credits and (5) outstanding letters of credit. The amounts outstanding under our line were $515,916 at June 27, 2009 and $1,950,019 as of December 27, 2008, a decrease of $1,434,103. Our additional availability was $7,058,844 at June 27, 2009 and $4,694,603 at December 27, 2008.

The outstanding balances under our line are classified as current liabilities in the accompanying consolidated balance sheets since we are required to apply daily lock-box receipts to reduce the amount outstanding.

As with the previous line, the new line has financial covenants that are limited to minimum availability and capital expenditures and contains various restrictive covenants, such as incurrence, payment or entry into certain indebtedness, liens, investments, acquisitions, mergers, dispositions and dividends. Under the new line, we are required to maintain a minimum availability of  7.5% of the credit limit , which is an increase from the previous requirement of 5% and, consistent with the previous line, to limit our capital expenditures to within 110% of those amounts included in our business plan, which may be updated from time to time.  At June 27, 2009 and at July 1, 2009, the inception of the new line, we were in compliance with these financial covenants.

The new line generally contains customary events of default for credit facilities of this type.  Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to Wells Fargo, the obligations under the new line may be accelerated, outstanding letters of credit may be required to be cash collateralized and the lenders may exercise remedies to collect the balance due, including to foreclose on the collateral.  Should the new line be prepaid or the maturity accelerated for any reason, we would be responsible for an early termination fee in the amount of (i) 1.50% of the revolving credit facility ceiling then in effect within the first year of the term of the facility, (ii) 1.00% of the revolving credit facility ceiling then in effect within the second year of the term of the facility and (ii) 0.50% thereafter.

Supply Agreement with Amscan

Our Supply Agreement with Amscan gives us the right to receive certain additional rebates and more favorable pricing terms over the term of the agreement than generally were available to us under our previous terms with Amscan.  The right to receive additional rebates, and the amount of such rebates, are subject to our achievement of increased levels of purchases and other factors provided for in the Supply Agreement.  In exchange, the Supply Agreement obligates us to purchase increased levels of merchandise from Amscan until 2012.   Beginning with calendar year 2008, the Supply Agreement requires us to purchase on an annual basis merchandise equal to the total number of our stores open during such calendar year, multiplied by $180,000.  The Supply Agreement provides for penalties in the event we fail to attain the annual purchase commitment that would require us to pay to Amscan the difference between the purchases for that year and the annual purchase commitment for that year. Under the terms of the Supply Agreement, the annual purchase commitment for any individual year can be reduced for orders placed by us but not filled by the supplier.  During 2008, the supplier experienced difficulty in fulfilling certain of our orders sourced out of China.  Accordingly, the supplier agreed to reduce our purchase commitment for 2008 to 90% of the contractual minimum for that year. Our purchases for 2008 exceeded the minimum purchase amount commitments, as adjusted, under the Supply Agreement. We are not aware of any reason or circumstance that would prevent us from meeting the full minimum purchase commitments for 2009. Although we do not expect to incur any penalties under this Supply Agreement, if they were to occur, there could be a material adverse effect on our uses and sources of cash.

Operating, Investing and Financing Activities

Our operating activities provided $1,778,979 during the six months of 2009 compared to $2,047,249 during the first six months of 2008, a decrease of $268,270.  The decrease in cash provided by operating activities was primarily due to lower accrued expenses resulting from lower advertising and incentive based compensation accruals for the six months of 2009 compared to the first six months of 2008.

We used $224,207 in investing activities during the six months of 2009 compared to $1,918,183 during the first six months of 2008 a decrease of $1,693,976.  The cash invested in the first six months of 2009 was primarily due to the modification of our internal systems to improve our compliance with payment card industry data security standards and the relocation of our Walpole store to a new, larger location.  The cash invested in the first six months of 2008 was primarily due to the acquisition in January 2008 of two retail stores located in Rhode Island and the related non-compete agreement (see discussion below).

Our financing activities used $1,555,272 during the six months of 2009 compared to using $135,806 during the first six months of 2008, an increase of $1,419,466.  The increase was primarily related to increased payments on our line of credit during the first six months of 2009 as compared to the first six months of 2008. As mentioned above, on January 2, 2008, we completed the purchase of two franchised Party City Corporation retail stores in Lincoln, Rhode Island and Warwick, Rhode Island.   The aggregate consideration for the assets purchased and related non-competition covenants was $1,350,000, plus approximately $195,000 for associated inventory, paid in cash at closing, on terms and conditions specified in the particular asset purchase agreement.  Funding for the purchase was obtained from our existing line of credit with Wells Fargo.

Contractual Obligations

Contractual obligations at June 27, 2009 were as follows:

	Payments Due By Period
		Within	Within
	Within	2 - 3	4 - 5	After
	1 Year	Years	Years	5 Years	Total
Line of credit	$516,035	$-	$-	$-	$516,035
Capital lease obligations	11,400	22,800	-	-	34,200
Notes payable	2,860,654	607,652	-	-	3,468,306
Supply agreement	8,644,881	18,000,000	4,500,000	-	31,144,881
Operating leases (including retail space leases)	4,587,648	16,421,355	11,137,731	10,621,343	42,768,077
Total contractual obligations	$16,620,618	$35,051,807	$15,637,731	$10,621,343	$77,931,499

In addition, at June 27, 2009, we had outstanding purchase orders totaling approximately $8,619,926 for the acquisition of inventory and non-inventory items that were scheduled for delivery after June 27, 2009.

Seasonality

Due to the seasonality of our business, sales and operating income are typically higher in our second and fourth quarters.  Our business is highly dependent upon sales of Easter, graduation and summer merchandise in the second quarter and sales of Halloween and Christmas merchandise in the fourth quarter.  We have typically operated at a loss during the first and third quarters.

Geographic Concentration

As of June 27, 2009, we operated a total of 50 stores, 45 of which are located in New England and 5 of which are located in Florida. As a result, a severe or prolonged regional recession or regional changes in demographics, employment levels, population, weather patterns, real estate market conditions, consumer confidence and spending patterns or other factors specific to the New England region or in Florida may adversely affect us more than a company that is more geographically diverse.

Effects of Inflation

While we do not view the effects of inflation as having a direct material effect upon our business, we believe that volatility in oil and gasoline prices impacts the cost of producing petroleum-based/plastic products, which are a key raw material in much of our merchandise, and also impacts prices of shipping products made overseas in foreign countries, such as China, which includes much of our merchandise.  Volatile oil and gasoline prices also impact freight costs, consumer confidence and spending patterns.  These and other issues directly or indirectly affecting our vendors and us could adversely affect our business and financial performance.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Critical Accounting Policies

Our financial statements are based on the application of significant accounting policies, many of which require our management to make significant estimates and assumptions (see Note 2 to our consolidated financial statements for the fiscal year ended December 27, 2008 included in Item 8 of our Annual Report on Form 10-K for that fiscal year, as filed with the SEC on March 23, 2009).  We believe the following accounting policies to be those most important to the portrayal of our financial condition and operating results and those that require the most subjective judgment.  If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we perform a review of each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  Our review considers store operating results, future sales growth and cash flows.  The conclusion regarding impairment may differ from current estimates if underlying assumptions or business strategies change.  We closed two stores in early January 2008, at the end of their lease terms.  No impairment charges were required for these stores, as the assets related to them have been fully amortized, except for immaterial amounts, and no liability existed for future lease costs. We are not aware of any impairment indicators for any of our remaining stores at June 27, 2009.

Income Taxes

Historically, we have not recognized an income tax benefit for our losses. Accordingly, we record a valuation allowance against our deferred tax assets because of the uncertainty of future taxable income and the realizability of the deferred tax assets.  In determining if a valuation allowance against our deferred tax asset is appropriate, we consider both positive and negative evidence.  The positive evidence that we considered included (1) we were profitable in 2007 and 2006, and were able to use a portion of our net operating loss carryforwards in those years and expect to do so in connection with filing our 2008 return, (2) we have achieved positive comparable store sales growth for six out of the last seven years and (3) we had improved merchandise margins in 2007.  The negative evidence that we considered included (1) we realized a net loss in 2005 and 2008, (2) our merchandise margins decreased in 2008, 2006 and 2005, (3) our future profitability is vulnerable to certain risks, including (a) the risk that we may not be able to generate significant taxable income to fully utilize our net operating loss carryforwards of approximately $20.3 million at December 27, 2008, (b) the risk of unseasonable weather and other factors in a single geographic region, New England, where our stores are concentrated, (c) the risk of being so dependent upon a single season, Halloween, for a significant amount of annual sales and profitability and (d) the risk of fluctuating prices for petroleum products, which are a key raw material for much of our merchandise and which affect our freight costs and those of our suppliers and affect our customers’ spending levels and patterns, (4) the risk that opening or acquiring new stores will put pressure on our profit margins until these stores reach maturity, (5) the expected costs of increased regulatory compliance, including, without limitation, professional fees in 2009 associated with Section 404 of the Sarbanes-Oxley Act, which will likely have a negative impact on our profitability, (6) the risk that a general or perceived slowdown in the U.S. economy, or uncertainty as to the economic outlook, which the U.S. and world economies are experiencing, could reduce discretionary spending or cause a shift in consumer discretionary spending to other products.

The negative evidence is strong enough for us to conclude that the level of our future profitability is uncertain at this time. We believe that it is prudent for us to maintain a valuation allowance against our deferred tax assets until we have a longer track record of profitability and we can reduce our exposure to the risks described above.  Should we determine that we will be able to realize our deferred tax assets in the future, an adjustment to our deferred tax assets would increase income in the period in which we made such a determination.

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

As permitted by FASB Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157 ("FSP SFAS 157-2"), the Company elected to defer the adoption of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until December 28, 2008. The adoption of FSP SFAS 157-2 in fiscal 2009 has not had a material impact on the Company's financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. SFAS 165 is effective for us during our fiscal year ending December 26, 2009. We do not believe that the adoption of SFAS 165 has had a material impact on our financial condition, results of operations, and disclosures.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our market risk exposure since the filing of our Annual Report on Form 10-K for the period ended December 27, 2008, which was filed with the SEC on March 23, 2009.

Item 4.  Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer and the Chief Financial Officer of iParty (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 27, 2009, the end of the fiscal quarter to which this report relates, that iParty's disclosure controls and procedures: are effective to ensure that information required to be disclosed by iParty in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by iParty in such reports is accumulated and communicated to iParty's management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.  iParty’s disclosure controls and procedures were designed to provide a reasonable level of assurance of reaching iParty’s disclosure requirements and are effective in reaching that level of assurance.

(b)     Changes in Internal Controls.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended June 27, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings, other than ordinary routine matters incidental to our business, which we do not expect, individually or in the aggregate, to have a material effect on our financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 27, 2008, as filed with the SEC on March 23, 2009, except as set forth below:

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

We currently have three notes payable outstanding with principal balances totaling $3,332,822 at June 27, 2009. The principal amount of one of these notes is paid monthly in installments. The principal amounts of the other two notes are due in full in the amounts of $2,500,000 and $600,000 on September 15, 2009 and August 7, 2010, respectively.  On July 1, 2009, we amended and restated our credit facility with Wells Fargo.  In addition to certain other changes, the new credit facility continues the revolving line of credit in the amount of up to $12,500,000, subject to certain limitations described below, with an option to increase that level to $15,000,000 at any time prior to July 2, 2011, extends the maturity date for three years to July 2, 2012, and increases the applicable margins under which the Company may borrow funds.   Subject to conditions set forth in the new credit facility, which the Company expects to meet, the new credit facility continues to allow the revolving line of credit to repay the $2,500,000 note payable on September 15, 2009.

If we need to refinance all or a portion of our indebtedness from other sources, including the $2,500,000 note payable due September 15, 2009 in the event we do not satisfy the availability conditions set forth in the credit facility, we cannot assure you that we will be able to do so on commercially reasonable terms.  In addition, to the extent we use our existing line of credit to refinance existing debt, we could have less availability under the line for working capital and acquisition needs, which could adversely impact our results of operations, liquidity and growth opportunities.  As noted above, our new bank line of credit with Wells Fargo allows us to borrow up to $12,500,000, subject to a limitation based on qualified inventory, receivables levels and other reserves set by Wells Fargo, with an option to increase that limit up to $15 million.  As of June 27, 2009, there was $515,916 outstanding under our line of credit with additional availability of $7,058,844. Borrowings under our line of credit are secured by substantially all of our assets, including our inventory and accounts receivable. We borrow against our inventory and accounts receivable at agreed upon advance rates, which vary at different times of the year.

Our Stockholders have authorized our Board of Directors, at their discretion, to effect a Reverse Stock Split at an exchange ratio between one-for-five and one-for-thirty at any time prior to the 2010 Annual Meeting of Stockholders, which Reverse Stock Split, may not have the intended effect and could negatively affect your liquidity.

At our 2009 Annual Meeting of Stockholders held on May 27, 2009, our stockholders authorized an amendment to our Restated Certificate of Incorporation to effect a reverse stock split, pursuant to which the existing shares of our common stock would be combined into  new shares of our common stock at an exchange ratio ranging between one-for-five and one-for-thirty (the “Exchange Ratio”), with the exchange ratio to be determined by the Board of Directors (the "Reverse Stock Split"). In accordance with the stockholders’approval of the Reverse Stock Split, the Board of Directors has the authority, but not the obligation, to effect the Reverse Stock Split at any time prior to the date of the 2010 Annual Meeting of Stockholders, without further approval or authorization of stockholders.   The Reverse Stock Split will be effected, if at all, only upon a determination by the Board of Directors that implementing a Reverse Stock Split is in the best interests of iParty and its stockholders.  The determination as to whether the Reverse Stock Split will be effected and, if so, pursuant to which Exchange Ratio, will be based upon those market or business factors deemed relevant by the Board of Directors at that time, including, but not limited to: (i) existing and expected marketability and liquidity of our common stock; (ii)  prevailing stock market conditions; (iii)   business developments affecting us; (iv)  our actual or forecasted results of operations; (v)  listing standards under NYSE Amex; and (vi) the likely effect on the market price of our common stock.  If the Board of Directors determines to effect the Reverse Stock Split, the price per share of our Common Stock after the Reverse Stock Split may not reflect the Exchange Ratio implemented by the Board of Directors and the price per share following the effective time of the Reverse Stock Split may not be maintained for any period of time following the Reverse Stock Split.  In addition, following the Reverse Stock Split, we may still run the risk of being considered a low priced stock under the listing standards of the NYSE Amex, which could cause the Company to be delisted, we may not attract institutional or other potential investors, and the trading liquidity of our common stock could be adversely affected by the reduced number of shares outstanding.

Item 2. Unregistered Sales of Equity and Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On May 27, 2009, we held our Annual Meeting of Stockholders.  At the Annual Meeting, our stockholders:

•	elected six (6) directors to our Board of Directors, including the designee of the holders of the Series C Convertible Preferred Stock,
•	approved the 2009 Stock Incentive Plan,
•
authorized an amendment to the Company's Restated Certificate of Incorporation to effect a reverse stock split, pursuant to which the existing shares of the Company's common stock would be combined into  new shares of the Company's common stock at an exchange ratio ranging between one-for-five and one-for-thirty, with the exchange ratio to be determined by the Board of Directors (the "Reverse Stock Split"); and

•	approved the proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accountants for the fiscal year ended December 26, 2009.

Each director nominee, other than the Series C Convertible Preferred director nominee, was approved by a plurality of the votes cast.  The Series C Convertible Preferred director nominee was approved by a majority of the votes cast by the holders of the Series C Convertible Preferred Stock. The approval of the 2009 Stock Incentive Plan and the ratification of the appointment of our independent registered public accountants were approved by the requisite affirmative vote of a majority of the total votes cast by stockholders. The approval of the proposal to authorize the Reverse Stock Split was approved by the requisite affirmative vote of a majority of the outstanding shares of our common stock and convertible preferred stock, voting together as a single class, on an as converted basis.

Proposal 1. Election of the Board of Directors, including the Series C Convertible Preferred director nominee

Directors	Votes For	Withheld

Sal Perisano	28,416,158	1,652,345
Daniel DeWolf	29,165,190	903,313
Frank Haydu	29,164,190	904,313
Eric Schindler	29,169,490	899,013
Joseph Vassalluzzo	28,909,065	1,159,438
Robert Jevon*	1,300,000	-
* Series C Convertible Preferred Director

Proposal 2. Approval of the 2009 Stock Incentive Plan

Votes For	Against	Abstain	Broker Non Votes

18,011,941	1,949,620	12,400	10,094,542

Proposal 3. Approval of the proposal to authorize a Reverse Stock Split via an amendment to the Company’s Restated Certificate of Incorporation

Votes For	Against	Abstain

25,605,216	3,092,513	1,370,774

Proposal 4. Ratification of appointment of Ernst & Young LLP as our independent public auditor

Votes For	Against	Abstain

29,925,162	121,889	21,452

Abstentions and broker non votes counted as “Against” votes for purposes of counting the votes on Proposal 3, but had no effect on the other proposals.

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
David Robertson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 6, 2009

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

Ex. 10.1	Compensation Arrangements with Independent Directors*
Ex. 10.2	Written Summary of Renewed One-Year Part-time Consulting Arrangement with Mr. Vassalluzzo*
Ex. 10.3	Director Stock Option Agreement for 2009 Stock Incentive Plan*
Ex. 10.4	Incentive Stock Option Agreement for 2009 Stock Incentive Plan*
Ex. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
Ex. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
Ex. 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
Ex. 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*Management contract or compensatory plan or arrangement.