Form 10-Q
period 2009-09-26
IPARTY CORP
filed 2009-11-09
CIK 1078383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 26, 2009

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

As of November 4, 2009, there were 22,731,667 shares of common stock, $.001 par value, outstanding.

iPARTY CORP.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

iPARTY CORP.
CONSOLIDATED BALANCE SHEETS (unaudited)
	Sep 26, 2009	Dec 27, 2008

ASSETS
Current assets:
Cash and cash equivalents	$64,350	$60,250
Restricted cash	512,641	775,357
Accounts receivable	1,012,979	730,392
Inventories, net	18,377,554	13,022,142
Prepaid expenses and other assets	445,156	279,185
Total current assets	20,412,680	14,867,326
Property and equipment, net	3,008,388	3,646,481
Intangible assets, net	1,780,862	2,303,692
Other assets	371,082	177,774
Total assets	$25,573,012	$20,995,273

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and book overdrafts	$10,838,220	$4,048,833
Accrued expenses	2,403,546	2,495,955
Current portion of capital lease obligations	9,228	6,444
Current notes payable	600,000	2,876,182
Borrowings under line of credit	4,741,878	1,950,019
Total current liabilities	18,592,872	11,377,433

Long-term liabilities:
Capital lease obligations, net of current portion	16,148	-
Notes payable	-	600,000
Other liabilities	1,469,377	1,200,174
Total long-term liabilities	1,485,525	1,800,174

Commitments and contingencies

Stockholders' equity:
Convertible preferred stock - $.001 par value; 10,000,000 shares authorized,
Series B convertible preferred stock - 1,150,000 shares authorized; 464,173 shares issued
and outstanding (aggregate liquidation value of $9,283,460 at September 26, 2009)	6,906,894	6,890,723
Series C convertible preferred stock - 100,000 shares authorized, issued and outstanding
(aggregate liquidation value of $2,000,000 at September 26, 2009)	1,492,000	1,492,000
Series D convertible preferred stock - 250,000 shares authorized, issued and outstanding
(aggregate liquidation value of $5,000,000 at September 26, 2009)	3,652,500	3,652,500
Series E convertible preferred stock - 533,333 shares authorized; 296,666 shares issued
and outstanding (aggregate liquidation value of $1,112,497 at September 26, 2009)	1,112,497	1,112,497
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding
(aggregate liquidation value of $500,000 at September 26, 2009)	500,000	500,000
Total convertible preferred stock	13,663,891	13,647,720

Common stock - $.001 par value; 150,000,000 shares authorized; 22,731,667
shares issued and outstanding at September 26, 2009 and December 27, 2008	22,732	22,732

Additional paid-in capital	52,199,874	52,095,711
Accumulated deficit	(60,391,882)	(57,948,497)
Total stockholders' equity	5,494,615	7,817,666
Total liabilities and stockholders' equity	$25,573,012	$20,995,273

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the three months ended		For the nine months ended
	Sep 26, 2009	Sep 27, 2008	Sep 26, 2009	Sep 27, 2008
Revenues	$16,404,046	$17,742,315	$50,541,462	$53,990,071
Operating costs:
Cost of products sold and occupancy costs	10,282,326	10,629,144	31,356,342	32,225,078
Marketing and sales	5,810,227	6,677,703	16,231,004	18,703,915
General and administrative	1,582,751	1,580,277	5,006,742	5,490,076

Operating loss	(1,271,258)	(1,144,809)	(2,052,626)	(2,428,998)

Interest income	45	240	90	2,160
Interest expense	(125,769)	(178,061)	(390,849)	(576,714)

Net loss	$(1,396,982)	$(1,322,630)	$(2,443,385)	$(3,003,552)

Loss per share:
Basic and diluted	$(0.06)	$(0.06)	$(0.11)	$(0.13)

Weighted-average shares outstanding:
Basic and diluted	22,731,667	22,730,295	22,731,667	22,719,425

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended
	Sep 26, 2009	Sep 27, 2008
Operating activities:

Net loss	$(2,443,385)	$(3,003,552)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,571,640	1,522,738
Deferred rent	20,887	57,090
Non-cash stock-based compensation expense	118,765	119,153
Loss on disposal of property and equipment	1,430	-
Non cash warrant expense	137,936	160,644
Changes in operating assets and liabilities:
Accounts receivable	(34,271)	(2,920)
Inventories	(5,355,412)	(3,751,939)
Prepaid expenses and other assets	(393,712)	(33,050)
Accounts payable	6,789,387	5,223,443
Accrued expenses and other liabilities	(92,409)	164,662
Net cash provided by operating activities	320,856	456,269

Investing activities:

Acquisition of retail stores and non-compete agreement	-	(1,350,000)
Purchase of property and equipment	(347,724)	(643,878)
Net cash used in investing activities	(347,724)	(1,993,878)

Financing activities:

Net borrowings under line of credit	2,791,859	1,707,203
Principal payments on notes payable	(3,012,549)	(459,206)
Decrease in restricted cash	262,716	305,575
Principal payments on capital lease obligations	(11,058)	(24,932)
Net cash provided in financing activities	30,968	1,528,640

Net increase (decrease) in cash and cash equivalents	4,100	(8,969)

Cash and cash equivalents, beginning of period	60,250	71,532

Cash and cash equivalents, end of period	$64,350	$62,563

Supplemental disclosure of non-cash financing activities:

Conversion of Series B convertible preferred stock to common stock	$-	$34,447

Acquisition of equipment under capital lease	$29,990	$-

Disposal of property and equipment	$28,168	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 26, 2009
(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

The interim consolidated financial statements as of September 26, 2009 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.  The consolidated balance sheet at December 27, 2008 has been derived from the audited consolidated financial statements at that date.  Operating results for the Company on a quarterly basis may not be indicative of the results for the entire year due, in part, to the seasonality of the party goods industry.  Historically, higher revenues and operating income have been experienced in the second and fourth fiscal quarters, while the Company has generated losses in the first and third quarters.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K, for the year ended December 27, 2008.

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

Concentrations

The Company purchases its inventory from a diverse group of vendors. Six suppliers account for approximately 48% of the Company’s purchases of merchandise for the nine months ended September 26, 2009, but the Company does not believe that it is overly dependent upon any single source for its merchandise, often using more than one vendor for similar kinds of products.  The Company entered into a Supply Agreement with its largest supplier on August 7, 2006. Beginning with calendar year 2008, the Supply Agreement requires the Company to purchase on an annual basis merchandise equal to the total number of stores open during such calendar year, multiplied by $180,000.  The Supply Agreement provides for penalties in the event the Company fails to attain the annual purchase commitment that would require the Company to pay the difference between the purchases for that year and the annual purchase commitment for that year.  Under the terms of the Supply Agreement, the annual purchase commitment for any individual year can be reduced for orders placed by the Company but not filled within a specified time period by the supplier.  During 2008, the supplier experienced difficulty in filling completely certain orders sourced out of China.  Accordingly, the supplier agreed to reduce the Company’s purchase commitment for 2008 to 90% of the contractual minimum for that year. The Company met the contractual minimum purchase requirement, as amended, for 2008.  The Company believes that its purchases for 2009 will fall short of the annual commitment by approximately $500,000. The supplier has agreed to allow the Company to roll over of any shortfall for the year 2009 into future years’ requirements. The Company is not aware of any reason that would prevent it from meeting the minimum purchase requirements, including any 2009 shortfall, during the remainder of the term of the Supply Agreement.

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

The Company uses controlled disbursement banking arrangements as part of its cash management program.  Outstanding checks, which were included in accounts payable and book overdrafts, totaled $1,119,612 at September 26, 2009 and $194,381 at December 27, 2008.  The increase in outstanding checks as of September 26, 2009 is due to the timing of payments made in September 2009, principally related to occupancy costs, compared to the timing of payments made in December 2008.

Restricted cash represents funds on deposit established for the benefit of and under the control of Wells Fargo Retail Finance, LLC (“Wells Fargo”), the Company’s lender under its line of credit, and constitutes collateral for amounts outstanding under the Company’s line of credit.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments.  The fair value of borrowings under the Company’s line of credit approximates carrying value because the debt bears interest at a variable market rate.  The fair value of the notes payable approximates the carrying value based on their short term maturity.  The fair value of the warrants issued in 2006 was determined by using the Black-Scholes model (volatility of 108%, interest of 4.73% and expected life of five years).  The fair value of the warrants issued in 2008 was also determined by using the Black-Scholes model (volatility of 101%, risk free rate of 2.36% and expected life of five years).

As permitted by ASC 820-10-65-1, Effective Date of ASC 820, “Fair Value Measurements and Disclosures”, the Company elected to defer the adoption of ASC 820 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until December 28, 2008. The adoption of ASC 820-10-65-1in fiscal 2009 has not had a material impact on the Company's financial position, results of operations or cash flows.

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

The activity in the allowance for obsolete and excess inventory is as follows:

	Nine months ended	Twelve months ended
	Sep 26, 2009	Dec 27, 2008
Beginning balance	$942,587	$969,859
Increases to reserve	250,000	405,000
Write-offs against reserve	(278,136)	(432,272)
Ending balance	$914,451	$942,587

Net Loss per Share

Net loss per basic share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding.  The common share equivalents of Series B-F preferred stock are required to be included in the calculation of net income per basic share, since the preferred stockholders are entitled to participate in dividends when and if declared by the Board of Directors on the same basis as if the shares of Series B-F preferred stock were converted to common stock. For periods with net losses, the Company does not allocate losses to Series B-F preferred stock.

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

As of September 26, 2009, there were 27,802,157 potential additional common share equivalents outstanding, which were not included in the calculation of diluted net loss per share for the three months and nine months then ended because their effect would be anti-dilutive.  These included 15,493,478 shares upon the conversion of the Company’s Series B-F preferred stock, 2,083,334 shares upon the exercise of a warrant with an exercise price of $0.475 per share, 100,000 shares upon the exercise of warrants with a weighted average exercise price of $1.50 per share and 10,125,345 shares upon the exercise of stock options with a weighted average exercise price of $0.46 per share.

Stock option compensation expense

The Company uses the Black-Scholes option pricing model to determine the fair value of stock based compensation.  The Black-Scholes model requires the Company to make several subjective assumptions, including the estimated length of time employees will retain their vested stock options before exercising them (“expected term”), and the estimated volatility of the Company’s common stock price over the expected term, which is based on historical volatility of the Company’s common stock over a time period equal to the expected term.  The Black-Scholes model also requires a risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of the grant, and the dividend yield on the Company’s common stock, which is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future.  Changes in these assumptions can materially affect the estimate of fair value of stock based compensation and consequently, the related expense recognized in the consolidated statements of operations.  The Company recognizes stock based compensation expense on a straight-line basis over the vesting period of each grant.

The stock based compensation expense recognized by the Company was:

	For the three months ended		For the nine months ended
	Sep 26, 2009	Sep 27, 2008	Sep 26, 2009	Sep 27, 2008
Stock Based Compensation Expense	$41,248	$38,204	$118,765	$119,153

Stock based compensation expense is included in general and administrative expense and had no impact on cash flow from operations and cash flow from financing activities for the nine months ended September 26, 2009.

On May 27, 2009, the Company’s stockholders approved a new equity incentive plan entitled the 2009 Stock Incentive Plan (the “2009 Plan”).  The Company will no longer grant equity awards under its former equity incentive plan,  the Amended and Restated 1998 Incentive and Nonqualified Stock Option Plan (the “1998 Plan” and with the 2009 Plan, the “Plans”).

Under the Company’s Plans, options to acquire shares of common stock may be granted to officers, directors, key employees and consultants.   Under the 2009 Plan, the exercise price for qualified incentive options and non-qualified options cannot be less than the fair market value of the stock on the grant date, as determined by the Company’s Board of Directors. In addition, under the 2009 Plan, other stock based and performance awards may be granted to officers, directors, key employees and consultants, including stock appreciation rights, restricted stock, and restricted stock units. Under the Plans, a combined total of 11,000,000 shares of common stock or other stock based awards may be granted.  To date, the Company has only issued options under its Plans, which have been granted to employees, directors and consultants of the Company at fair market value at the date of grant.  Generally, employee options become exercisable over periods of up to four years, and expire ten years from the date of grant.

The Company granted options for the purchase of an aggregate of 1,085,000 shares of common stock to key employees, including its executive officers, and each of the four independent members of the Board of Directors on May 27, 2009 at an exercise price of $0.11 per share.  In addition, the Company granted options for the purchase of an aggregate of 200,000 shares of common stock to its Chief Financial Officer on March 4, 2009 at an exercise price of $0.07 per share.  On June 4, 2008, the Company granted options for the purchase of an aggregate of 200,000 shares of common stock to its Chief Financial Officer and each of the four independent members of the Board of Directors at an exercise price of $0.29 per share. The weighted-average fair market value using the Black-Scholes option pricing model of the options granted on May 27, 2009 was $0.09 per share, was $0.06 per share for the options granted on March 4, 2009 and was $0.22 per share for the options granted on June 4, 2008. The fair market value of the options at the date of the grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the nine months ended
	Sep 26, 2009	Sep 27, 2008
Risk-free interest rate	2.23%	3.21%
Expected volatility	109.52%	101.20%
Weighted average expected life (in years)	6.25	5.00
Expected dividends	-	-

A summary of the Company's stock options is as follows:

						Weighted
	Number	Weighted				Average
	of	Average				Remaining	Aggregate
	Stock	Exercise	Price			Life	Intrinsic
	Options	Price	Range			(Years)	Value
Outstanding - December 27, 2008	9,082,198	$0.55	$0.13	-	$4.25
Granted	1,285,000	0.10	0.07	-	0.11
Expired/Forfeited	(241,853)	2.19	0.18	-	3.13
Exercised	-	-	-	-	-
Outstanding - September 26, 2009	10,125,345	$0.46	$0.07	-	$4.25	4.2	$179,107

Exercisable - September 26, 2009	8,304,399	$0.52	$0.11	-	$4.25	3.1	$-

Available for grant - September 26, 2009	439,394

The following table summarizes information for options outstanding and exercisable at September 26, 2009:

			Outstanding			Exercisable
				Weighted
			Number	Average	Weighted	Number	Weighted
			of	Remaining	Average	of	Average
			Stock	Life	Exercise	Stock	Exercise
Price Range			Options	(Years)	Price	Options	Price
$0.07	-	$0.20	1,415,350	8.9	$0.11	155,350	$0.17
0.21	-	0.30	3,412,797	1.9	0.25	3,344,047	0.25
0.31	-	0.50	2,434,120	5.6	0.39	1,941,924	0.38
0.51	-	1.00	2,674,778	3.6	0.77	2,674,778	0.77
1.01	-	3.50	88,300	2.1	2.40	88,300	2.40
3.51	-	4.25	100,000	0.2	4.14	100,000	4.14
Total			10,125,345	4.2	$0.46	8,304,399	$0.52

The remaining unrecognized stock based compensation expense related to unvested awards at September 26, 2009 was $242,248 and the period of time over which this expense will be recognized is 3.67 years.

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

Intangible assets consist primarily of (i) the values of two non-compete agreements acquired in conjunction with the purchase of retail stores in 2006 and 2008, and (ii) the values of retail store leases acquired in those transactions. These assets have been accounted for at fair value as of their respective acquisition dates using significant other observable inputs, or Level 2 criteria, defined in the Fair Value Measurements section below.

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

Intangible assets as of September 26, 2009 and December 27, 2008 were:

	Sep 26, 2009	Dec 27, 2008
Non-compete agreements	$2,358,540	$2,358,540
Occupancy valuations	944,716	944,716
Other	157,855	157,855

Intangible assets	3,461,111	3,461,111

Less: accumulated amortization	(1,680,249)	(1,157,419)

Intangible assets, net	$1,780,862	$2,303,692

Amortization expense for these intangible assets was:

	For the three months ended		For the nine months ended
	Sep 26, 2009	Sep 27, 2008	Sep 26, 2009	Sep 27, 2008
Amortization expense	$174,277	$130,427	$522,830	$445,581

The amortization expense for the non-compete agreements and other intangible assets is included in general and administrative expense in the Consolidated Statements of Operations.  The amortization expense for occupancy valuation is included in cost of products sold and occupancy costs in the Consolidated Statements of Operations.

Future amortization expense related to these intangible assets as of September 26, 2009 is:

Year	Amount
2009	$174,277
2010	672,108
2011	467,412
2012	242,438
2013	127,029
Thereafter	97,598
Total	$1,780,862

Accounting for the Impairment of Long-Lived Assets

The Company reviews each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  The Company’s review considers store operating results, future sales growth and cash flows.   During the third quarter of 2007, the Company decided to close its stores in North Providence, Rhode Island and Auburn, Massachusetts at the end of their lease terms, which expired on January 31, 2008.  No material impairment costs were incurred as a result of that decision.  As of September 26, 2009, the Company does not believe that any of its assets are impaired.

Notes Payable

Notes payable consist of three notes entered into in fiscal 2006.

The “Highbridge Note” was a subordinated note in the stated principal amount of $2,500,000 that bore interest at the prime rate plus one percent.  The Highbridge Note was part of a financing transaction that raised $2.5 million through a combination of the issuance of the Highbridge Note and a warrant exercisable for 2,083,334 shares of common stock at an exercise price of $0.475 per share. The original discount associated with the warrant issued in conjunction with the Highbridge Note (original discount amount $613,651) was amortized using the effective interest method over the life of the note. Interest only was payable quarterly in arrears during the term of the note and the entire principal balance was due at the maturity date. The note matured on September 15, 2009, at which time the Company paid the full principal amount of $2,500,000 plus all accrued interest.

The “Amscan Note” was a subordinated promissory note in the original principal amount of $1,819,373. The note bore interest at the rate of 11.0% per annum and was payable in thirty-six (36) equal monthly installments of principal and interest of $59,562 beginning on November 1, 2006. The remaining principal balance and all accrued interest were paid in full on September 24, 2009.

The “Party City Note” is a subordinated promissory note in the principal amount of $600,000.   The note bears interest at the rate of 12.25% per annum and is payable by quarterly interest-only payments over four years, with the full principal amount due at the note’s maturity on August 7, 2010.

On August 7, 2006, the Company entered into a Supply Agreement with Amscan Inc. (“Amscan”), the largest supplier in the party goods industry.  The Supply Agreement with Amscan gives the Company the right to receive certain additional rebates and more favorable pricing terms over the term of the agreement than generally were available to the Company under its previous terms with Amscan.  The right to receive additional rebates, and the amount of such rebates, are subject to the Company’s achievement of increased levels of purchases and other factors provided for in the Supply Agreement.  In exchange, the Supply Agreement obligates the Company to purchase increased levels of merchandise from Amscan until 2012.  The Supply Agreement provided for an initial ramp-up period during 2006 and 2007 and, beginning with calendar year 2008, requires the Company to purchase on an annual basis merchandise equal to the total number of its stores open during such calendar year, multiplied by $180,000 until 2012.  The Supply Agreement provides for penalties in the event the Company fails to attain the annual purchase commitment.  Under the terms of the Supply Agreement, the annual purchase commitment for any individual year can be reduced for orders placed by the Company but not filled by the supplier within a specified time period.  During 2008, the supplier experienced difficulty in filling completely certain orders sourced out of China.  Accordingly, the supplier agreed to reduce the Company’s purchase commitment for 2008 to 90% of the contractual minimum for that year.  The Company believes that its purchases for 2009 will fall short of the annual commitment by approximately $500,000. The supplier has agreed to allow the Company to roll over any shortfall for the year 2009 into future years’ requirements. The Company is not aware of any reason that would prevent it from meeting the minimum purchase requirements, including any 2009 shortfall, for the remainder of the term of the Supply Agreement.

The Supply Agreement also provided for Amscan to extend, until October 31, 2006, approximately $1,150,000 of certain currently due amounts owed by the Company to Amscan which would otherwise have been payable on August 8, 2006 (the “extended payables”) and gave the Company the right, at its option, to convert the extended payables into a subordinated promissory note. On October 24, 2006, the Company converted $1,143,896 of extended payables originally due to Amscan as of August 8, 2006 as well as an additional $675,477 of payables due to Amscan as of September 28, 2006 into a single subordinated promissory note in the total principal amount of $1,819,373, which was the Amscan Note defined above. As noted above, the Company has paid in full the Amscan Note.

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

Line of Credit

On July 1, 2009, the Company and its wholly-owned subsidiary, iParty Retail Stores Corp., as borrowers (together, the “Borrowers”), and Wells Fargo , as administrative agent, collateral agent, swing line lender and lender, entered into a Second Amended and Restated Credit Agreement (the “Agreement”).

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

The Agreement has financial covenants that are limited to minimum availability and capital expenditures and contains a number of restrictive covenants, such as incurrence, payment or entry into certain indebtedness, liens, investments, acquisitions, mergers, dispositions and dividends. The Agreement contains events of default customary for credit facilities of this type.  Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to Wells Fargo, the obligations under the Agreement may be accelerated, outstanding letters of credit may be required to be cash collateralized and the lenders may exercise remedies to collect the balance due, including to foreclose on the collateral.  Should the Agreement be prepaid or the maturity accelerated for any reason, the Borrowers would be responsible for an early termination fee in the amount of (i) 1.50% of the revolving credit facility ceiling then in effect within the first year of the term of the facility, (ii) 1.00% of the revolving credit facility ceiling then in effect within the second year of the term of the facility and (ii) 0.50% thereafter.

Stockholders’ Equity

During the nine months ended September 26, 2009, there were no exercises of stock options or warrants, and no conversions of convertible preferred stock.

On May 27, 2009, the Company’s stockholders approved an amendment to the Company's Restated Certificate of Incorporation to authorize the Board of Directors to implement a reverse stock split, pursuant to which the existing shares of the Company's common stock would be combined into new shares of the Company's common stock at an exchange ratio ranging between one-for-five and one-for-thirty, with the exchange ratio to be determined by the Board of Directors (the "Reverse Stock Split").  With the approval of the Reverse Stock Split, the Board of Directors will have the authority, but not the obligation, to effect the Reverse Stock Split at any time prior to the date of the 2010 Annual Meeting of Stockholders, without further approval or authorization of stockholders.   The Reverse Stock Split will be effected, if at all, only upon a determination by the Board of Directors that implementing a Reverse Stock Split is in the best interest of the Company and its stockholders and after the filing of an amendment to the Company’s Restated Certificate of Incorporation with the Secretary of State of the State of Delaware.

Fair Value Measurements

Effective December 30, 2007, the Company adopted Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures. ASC 820 defined fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also described three levels of inputs that may be used to measure the fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – observable inputs other than quoted prices in active markets for identical assets or liabilities

Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions

The only assets and liabilities subject to fair value measurement standards at September 26, 2009 and December 27, 2008 are cash equivalents and restricted cash which are based on Level 1 inputs.

2.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the time of the filing of this Quarterly Report on Form 10-Q with the SEC on November 9, 2009 and has determined that there were no subsequent events to recognize or disclose in these financial statements.

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

Certain statements in this Quarterly Report on Form 10-Q, particularly statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of  the Securities Exchange Act of 1934, as amended.  The words “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  Forward-looking statements included in this Quarterly Report on Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (“SEC”), reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements.  Such future results are based upon our best estimates based upon current conditions and the most recent results of operations.  Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this Quarterly Report on Form 10-Q.  These include, but are not limited to, those described below under the heading “Factors That May Affect Future Results” and in Part II, Item 1A, “Risk Factors” as well as under Item 1A, “Risk Factors” of our most recently filed Annual Report on Form 10-K for the year ended December 27, 2008 and our other periodic reports filed with the SEC. We assume no obligation to update these forward looking statements contained in this report, whether as a result of new information, future events or otherwise.

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

The following table shows the number of stores in operation (not including temporary stores):

	For the nine months ended
	Sep 26, 2009	Sep 27, 2008
Beginning of period	50	50
Openings / Acquisitions	-	2
Closings	-	(2)
End of period	50	50

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

In addition to the stores discussed in the paragraphs above, we opened two temporary Halloween stores in the greater Boston area in September 2008.  Those stores were closed in early November 2008.  In September 2009, we opened four temporary Halloween stores.  Three of the stores were in the greater Boston area and one of the stores was in New Hampshire.  These stores feature a strategically selected assortment of Halloween related merchandise and were closed in early November 2009.

Trends and Quarterly Summary

Third Quarter Summary

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

For the third quarter of 2009, our consolidated revenues were $16.4 million, compared to $17.7 million for the third quarter of 2008. The decrease in third quarter revenues from the year-ago period included a 7.7% decrease in comparable store sales. The decrease in consolidated revenue was primarily due to a decrease in customer traffic and an increase in promotional markdowns, both of which are related to the effects of the recession in the U.S. and world economies.  Consolidated gross profit margin was 37.3% for the third quarter of 2009 compared to a margin of 40.1% for the same period in 2008. The decline in gross profit margin was substantially due to increases in occupancy costs as well as the decreased leveraging of those costs related to lower sales. The consolidated net loss for the third quarter of 2009 was $1,396,982 or $0.06 per share, compared to a consolidated net loss of $1,322,630, or $0.06 per share, for the third quarter in 2008, an increase of $74,352. We have mitigated the decline in revenues year over year primarily through the cost cutting initiatives we undertook at the end of 2008, resulting in a flat net loss in the third quarter of 2009 compared to the third quarter of 2008.

October Summary

On November 4, 2009, we reported sales results for the calendar month and year, and for the fiscal month and year, ended October, 2009, to provide information regarding our Halloween season which is our most important selling season. For the thirty-one day calendar month of October 2009, sales at comparable stores increased 0.1% compared to the same period in 2008. Consolidated revenues for the calendar month were approximately $18.42 million, a 5.4% increase compared to $17.48 million for the same period in 2008. For the five week fiscal month of October, which ended on October 31st, sales at comparable stores decreased 1.8% compared to fiscal October 2008. Consolidated revenues increased by 3.3% for the October fiscal month compared to the same fiscal month period in 2008.  The increase in consolidated revenues for the calendar and fiscal months of October 2009 included the impact of four temporary Halloween stores opened in mid-September 2009, compared to two such stores opened in mid-September 2008.

For the calendar year 2009 through October, sales at comparable stores decreased 5.4% compared to the same period in 2008. Consolidated revenues were approximately $68.31 million, a 4.1% decrease compared to $71.20 million for the same period in 2008. For the forty-four week period through fiscal October 2009, which ended on October 31st, sales at comparable stores decreased 5.3% compared to the same period in 2008. Consolidated revenues decreased by 3.9% for the fiscal year-to-date period through October compared to the same period in 2008.  The decrease in consolidated revenues for the calendar and fiscal year-to-date periods through October included the impact of four temporary Halloween stores opened in mid-September 2009, compared to two such stores opened in mid-September 2008.

Acquisition and Growth Strategy

We operate in a largely un-branded market that has many small businesses.  As a result, we have considered, and may continue to consider, growing our business through acquisitions of other entities or through opening new iParty stores.  Any determination to make an acquisition or open a new store will be based upon a variety of factors, including, without limitation, the purchase price and other financial terms of the acquisition , the business prospects and geographical location of the potential acquisition or store opening, and the extent to which any acquisition or store opening would enhance our prospects.  Given the current state of the economy and our focus on maintaining liquidity, we do not expect to acquire or open any new stores in the remainder of 2009, except for the temporary Halloween stores, and we are currently reviewing our strategy with respect to 2010. However, in view of the operating results from the four temporary Halloween stores opened in 2009, we currently expect to open additional temporary Halloween stores in 2010.

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

The third quarter of fiscal year 2009 had 13 weeks and ended on September 26, 2009.  The third quarter of fiscal year 2008 had 13 weeks and ended on September 27, 2008.

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

Three Months Ended September 26, 2009 Compared to Three Months Ended September 27, 2008

Revenues

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.  Our consolidated revenues for the third quarter of fiscal 2009 were $16,404,046, a decrease of $1,338,269, or 7.5% from the third quarter of the prior fiscal year. The decline was primarily due to the decreased level of consumer demand and increased level of promotional markdowns, both of which are related to the U.S. recession.

	For the three months ended
	Sep 26, 2009	Sep 27, 2008
Revenues	$16,404,046	$17,742,315

Decrease in revenues	-7.5%	-2.6%

Comparable store sales for the quarter decreased by 7.7%.

Cost of products sold and occupancy costs

Cost of products sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores.  Our cost of products sold and occupancy costs for the third quarter of fiscal 2009 were $10,282,326, or 62.7% of revenues, a decrease of $346,818 and an increase of  2.8 percentage points, as a percentage of revenues, from the third quarter of the prior fiscal year.

	For the three months ended
	Sep 26, 2009	Sep 27, 2008
Cost of products sold and occupancy costs	$10,282,326	$10,629,144

Percentage of revenues	62.7%	59.9%

 As a percentage of revenues, the increase in cost of products sold and occupancy costs was primarily attributable to increased occupancy costs and the decreased leveraging of these occupancy costs related to lower sales in the third quarter of 2009 compared to the third quarter of 2008.

Marketing and sales expense

Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  Our consolidated marketing and sales expense for the third quarter of fiscal 2009 was $5,810,227, or 35.4% of revenues, a decrease of $867,476 or 2.2 percentage points, as a percentage of revenues, from the third quarter of the prior fiscal year.

	For the three months ended
	Sep 26, 2009	Sep 27, 2008
Marketing and sales	$5,810,227	$6,677,703

Percentage of revenues	35.4%	37.6%

As a percentage of revenues, the decrease in marketing and sales expense was primarily the result of our cost reduction actions related to store payroll and advertising expenses, as described above.

General and administrative expense

General and administrative (“G&A”) expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  Our consolidated G&A expense for the third quarter of fiscal 2009 was $1,582,751, or 9.6% of revenues, an increase of $2,474 or 0.7 percentage points, as a percentage of revenues, from the third quarter of the prior fiscal year.

	For the three months ended
	Sep 26, 2009	Sep 27, 2008
General and administrative	$1,582,751	$1,580,277

Percentage of revenues	9.6%	8.9%

The flat level of general and administrative expense in the third quarter of 2009 compared to the third quarter of the prior fiscal year was the result of offsetting factors. Expense savings in 2009 related to reduced payroll and other costs were offset by the absence in the third quarter of 2009 of an expense reversal included in the third quarter of 2008 related to the cancellation of 2008 management bonuses.

The increase in general and administrative expense as a percentage of revenues from the third quarter of the prior fiscal year was due to the decreased leveraging of these costs related to lower sales in the third quarter of 2009 compared to the third quarter of 2008.

Operating income

Our operating loss for the third quarter of fiscal 2009 was $1,271,258, or 7.7% of revenues, compared to an operating loss of $1,144,809, or 6.5% of revenues for the third quarter of the prior fiscal year.

Interest expense

Our interest expense in the third quarter of fiscal 2009 was $125,769, a decrease of $52,292 from the third quarter of the prior fiscal year.  The decrease in the third quarter of fiscal 2009 was primarily due to a lower effective rate on our Highbridge Note which was paid in full on September 15, 2009 and lower interest expense on our Amscan Note due to principal amortization of that indebtedness, which was paid in full on September 24, 2009.

Income taxes

We have not provided for income taxes for the third quarter of fiscal 2009 or fiscal 2008 due to losses in  the nine month period ended September 26, 2009 and for fiscal 2008 and the availability of net operating loss (NOL) carryforwards to eliminate federal taxable income on an annual basis. No benefit has been recognized with respect to current losses or NOL carryforwards due to the uncertainty of future taxable income.

At the end of fiscal 2008, we had estimated federal net operating loss carryforwards of approximately $20.3 million, which begin to expire in 2019.  In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, the use of these carryforwards will be subject to annual limitations based upon certain ownership changes of our stock that have occurred or that may occur.

Net loss

Our net loss in the third quarter of fiscal 2009 was $1,396,982, or $0.06 per basic and diluted share, compared to a net loss of $1,322,630, or $0.06 per basic and diluted share, in the third quarter of the prior fiscal year.

Nine Months Ended September 26, 2009 Compared to Nine Months Ended September 27, 2008

Revenues

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.  Our consolidated revenues for the first nine months of fiscal 2009 were $50,541,462, a decrease of $3,448,609 or 6.4% from the first nine months of the prior fiscal year.

	For the nine months ended
	Sep 26, 2009	Sep 27, 2008
Revenues	$50,541,462	$53,990,071

Decrease in revenues	-6.4%	-0.4%

Comparable store sales for the first nine months decreased by 6.5%.

Cost of products sold and occupancy costs

Cost of products sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores.  Our cost of products sold and occupancy costs for the first nine months of fiscal 2009 were $31,356,342, or 62.0% of revenues, a decrease of $868,736 and an increase of 2.3 percentage points, as a percentage of revenues, from the first nine months of the prior fiscal year.

	For the nine months ended
	Sep 26, 2009	Sep 27, 2008
Cost of products sold and occupancy costs	$31,356,342	$32,225,078

Percentage of revenues	62.0%	59.7%

As a percentage of revenues, the increase in cost of products sold and occupancy costs was primarily attributable to increased occupancy costs and the decreased leveraging of these occupancy costs related to lower sales in the first nine months of 2009 compared to the first nine months of the prior fiscal year.

 Marketing and sales expense

Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  Our consolidated marketing and sales expense for the first nine months of fiscal 2009 was $16,231,004, or 32.1% of revenues, a decrease of $2,472,911 or 2.5 percentage points, as a percentage of revenues, from the first nine months of the prior fiscal year.

	For the nine months ended
	Sep 26, 2009	Sep 27, 2008
Marketing and sales	$16,231,004	$18,703,915

Percentage of revenues	32.1%	34.6%

As a percentage of revenues, the decrease in marketing and sales expense was primarily the result of our cost reduction actions related to store payroll and advertising expenses, as described above.

General and administrative expense

General and administrative (“G&A”) expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  Our consolidated G&A expense for the first nine months of fiscal 2009 was $5,006,742, or 9.9% of revenues, a decrease of $483,334, or 0.3 percentage points, as a percentage of revenues, from the first nine months of the prior fiscal year.

	For the nine months ended
	Sep 26, 2009	Sep 27, 2008
General and administrative	$5,006,742	$5,490,076

Percentage of revenues	9.9%	10.2%

General and administrative expense decreased as a percentage of revenues from the third quarter of the prior fiscal year as a result of the cost reduction initiatives implemented in 2009.

Operating loss

Our operating loss for the first nine months of fiscal 2009 was $2,052,626, or 4.1% of revenues, compared to an operating loss of $2,428,998, or 4.5% of revenues for the first nine months of the prior fiscal year.

Interest expense

Our interest expense in the first nine months of fiscal 2009 was $390,849, a decrease of $185,865 from the first nine months of the prior fiscal year.  The decrease in the first nine months of fiscal 2009 was primarily due to lower average borrowing on our line of credit,  a lower effective rate on our Highbridge Note which was paid in full on September 15, 2009 and lower interest expense on our Amscan Note, due to amortization of that indebtedness.

Income taxes

We have not provided for income taxes for the first nine months of fiscal 2009 or fiscal 2008 due to availability of net operating loss (NOL) carryforwards to eliminate federal taxable income during those periods. No benefit has been recognized with respect to NOL carryforwards due to the uncertainty of future taxable income.

At the end of fiscal 2008, we had estimated federal net operating loss carryforwards of approximately $20.3 million, which begin to expire in 2019.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards will be subject to annual limitations based upon certain ownership changes of our stock that have occurred or that may occur.

Net Loss

Our net loss in the first nine months of fiscal 2009 was $2,443,385, or $0.11 per basic and diluted share, compared to a net loss of $3,003,552, or $0.13 per basic and diluted share, in the first nine months of the prior fiscal year. The decrease in net loss was mainly attributable to lower store payroll expenses, lower advertising costs and decreased general and administrative expenses.

Liquidity and Capital Resources

Our primary uses of cash are:

•	purchases of inventory, including purchases under our Supply Agreement with Amscan, as described more fully below;
•	occupancy expenses of our stores;
•	employee salaries; and
•	new store openings, including acquisitions.

Our primary sources of cash are:

•	cash from operating activities; and
•	debt, including our line of credit and note payable.

Our prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, improve our infrastructure, respond to economic conditions, and meet contractual commitments. Based on our current operating plan, we believe that anticipated revenues from operations and borrowings available under our line of credit, which was amended and restated on July 1, 2009, will be sufficient to fund our operations, working capital requirements, scheduled note payment as discussed below, and capital expenditures through the next twelve months.  In the event that our operating plan changes due to changes in our strategic plans, lower-than-expected revenues, unanticipated expenses, increased competition, unfavorable economic conditions, further weakening of consumer confidence and spending, or other unforeseen circumstances, our liquidity may be negatively impacted.  If so, we could be required to further adjust our expenditures for the remainder of 2009 and into 2010 to conserve working capital or raise additional capital, possibly including debt or equity financing, to fund operations and our business strategy and to refinance our outstanding debt.  Given the current state of the debt and equity markets, this could be more difficult and expensive than recently refinanced debt.

Notes Payable

At the beginning of our fiscal year 2009 we had three notes payable outstanding. We refer to these notes as the Highbridge Note, the Amscan Note and the Party City Note.  For a more detailed description of these notes, we refer you to the section titled “Notes Payable” in the Notes to Consolidated Financial Statements for the quarter ended September 26, 2009 included in Item 1 of this Quarterly Report on Form 10-Q. In the third quarter of 2009, we paid in full the Highbridge Note and the Amscan Note. The Highbridge Note was paid off through additional borrowings under our line of credit with Wells Fargo. At September 26, 2009 only the Party City Note, with a principal balance of $600,000 remained outstanding. The full principal amount is due at the note’s maturity on August 7, 2010.

In connection with the issuance of the Highbridge Note, we also issued a warrant, the Highbridge Warrant, exercisable for 2,083,334 shares of our common stock at an exercise price of $0.475 per share, or 125% of the closing price of our common stock on the day immediately prior to the closing of the transaction.  The agreements entered into in connection with the financing provide for certain restrictions and covenants consistent with Highbridge’s status as a subordinated lender, and also grant Highbridge resale registration rights with respect to the shares of common stock underlying the Highbridge Warrant. The issuance of the Highbridge Warrant triggered certain anti-dilution provisions of our Series B, C, and D convertible preferred stock.

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

Our inventory consists of party supplies which are valued at the lower of weighted-average cost or market and are reduced by an allowance for obsolete and excess inventory and are further reduced or increased by other adjustments, including vendor rebates and discounts and freight costs.  Our line of credit availability calculation allows us to borrow against “acceptable inventory at cost”, which is based on our inventory at cost and applies adjustments that our lender has approved, which may be different than adjustments we use for valuing our inventory in our financial statements, such as the adjustment to reserve for inventory shortage.  The amount of “acceptable inventory at cost” was approximately $18,316,461 at September 26, 2009.

Our accounts receivable consist primarily of credit card receivables and vendor rebate receivables.  Our line of credit availability calculation allows us to borrow against “eligible credit card receivables”, which are the credit card receivables for the previous two to three days of business.  The amount of “eligible credit card receivables” was approximately $300,413 at September 26, 2009.

Our total borrowing base is determined by adding the “acceptable inventory at cost” times an agreed upon advance rate plus the “eligible credit card receivables” times an agreed upon advance rate but not to exceed our established credit limit, which was $12,500,000 at September 26, 2009.  Under the terms of our line of credit, our $12,500,000 credit limit was further reduced by (1) a minimum availability block, (2) customer deposits, (3) gift certificates, (4) merchandise credits and (5) outstanding letters of credit. The amounts outstanding under our line were $4,741,878 at September 26, 2009 and $1,950,019 as of December 27, 2008, an increase of $2,791,859. Our additional availability was $6,557,797 at September 26, 2009 and $4,694,603 at December 27, 2008.

The outstanding balances under our line are classified as current liabilities in the accompanying consolidated balance sheets because we are required to apply daily lock-box receipts to reduce the amount outstanding.

As with the previous line, the new line has financial covenants that are limited to minimum availability and capital expenditures and contains various restrictive covenants, such as incurrence, payment or entry into certain indebtedness, liens, investments, acquisitions, mergers, dispositions and dividends. Under the new line, we are required to maintain a minimum availability of 7.5% of the credit limit, which is an increase from the previous requirement of 5% and, consistent with the previous line, to limit our capital expenditures to within 110% of those amounts included in our business plan, which may be updated from time to time.  At September 26, 2009 we were in compliance with these financial covenants.

The new line contains events of default customary for credit facilities of this type.  Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to Wells Fargo, the obligations under the new line may be accelerated, outstanding letters of credit may be required to be cash collateralized and the lenders may exercise remedies to collect the balance due, including to foreclose on the collateral.  Should the new line be prepaid or the maturity accelerated for any reason, we would be responsible for an early termination fee in the amount of (i) 1.50% of the revolving credit facility ceiling then in effect within the first year of the term of the facility, (ii) 1.00% of the revolving credit facility ceiling then in effect within the second year of the term of the facility and (iii) 0.50% thereafter.

Supply Agreement with Amscan

Our Supply Agreement with Amscan gives us the right to receive certain additional rebates and more favorable pricing terms over the term of the agreement than generally were available to us under our previous terms with Amscan.  The right to receive additional rebates, and the amount of such rebates, are subject to our achievement of increased levels of purchases and other factors provided for in the Supply Agreement.  In exchange, the Supply Agreement obligates us to purchase increased levels of merchandise from Amscan until 2012.   Beginning with calendar year 2008, the Supply Agreement requires us to purchase on an annual basis merchandise equal to the total number of our stores open during such calendar year, multiplied by $180,000.  The Supply Agreement provides for penalties in the event we fail to attain the annual purchase commitment that would require us to pay to Amscan the difference between the purchases for that year and the annual purchase commitment for that year. Under the terms of the Supply Agreement, the annual purchase commitment for any individual year can be reduced for orders placed by us but not filled by the supplier.  During 2008, the supplier experienced difficulty in fulfilling certain of our orders sourced out of China.  Accordingly, the supplier agreed to reduce our purchase commitment for 2008 to 90% of the contractual minimum for that year. Our purchases for 2008 exceeded the minimum purchase amount commitments, as adjusted, under the Supply Agreement. We believe that our purchases for 2009 will fall short of the annual commitment by approximately $500,000. The supplier has agreed to allow the Company to roll over any shortfall for the year 2009 into future years’ requirements. The Company is not aware of any reason that would prevent it from meeting the minimum purchase requirements, including any 2009 shortfall, for the remainder of the term of the Supply Agreement. Although we do not expect to incur any penalties under this Supply Agreement, if they were to occur, there could be a material adverse effect on our uses and sources of cash.

Operating, Investing and Financing Activities

Our operating activities provided $320,856 during the nine months of 2009 compared to $456,269 during the first nine months of 2008, a decrease of $135,413. The decrease in cash provided by operating activities was primarily due to the timing of rent payments at the end of September 2009 compared to the timing of those payments at the end of September 2008.

We used $347,724 in investing activities during the nine months of 2009 compared to $1,993,878 during the first nine months of 2008, a decrease of $1,646,154.  The cash invested in the first nine months of 2009 was primarily due to the modification of our internal systems to improve our compliance with payment card industry data security standards and the relocation of our Walpole store to a new, larger location.  The cash invested in the first nine months of 2008 was primarily due to the acquisition in January 2008 of two retail stores located in Rhode Island and the related non-compete agreement (see discussion below).

Our financing activities provided $30,968 during the nine months of 2009 compared to providing $1,528,640 during the first nine months of 2008, a decrease of $1,497,672.  The decrease was primarily related to the additional borrowings in 2008 related to the acquisition of the two retail stores in Rhode Island. As mentioned above, on January 2, 2008, we completed the purchase of two franchised Party City Corporation retail stores in Lincoln, Rhode Island and Warwick, Rhode Island.   The aggregate consideration for the assets purchased and related non-competition covenants was $1,350,000, plus approximately $195,000 for associated inventory, paid in cash at closing, on terms and conditions specified in the particular asset purchase agreement.  Funding for the purchase was obtained from our line of credit with Wells Fargo.

Contractual Obligations

Contractual obligations at September 26, 2009 were as follows:

	Payments Due By Period
		Within	Within
	Within	2 - 3	4 - 5	After
	1 Year	Years	Years	5 Years	Total
Line of credit	$4,750,255	$-	$-	$-	$4,750,255
Capital lease obligations	11,400	19,950	-	-	31,350
Notes payable	662,626	-	-	-	662,626
Supply agreement	8,461,420	17,038,580	-	-	25,500,000
Operating leases (including retail space leases)	9,309,800	15,902,869	10,617,934	10,377,925	46,208,528
Total contractual obligations	$23,195,501	$32,961,399	$10,617,934	$10,377,925	$77,152,759

In addition, at September 26, 2009, we had outstanding purchase orders totaling approximately $4,214,386 for the acquisition of inventory and non-inventory items that were scheduled for delivery after September 26, 2009.

Seasonality

Due to the seasonality of our business, sales and operating income are typically higher in our second and fourth quarters.  Our business is highly dependent upon sales of Easter, graduation and summer merchandise in the second quarter and sales of Halloween and Christmas merchandise in the fourth quarter.  We have typically operated at a loss during the first and third quarters.

Geographic Concentration

As of September 26, 2009, we operated a total of 50 stores, 45 of which are located in New England, and 5 of which are located in Florida, plus three temporary Halloween stores in Massachusetts and one temporary Halloween store in New Hampshire. As a result, a severe or prolonged regional recession or regional changes in demographics, employment levels, population, weather patterns, real estate market conditions, consumer confidence and spending patterns or other factors specific to the New England region or in Florida may adversely affect us more than a company that is more geographically diverse.

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

Impairment of Long-Lived Assets

In connection with our ongoing long-lived asset assessment, we perform a review of each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  Our review considers store operating results, future sales growth and cash flows.  The conclusion regarding impairment may differ from current estimates if underlying assumptions or business strategies change.  We closed two stores in early January 2008, at the end of their lease terms.  No impairment charges were required for these stores, as the assets related to them have been fully amortized, except for immaterial amounts, and no liability existed for future lease costs. We are not aware of any impairment indicators for any of our remaining stores at September 26, 2009.

Income Taxes

Historically, we have not recognized an income tax benefit for our losses. Accordingly, we record a valuation allowance against our deferred tax assets because of the uncertainty of future taxable income and the realizability of the deferred tax assets.  In determining if a valuation allowance against our deferred tax asset is appropriate, we consider both positive and negative evidence.  The positive evidence that we considered included (1) we were able to use a portion of our net operating loss carryforwards in 2008, 2007 and 2006, (2) we have achieved positive comparable store sales growth for six out of the last seven years and (3) we had improved merchandise margins in 2007.  The negative evidence that we considered included (1) we realized a net loss in 2005 and 2008, (2) our merchandise margins decreased in 2008, 2006 and 2005, (3) our future profitability is vulnerable to certain risks, including (a) the risk that we may not be able to generate significant taxable income to fully utilize our net operating loss carryforwards of approximately $20.3 million at December 27, 2008, (b) the risk of unseasonable weather and other factors in a single geographic region, New England, where our stores are concentrated, (c) the risk of being so dependent upon a single season, Halloween, for a significant amount of annual sales and profitability and (d) the risk of fluctuating prices for petroleum products, which are a key raw material for much of our merchandise and which affect our freight costs and those of our suppliers and affect our customers’ spending levels and patterns, (4) the risk that opening or acquiring new stores will put pressure on our profit margins until these stores reach maturity, (5) the expected costs of increased regulatory compliance, including, without limitation, professional fees associated with Section 404 of the Sarbanes-Oxley Act, which will likely have a negative impact on our profitability, (6) the current economic recession in the U.S. and the uncertainty as to the timing and strength of an economic recovery, further reduce discretionary spending or cause a shift in consumer discretionary spending to other products.

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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.  This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  This statement applies beginning in third quarter 2009.  All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.

In April 2008, the FASB issued  ASC 350-30-35-2, “Determination of the Useful Life of Intangible Assets”. ASC 350-30-35-2 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, “Intangibles - Goodwill and Other” . The intent of this amendment is to improve the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC 805 “Business Combinations”, and other U.S. generally accepted accounting principles.  The Company adopted the provisions of ASC 350-30-35-2 on December 28, 2008, and the adoption did not have a material impact on its financial position, results of operations or cash flows.

As permitted by ASC 820-10-65-1, Effective Date of ASC 820, “Fair Value Measurements and Disclosures”, the Company elected to defer the adoption of ASC 820 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until December 28, 2008. The adoption of ASC 820-10-65-1in fiscal 2009 has not had a material impact on the Company's financial position, results of operations or cash flows.

In May 2009, the FASB issued ASC 855, “Subsequent Events”, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. ASC 855 is effective for interim and annual periods ending after June 15, 2009. ASC 855 is effective for us during our fiscal year ending December 26, 2009. We do not believe that the adoption of ASC 855 has had a material impact on our financial condition, results of operations, and disclosures.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our market risk exposure since the filing of our Annual Report on Form 10-K for the period ended December 27, 2008, which was filed with the SEC on March 23, 2009.

Item 4.  Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer and the Chief Financial Officer of iParty (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 26, 2009, the end of the fiscal quarter to which this report relates, that iParty's disclosure controls and procedures: are effective to ensure that information required to be disclosed by iParty in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by iParty in such reports is accumulated and communicated to iParty's management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.  iParty’s disclosure controls and procedures were designed to provide a reasonable level of assurance of reaching iParty’s disclosure requirements and are effective in reaching that level of assurance.

(b)     Changes in Internal Controls.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended September 26, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings, other than ordinary routine matters incidental to our business, which we do not expect, individually or in the aggregate, to have a material effect on our financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 27, 2008, as filed with the SEC on March 23, 2009, and in our subsequent periodic reports filed with the SEC except as set forth below:

Our failure to generate sufficient cash to meet our liquidity needs may affect our ability to service our indebtedness and grow our business.

Our business requires access to capital to support growth, improve our infrastructure, respond to economic conditions, and meet contractual commitments.  In the event that our current operating plan or long-term goals change due to changes in our strategic plans, lower-than-expected revenues, unanticipated expenses, increased competition, unfavorable economic conditions, other risk factors discussed in this report, or other unforeseen circumstances, our liquidity may be negatively impacted.  Our ability to make payments on and to refinance our indebtedness, principally the amounts borrowed under our bank line of credit and $600,000 note payable, and to fund any capital expenditures for systems upgrades and new store openings, if any, we may make in the future will depend in large part on our current and future ability to generate cash.  This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control.  We cannot assure you that our business will generate sufficient cash flow from operations in the future, that our currently anticipated growth in revenues and cash flow will be realized on schedule, or that future borrowings will be available to us under our line of credit in an amount sufficient to enable us to service indebtedness, undertake store openings and replace and upgrade our technology systems to grow our business, or to fund other liquidity needs.  If we need to refinance all or a portion of our indebtedness from other sources, we cannot assure you that we will be able to do so on terms and conditions acceptable to us.

We used our existing line of credit to pay off in full the $2.5 million Highbridge Note on September 15, 2009, providing us with less availability under the line for working capital and acquisition needs than we might otherwise have. Our new bank line of credit with Wells Fargo allows us to borrow up to $12,500,000, subject to a limitation based on qualified inventory, receivables levels and other reserves set by Wells Fargo, with an option to increase that limit up to $15 million.  As of September 26, 2009, there was $4,741,878 outstanding under our line of credit with additional availability of $6,557,797, which we believe to be sufficient to fund our operations, working capital requirements, the scheduled note payment in 2010, and capital expenditures for the next twelve months.

Compliance with changing regulation of corporate governance, public disclosure, and accounting standards may result in additional expense and risks.

Changing laws, regulations and standards relating to corporate governance, public disclosure and changes to accounting standards and practices, including the Sarbanes-Oxley Act of 2002, new SEC regulations, corporate law developments in Delaware, and evolving rules applicable to publicly-traded companies on the NYSE Amex, are creating uncertainty, and hence risks, for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations due to the fact that they are new and there has not yet emerged a well-developed body of interpretation. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This development could result in uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure, governance and accounting practices.

Our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  In particular, we have applied significant management and financial resources to document, test, monitor and enhance our internal control over financial reporting in order to meet the various current requirements of the Sarbanes-Oxley Act of 2002. Additional costs may be required to be incurred in 2009 and 2010 since current regulations will require our internal controls to be audited by our external auditors for fiscal year 2010. Currently, only management is required to certify as to the effectiveness of our internal controls. Any failure in the effectiveness of our internal control over financial reporting could have a material effect on our financial reporting or cause us to fail to meet reporting obligations, which upon disclosure, could negatively impact the market price of our common stock.  Our efforts to comply with these types of new regulatory requirements regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of our financial statements have required the commitment of increasing levels of financial and managerial resources. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, we could face various material and adverse consequences, including, a decline in our common stock price or a possible delisting of our common stock.

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
David Robertson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 9, 2009

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

Ex. 10.1
Second Amended and Restated Credit Agreement among iParty Corp. and its wholly owned subsidiary iParty Retail Stores Corp., as borrowers, and Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent, Swing Line Lender and Lender dated as of July 1, 2009. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on July 6, 2009)

Ex. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
Ex. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
Ex. 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
Ex. 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350