Form 10-K
period 2009-12-26
IPARTY CORP
filed 2010-03-23
CIK 1078383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 26, 2009

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                                to

Commission File Number 1-15611

iPARTY CORP.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	76-0547750
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

270 BRIDGE STREET, SUITE 301 DEDHAM, MASSACHUSETTS	02026
(Address of Principal Executive Offices)	(Zip Code)

(781) 329-3952

(Registrant’s Telephone Number, Including Area Code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
COMMON STOCK, $.001 PAR VALUE	NYSE AMEX

Securities Registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

On June 27, 2009, the aggregate market value of the voting common equity of the registrant (consisting of common stock, $.001 par value (the “common stock”) held by nonaffiliates of the registrant was approximately $2,475,565 based on the closing price for such common stock on said date as reported by the NYSE Amex . On March 17, 2010  there were 22,798,647 shares of common stock, $.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual stockholders’ meeting scheduled to be held June 2,2010, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 26, 2009, are incorporated by reference into Part III.

PART I

ITEM 1.  BUSINESS

General

We are a party goods retailer operating stores throughout New England, where 46 of our 51 retail stores are located, and in Florida.  We believe we are a leading brand in the party industry in the markets we serve and a leading resource in those markets for consumers seeking party goods, party planning advice and relevant information.  We also license the name iParty.com (at www.iparty.com) to a third party in exchange for royalties, which to date have not been significant.  We generated $78.6 million in total revenues and net income of $1.1 million in fiscal 2009.

As of December 26, 2009, we operated 26 stores in Massachusetts, 7 in Connecticut, 6 in New Hampshire, 3 in Rhode Island, 3 in Maine, 1 in Vermont and 5 stores in Florida.  During the 2009 Halloween season, we operated four temporary Halloween stores.  This was double the number of temporary stores we operated in 2008.  In December 2009, we opened a new store in Boston, Massachusetts.    We lease our properties, typically for 10 years and usually with options from our landlords to renew our leases for an additional 5 or 10 years. Our stores range in size from approximately 8,000 square feet to 20,295 square feet and average approximately 10,175 square feet in size.

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

Our business has a seasonal pattern.  In the past three years, we have realized an average of approximately 34.3% of our annual revenues in the fourth quarter, which includes Halloween and Christmas, and an average of approximately 24.9% of our revenues in the second quarter, which includes school graduations, and often the Easter holiday.  Also, during these past three years, we have had net income in the second and fourth quarters and generated losses in the first and third quarters.

Our executive offices are located at 270 Bridge Street, Suite 301, Dedham, Massachusetts, 02026.  Our phone number is (781) 329-3952.  Our licensed website is located at www.iparty.com.  The information contained on our licensed website does not constitute a part of this Annual Report, or any other report we file with or furnish to the SEC.

Where a reference is made in this Annual Report to a particular year or years, it is a reference to our fiscal year, unless the context indicates otherwise.  For example, “2009” refers to our 52-week fiscal year ended December 26, 2009, “2008” refers to our 52-week fiscal year ended December 27, 2008, and “2007” refers to our 52-week fiscal year ended December 29, 2007.

Organization

While we are currently a party goods retail chain operating 51 stores, when we were first incorporated as iParty Corp. (“iParty”) on March 12, 1998, we were an Internet-based merchant of party goods and services.  On January 2, 2000, iParty Corp. was listed on the American Stock Exchange, which is now known as the NYSE Amex, under the ticker symbol “IPT”.

In August 2000, iParty Retail Stores Corp. (“iParty Retail”) was incorporated as a wholly-owned subsidiary of iParty Corp. to operate a chain of retail stores selling party goods.  On August 15, 2000, iParty Retail acquired inventory, fixed assets and the leases of 33 retail stores from The Big Party Corporation (“The Big Party”), a privately-held company, which was operating under bankruptcy protection, in exchange for cash and the assumption of certain liabilities.   We have subsequently opened an additional eighteen stores, acquired three stores, and closed three stores.

Capital Structure

Our capital structure currently consists of common stock and five outstanding series of convertible preferred stock.  We have also issued warrants convertible into common stock and have stock option plans that offer a broad range of equity grants to attract and retain executive officers and key employees.

Our common stock has a par value of $0.001 per share.  We have 150,000,000 shares of common stock authorized, 22,798,647 of which were issued and outstanding as of December 26, 2009.  These shares are listed on the NYSE Amex, formerly known as the American Stock Exchange, and trade under the symbol “IPT”.

We currently have five outstanding series of convertible preferred stock, Series B through F (“convertible preferred stock”).  On January 13, 2004, all 1,000,000 shares of our Series A convertible preferred stock were converted into 1,000,000 shares of common stock.  As of December 26, 2009, we had a total of 1,220,125 shares of convertible preferred stock outstanding which were convertible into 15,426,498 shares of common stock on that date based on the following conversion rates.  As of December 26, 2009, each share of Series B convertible preferred stock is presently convertible into 13.396 shares of common stock; each share of Series C convertible preferred stock is presently convertible into 13.652 shares of common stock; each share of Series D convertible preferred stock is presently convertible into 14.609 shares of common stock; each share of Series E convertible preferred stock is presently convertible into 10.359 shares of common stock; and each share of Series F convertible preferred stock is presently convertible into 10.367 shares of common stock.  Our convertible preferred stock is presented on our balance sheet at its carrying value, which was $13,589,491 at December 26, 2009.

We also have a stockholder rights plan (the “rights plan”), which expires on November 8, 2011.  The rights plan associates rights to our capital stock, such that each share of our common stock is entitled to one right and each share of our preferred stock is entitled to such number of rights equal to the number of common shares into which it is convertible. The rights will become exercisable only in the event that, with certain exceptions, an acquiring party accumulates 10 percent or more of our voting stock or if a party announces an offer to acquire 15 percent or more of our voting stock.  When exercisable, each right entitles the holder to purchase from us one one-hundredth of a share of a new series of Series G junior preferred stock at an initial purchase price of $2.00, subject to adjustment. In addition, upon the occurrence of certain events, holders of the rights would be entitled to purchase either iParty Corp. stock or shares in an “acquiring entity” as defined in the rights plan at half of market value.

The holders of our convertible preferred stock have a liquidation preference senior to the holders of our common stock. In the event of liquidation, which is defined in our Restated Certificate of Incorporation to include a merger, acquisition, or a similar transaction involving the acquisition of our company, our convertible preferred stockholders would be entitled to a liquidation value, which was $17,795,957 at December 26, 2009.  This amount is in excess of the carrying value of the convertible preferred stock due to amounts allocated to warrants, which were issued in connection with the original issuances of our convertible preferred stock. The difference of approximately $4.2 million will be accreted when and if a liquidation event occurs. The holders of our convertible preferred stock are also entitled to anti-dilution protection in the event we issue common stock, or certain rights, including option grants in excess of certain amounts, to purchase or convert into common stock, at a price below the applicable conversion prices for the convertible preferred stock.

The convertible preferred stockholders are entitled to participate in dividends when and if declared by our Board of Directors.

We have also issued warrants in connection with the issuance of certain convertible preferred stock, certain licensing, marketing and financing arrangements, and certain investor relations services.  At December 26, 2009, we had a warrant outstanding with an exercise price of $0.475, which was exercisable for 2,083,334 shares of our common stock, and warrants outstanding with a weighted average exercise price of $1.50, which were exercisable for 100,000 shares of our common stock.

In May of 2009, our stockholders approved our 2009 Stock Incentive Plan.   The 2009 Stock Incentive Plan replaces our Amended and Restated 1998 Incentive and Non-Qualified Plan (the “1998 Plan”) and no new awards

will be issued under the 1998 Plan.   Under our 2009 Stock Incentive Plan, we are authorized to grant options, stock appreciation rights, restricted stock, restricted stock units and other equity grants for the purchase of up to 1,322,894 shares of our common stock plus any shares that expire, terminate or are cancelled without being exercised under the 1998 Plan (which could increase the pool under the 2009 Stock Incentive Plan by 9,241,845).  At the time our stockholders approved the 2009 Stock Incentive Plan, we did not seek to increase the number of original shares authorized under our 1998 Plan, which was 11,000,000 shares of our common stock.  At December 26, 2009, we had options outstanding that were exercisable for the purchase of 8,347,879 shares of common stock and options outstanding that were not yet exercisable for the purchase of 1,686,882 shares of our common stock. As of December 26, 2009, we have issued only options under our 2009 Stock Incentive Plan.

The following chart summarizes our capital structure at December 26, 2009.

	Number of Shares/ Warrants/ Options Outstanding	Conversion/ Exercise Ratios	Total Common Shares Issued and Issuable (1)	Weighted Average Exercise Price per Common Share Issuable	Liquidation Value
Common stock	22,798,647		22,798,647		$—

Series B convertible preferred stock	459,173	13.396	6,151,082		9,183,460
Series C convertible preferred stock	100,000	13.652	1,365,200		2,000,000
Series D convertible preferred stock	250,000	14.609	3,652,250		5,000,000
Series E convertible preferred stock	296,666	10.359	3,073,163		1,112,497
Series F convertible preferred stock	114,286	10.367	1,184,803		500,000
Total convertible preferred stock	1,220,125		15,426,498		17,795,957

Warrant	2,083,334	1.000	2,083,334	$0.48	—
Warrants	100,000	1.000	100,000	1.50	—

Stock options	10,034,761	1.000	10,034,761	$0.45	—

Totals			50,443,240		$17,795,957

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

Seasonality

Our business has a seasonal pattern.  In the past three years, we have realized an average of approximately 34.3% of our annual revenues in our fourth quarter, which includes Halloween and Christmas, and an average of approximately 24.9% of our revenues in the second quarter, which includes school graduations, and often the Easter holiday.  Also, during these past three years, we have had net income in our second and fourth quarters and generated losses in our first and third quarters.

Suppliers and Inventory

The products we sell are sourced from a wide variety of third-party vendors.  Many of the products that we offer for sale, such as paper-based party goods, Halloween masks, and costumes, are manufactured overseas in foreign countries such as China.  Global sourcing of many of the products we sell is thus an important factor in our financial performance.

The following represents suppliers from whom we purchased at least 5% of our merchandise in either 2009 or 2008:

Supplier	Products supplied	2009	2008
Amscan, Inc.	Paper party goods	23.5%	22.2%
Kendall Confectionery Company	Candy	5.5%	5.1%
Hallmark Marketing Corp.	Paper party goods	5.0%	6.7%
Unique Industries, Inc.	Paper party goods	4.3%	5.2%
Total		38.3%	39.2%

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

The loss of any of these suppliers could materially adversely affect our business, results of operations, financial condition and cash flow.  We consider numerous factors in supplier selection, including, but not limited to, price, credit terms, product offerings and quality.  As is customary in our industry, we generally do not have long-term contracts with our suppliers, other than our Supply Agreement, and any supplier may discontinue selling to us at any time.

Intellectual Property

We hold trademarks for “iParty” issued by the U.S. Patent and Trademark Office.  Trademark registrations for “iParty” were issued on February 19, 2002 and August 26, 2003 under U.S. registration No. 2,541,025 and No. 2,756,735. We own our website www.iparty.com, which we have licensed to a third party.  We have not received significant revenue from this license agreement.

Employees

As of December 26, 2009, we had 241 full-time employees and 659 part-time employees.  None of these employees is represented by a labor union, and we consider our relationship with our employees to be good.

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

The public may read and copy any materials that we file with the SEC at the SEC’s website, www.sec.gov, which contains reports, proxy and information statements and other information that public companies are required to file with or furnish to the SEC.  In addition, the public may read and copy any materials we file or furnish with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549 on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information about the SEC’s Public Reference Room by calling 1-800-SEC-0330.

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

Our business success depends in large measure on consumer decisions to buy party goods and supplies and seek party planning advice, particularly in the New England region, where 46 of our 51 stores are located, and particularly during the Halloween season, which is our single most important season. Demand for our products and our business results are sensitive to external factors that, directly or indirectly, affect consumer confidence, consumer spending patterns, levels of disposable consumer income, or otherwise lead consumers to host or not host parties or purchase party goods and supplies.  Examples of such external factors include: unseasonable weather, especially in New England; the timing, duration and effects of adverse changes in overall economic conditions, including rates of job loss or growth, energy prices, and increases or decreases in interest rates, nationally or more locally in the markets we serve; and the competitive success or failure of local sports teams, such as the New England Patriots or Boston Red Sox, particularly in post-season play.  The precise impact of any of these external factors on consumer spending patterns for party goods and supplies is difficult to predict in advance, but one or more of these factors could adversely affect our business or our operating results, particularly with respect to any given fiscal period, to the extent they adversely impact the consumer spending patterns most important to our business success.

The U.S. economy has recently experienced a severe recession with high levels of unemployment, declines in housing prices, higher food and gas prices, credit market turmoil, and a significant decline in the stock market.  This has contributed to a loss in consumer confidence and a decline in consumer spending that has had and may continue to have an impact on our business, which represents relatively discretionary spending.

Because purchases of our merchandise are dependent upon discretionary spending by our customers, our financial performance is sensitive to changes in overall economic conditions that affect consumer spending. Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions.  The United States has recently experienced a severe recession, which led to a decline in consumer spending.  Although we are seeing the initial signs of a recovery, the strength and duration of a recovery is unpredictable. A renewed economic downturn could further reduce consumer spending or cause a shift in consumer discretionary spending to other products, adversely affecting our liquidity and results of operations.

Our failure to generate sufficient cash to meet our liquidity needs may affect our ability to service our indebtedness and grow our business.

Our business requires access to capital to support growth, improve our infrastructure, respond to economic conditions, and meet contractual commitments.  In the event that our current operating plan or long-term goals change due to changes in our strategic plans, lower-than-expected revenues, unanticipated expenses, increased competition, unfavorable economic conditions, other risk factors discussed in this report, or other unforeseen circumstances, our liquidity may be negatively impacted.  Our ability to make payments on and to refinance our indebtedness, principally the amounts borrowed under our bank line of credit and $600,000 note payable due August 2010, and to fund any capital expenditures for systems upgrades, new store openings, if any, and updating existing stores, we may make in the future will depend in large part on our current and future ability to generate cash.  This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control.  We cannot assure you that our business will generate sufficient cash flow from operations in the future, that our currently anticipated growth in revenues and cash flow will be realized on schedule, or that future borrowings will be available to us under our line of credit in an amount sufficient to enable us to service indebtedness, undertake store openings, update existing stores and replace and upgrade our technology systems to grow our business, or to fund other liquidity needs.  If we need to refinance all or a portion of our indebtedness from other sources, we cannot assure you that we will be able to do so on terms and conditions acceptable to us.

We used our existing line of credit to pay off in full the $2.5 million Highbridge Note on September 15, 2009, after which we had less availability under the line for working capital and acquisition needs than we might otherwise have had. Our bank line of credit with Wells Fargo allows us to borrow up to $12,500,000, subject to a limitation based on qualified inventory, receivables levels and other reserves set by Wells Fargo, with an option to increase that limit up to $15 million.  As of December 26, 2009, there was $2,526,982 outstanding under our line of credit with additional availability of $3,450,662, which we believe to be sufficient to fund our operations, working capital requirements, the scheduled note repayment in 2010, and capital expenditures for the next twelve months.

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

In addition, if our overall performance deteriorates, or if we experience liquidity challenges, our third party suppliers and vendors may demand accelerated payment of amounts due to them or require advance payments or letters of credit before goods are shipped to us.  These demands could have a significant adverse impact on our operating cash flow and on our liquidity.  Our third party suppliers and vendors have also experienced the current impact of the recession.  If one or more of our third party suppliers fails or is unable to supply us with adequate goods, due to their own financial troubles or the financial troubles of their suppliers, including factories in China, we may experience an adverse effect on our business and results of operations.

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

In 2008, we opened two temporary Halloween stores in our home New England market; in 2009, we increased the number of temporary Halloween stores to four, also in our home New England market. We intend to expand our temporary Halloween stores in future years, opening more such stores, some of which may be outside of New England. In doing so, we will face intense competition from other operators of temporary Halloween stores, such as Spirit Halloween, Halloween USA and others. If we fail to secure a sufficient number of appropriate temporary retail locations, or if sales achieved at those locations fall below planned levels, our operating results would be adversely affected.

We face new competitive threats as a result of consolidation in our industry following Amscan Holdings, Inc.’s acquisitions of Party City Corporation, Party America and Factory Card and Party Outlet.

Amscan Holdings, Inc. (“AHI”), the parent company of Amscan, Inc. (“Amscan”) our largest supplier and the largest supplier in our industry, or AHI’s parent, AAH Holdings Corporation (“AAH”), owns Party City Corporation, Party America and Factory Card & Party Outlet Corp. (“Factory Card”).  Through the acquisitions of these party goods companies, AHI and AAH own a total of approximately 851 corporate and franchise party supply stores nationwide. None of these companies currently has a significant presence in the New England region.

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

Our performance is also largely dependent on attracting and retaining quality associates that are able to make the consumer shopping experience at our stores a fun and informative experience.  We face intense competition for qualified associates, and many of our associates are in entry-level or part-time positions with historically high rates of turnover.  Our ability to generally meet our labor needs while controlling our labor costs is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force, unemployment levels, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation, particularly in the New England region.  If we are unable to attract and retain qualified associates or our labor costs increase significantly, our business and financial performance may be adversely affected.

Risks associated with recent and possible future new store openings could adversely affect our business.

An important part of our long-range business plan is to increase our number of stores, including temporary stores, and, over time, enter new geographic markets.  We have opened 16 new stores, acquired three stores, closed three stores and operated six temporary Halloween stores over the past six years, bringing our total number of stores from 35 at the beginning of 2004 to 51 at the end of 2009.  Going forward into 2010, in addition to continuing our careful management of expenses, we intend to grow the company through opening new retail locations, continuing the expansion of our temporary Halloween store strategy and through sales growth in our existing retail stores.  For a growth strategy to be successful, we must identify and lease or acquire favorable store sites, hire and train associates and store managers, and adapt management and operational systems to meet the needs of our expanded operations.  These tasks may be difficult to accomplish successfully.  If we are unable to open or acquire new or temporary stores in locations and on terms acceptable to us as quickly as planned, our future sales and profits may be adversely affected.  Even if we succeed in opening or acquiring new stores or opening temporary stores, these stores may not achieve the same sales or profit levels as our existing stores.  Also, our expansion strategy includes opening new or temporary stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs.  However, these new or temporary stores may result in the loss of sales in existing stores in nearby areas, which could adversely affect our business and financial performance. In addition, future store openings could cause us, among other things, to incur additional debt and increased interest expense, as well as experience dilution in earnings, if any, per share.  Impairment losses could also occur as a result of new store openings in the event that new store openings prove unsuccessful.

Our ownership structure includes large investors who own preferred stock and whose interests and rights in our company may differ in important respects from those of our common stock investors.

As of December 26, 2009, there were 22,798,647 shares of common stock outstanding, and 27,644,593 potential additional common share equivalents outstanding that may be issued upon the conversion of outstanding convertible preferred stock, warrants and options to purchase our common stock.  The average weekly trading volumes in our common stock as reported on the NYSE Amex for the fifty two week periods ended December 26, 2009 and December 27, 2008 were 164,371 shares and 51,683 shares, respectively.  Additionally, a number of investors in our company own large concentrations of our common and convertible preferred stock making our shares more illiquid than if our ownership structure were more widely distributed. The ownership rights of these holders of our convertible preferred stock impact the trading liquidity of our common shares, our corporate governance, and the relative economic stake that our common stock and convertible preferred stock investors have in the enterprise value of our business.  Although a more active trading market may develop in the future, the limited market liquidity for our stock may affect your ability to sell at a price that is satisfactory to you.

Our corporate governance is affected by our ownership structure to the extent that certain of our convertible preferred stock investors currently enjoy, among other things, contractual rights to nominate and elect two of the members of our board of directors, although neither of these board seats is currently filled.  These rights and the concentration of share ownership enjoyed by certain of our convertible preferred stock investors mean that our largest investors can influence our strategic direction and that of our senior management in ways that are different from most of our common stock investors.  Our convertible preferred stock investors also enjoy certain economic rights that differentiate their ownership rights and interests from those of our common stock investors.  For instance, upon the occurrence of merger, acquisition or a similar transaction involving the acquisition of our company, the holders of our convertible preferred stock would generally be entitled to a “liquidation preference” that would entitle them, collectively, to the first $17.8 million of net proceeds, unless they decide to convert their shares of convertible preferred stock into common stock.  This feature of our convertible preferred stock investors’ rights could make the attractiveness of our company as an acquisition target differ materially from what it would be without it.  In addition, our convertible preferred stock investors enjoy certain “anti-dilution” protections not afforded to our common stock investors, which generally means that investors in shares of our common stock could be adversely affected by subsequent dilutive financings, if any, in ways that are different from some or all of our convertible preferred stock investors.

Shares that may be resold pursuant to our prospectus on Form S-3  or eligible for sale in the future could negatively affect our stock price.

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

As of December 26, 2009, there were 27,644,593 potential additional common share equivalents outstanding.  These included 15,426,498 shares issuable upon the conversion of immediately convertible preferred stock, 2,083,334 shares issuable upon the exercise of a warrant with an exercise price of $0.475, 100,000 shares issuable upon the exercise of warrants with a weighted average price of $1.50, and 10,034,761 shares issuable upon the exercise of stock options with a weighted average exercise price of $0.45.

Our common stock is thinly traded, may fluctuate based on relatively small levels of trading activity, and may be adversely affected by our capital structure, which makes it more difficult for investors to value our business.

Investing in shares of our common stock entails a high degree of risk.  Public trading of our common stock on the NYSE Amex (formerly known as the American Stock Exchange) typically occurs at relatively low sales volumes and very few, if any, security analysts regularly follow our stock.  Moreover, our common stock price has traded below $1.00 for significant periods of time.  In addition, our capital structure, which includes various series of convertible preferred stock with various contractual rights, generally makes it more difficult for investors, or prospective acquirers of our company, to value our business on an aggregate basis or to value our shares of common stock on a trading basis.  As a result of these factors, speculative investors may have a greater effect on our common stock price than would be the case for a company with a simpler ownership structure, a larger market capitalization, or common shares that are more diffusely held or heavily traded.  Accordingly, our common stock price could be subject to considerable speculative volatility and may not necessarily follow market expectations regarding our business prospects or financial performance.  In particular, our common stock price may be sensitive to non-financial developments involving our company as well as market rumors disseminated on the Internet or other forms of media regarding our company or our industry. If our quarterly financial performance does not meet the expectations of investors that trade in shares of our common stock, our stock price would likely decline.  If so, the decrease in the stock price may be disproportionate to the shortfall, real or perceived, in our financial performance.

Compliance with changing regulation of corporate governance, public disclosure, and accounting standards may result in additional expenses and risks.

Changing laws, regulations and standards relating to corporate governance, public disclosure and changes to accounting standards and practices, including the Sarbanes-Oxley Act of 2002, new SEC regulations, corporate law developments in Delaware, and evolving rules applicable to publicly-traded companies on the NYSE Amex are creating uncertainty, and hence risks, for companies such as ours.  These new or changed laws, regulations and standards are subject to varying interpretations due to the fact that they are new and there has not yet emerged a well-developed body of interpretation.  As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.  This development could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure, governance and accounting practices.

Our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  In particular, we have applied significant management and financial resources to document, test, monitor and enhance our internal controls over financial reporting in order to meet the various current requirements of the Sarbanes-Oxley Act of 2002. Additional costs may be required to be incurred in 2010 since current regulations will require our internal controls to be audited by our external auditors. Currently, only management is required to certify as to the effectiveness of our internal controls. Any failure in the effectiveness of our internal controls over financial reporting could have a material effect on our financial reporting or cause us to fail to meet reporting obligations, which upon disclosure, could negatively impact the market price of our common stock.  Our efforts to comply with these types of new regulatory requirements regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of our financial statements have required the commitment of increasing levels of financial and managerial resources. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, we could face various material and adverse consequences, including a decline in our common stock price or a possible delisting of our common stock.

Our stock is listed on the NYSE Amex and subject to a number of continued listing requirements, the failure to comply with which may result in the delisting of our common stock.

Our common stock is currently listed on the NYSE Amex.  Subject to NYSE Amex rules, we are required to maintain compliance with a number of continued listing standards, including but not limited to, the requirement that our stock trade above certain pricing levels for a continued period. Our common stock price has traded below $1.00 for significant periods of time.  If the exchange considers our common stock to be a low-priced stock, our common stock could be subject to delisting.  A delisting of our common stock could negatively impact us by reducing further the liquidity and market price of our common stock, or by reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity capital.

Product liability may adversely impact our operations and merchandise offerings.

We and our vendors are subject to regulations by a variety of state and federal regulatory authorities, including the Consumer Product Safety Commission. If one or more of our vendors fails to adhere to product safety requirements, our reputation and brands could be damaged and we could be subject to product liability suits and government fines and penalties, which could adversely affect our business and results of operations.  Furthermore, to the extent we are unable to replace any non-compliant products, we may have to reduce our merchandise offerings, resulting in a decrease in sales.

A privacy breach could adversely affect our business.

The protection of customer, employee, and company data is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. In addition, customers have a high expectation that we will adequately protect their personal information. A significant breach of customer, employee, or company data could damage our reputation and result in lost sales, fines, or lawsuits.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The following table identifies the number of our stores operating as of December 26, 2009, December 27, 2008, and December 29, 2007, by state:

	Number of Stores, for the fiscal year ended
	Dec 26, 2009			Dec 27, 2008			Dec 29, 2007
States	End of Period	Closings	Acquired/ Openings	End of Period	Closings	Acquired/ Openings	End of Period	Closings	Acquired/ Openings
Connecticut	7	—	—	7	—	—	7	—	—
Florida	5	—	—	5	—	—	5	—	—
Maine	3	—	—	3	—	—	3	—	—
Massachusetts	26	—	1	25	1	—	26	—	—
New Hampshire	6	—	—	6	—	—	6	—	—
Rhode Island	3	—	—	3	1	2	2	—	—
Vermont	1	—	—	1	—	—	1	—	—
Total	51	—	1	50	2	2	50	—	—

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

In addition to our 51 stores, we lease office space at 270 Bridge Street, Suite 301, Dedham, Massachusetts, 02026.  The lease, which expires November 30, 2011, is for 10,600 square feet of space and the monthly rent is $18,750.  We also lease office and retail space at 1457 VFW Parkway, West Roxbury, Massachusetts, 02132.  This lease, which expires December 31, 2012, is for 20,500 square feet of space.  The retail store at our West Roxbury location uses 10,688 square feet and the remainder is used primarily for our corporate training center.  The total monthly rent for the retail store and corporate training center space is $19,937, subject to certain Consumer Price Index escalation clauses. We believe that these spaces are adequate for our immediate needs.

We believe that all properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings other than ordinary routine matters incidental to our business, which we do not expect, individually or in the aggregate, to have a material adverse effect on our company.

ITEM 4.  (Removed and Reserved)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The NYSE Amex is the principal market for our common stock, where our shares are traded under the symbol “IPT”.

The following table sets forth the range of high and low sales prices on the NYSE Amex for our common stock for each of the fiscal quarters of 2009 and 2008:

MARKET PRICE OF COMMON STOCK

Period	High	Low
2009
Fourth fiscal quarter	$0.32	$0.22
Third fiscal quarter	0.34	0.12
Second fiscal quarter	0.17	0.06
First fiscal quarter	0.10	0.03

2008
Fourth fiscal quarter	$0.20	$0.06
Third fiscal quarter	0.25	0.16
Second fiscal quarter	0.30	0.20
First fiscal quarter	0.34	0.17

Holders

The approximate number of record holders of our common stock as of December 26, 2009 was 117.  The number of record owners was determined from our stockholder records, and does not include beneficial owners of our common stock whose shares are held in the names of various security holders, dealers and clearing agencies.  We believe that the number of beneficial owners of our common stock held by others as or in nominee names exceeds 500 in number.

Dividends

We have never paid a cash dividend on our shares of common stock and have no expectation of doing so for the foreseeable future.  Our existing line of credit agreement with Wells Fargo Retail Finance, LLC generally prohibits the payment of any dividends or other distributions to any of our classes of capital stock.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities made during the fourth quarter of 2009.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no stock repurchases made during the fourth quarter of 2009.

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

	2009	2008	2007	2006	2005 (1)
	52 weeks	52 weeks	52 weeks	52 weeks	53 weeks
Statement of Operations Data:
Revenues	$78,595,088	$81,210,999	$81,798,634	$78,458,329	$72,537,998
Operating costs:
Cost of products sold and occupancy costs	46,557,039	46,885,215	46,465,441	44,942,542	41,395,193
Marketing and sales	23,703,308	26,793,885	26,181,504	25,625,547	24,116,050
General and administrative	6,934,478	7,205,067	7,553,869	6,736,197	6,762,583

Operating income	1,400,263	326,832	1,597,820	1,154,043	264,172

Income before interest and taxes	1,400,263	326,832	1,597,820	1,154,043	264,172

Interest income	340	4,609	17,806	10,217	801
Interest expense	(444,801)	(720,891)	(857,612)	(772,334)	(532,649)

Income (loss) before taxes	955,802	(389,450)	758,014	391,926	(267,676)

Income taxes (benefit)	(147,930)	50,605	146,323	17,279	—

Net income (loss)	$1,103,732	$(440,055)	$611,691	$374,647	$(267,676)

Income (loss) per share:
Basic	$0.03	$(0.02)	$0.02	$0.01	$(0.01)
Diluted	$0.03	$(0.02)	$0.02	$0.01	$(0.01)

Weighted-average shares outstanding:
Basic	38,220,804	22,722,485	38,204,374	37,862,928	22,186,581
Diluted	38,440,489	22,722,485	39,913,274	39,535,874	22,186,581

Other Data:
Net cash provided by (used in) operating activities	$3,256,482	$3,229,642	$(239,008)	$4,412,036	$(259,907)
Net cash used in investing activities	(525,563)	(2,027,709)	(802,174)	(2,579,007)	(1,663,647)
Net cash provided by (used in) financing activities	(2,730,119)	(1,213,215)	352,338	(1,771,847)	865,591
Capital expenditures (2)	525,563	2,027,709	802,174	709,892	1,663,647

	Dec 26, 2009	Dec 27, 2008	Dec 29, 2007	Dec 30, 2006	Dec 31, 2005
Balance Sheet Data:
Working capital	$5,429,194	$3,489,893	$6,184,373	$4,954,989	$2,091,213
Total assets	20,292,422	20,995,273	22,977,086	22,697,373	21,717,076
Total long-term liabilities	1,543,098	1,800,174	4,394,367	4,707,964	1,095,998

(1)  Fiscal year 2005 refers to a 53-week fiscal year, while fiscal years 2009, 2008, 2007, 2006 refer to 52-week fiscal years.

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

Overview

At the end of 2009, we operated 51 retail stores, including 46 in New England and five in Florida. We also operated four temporary Halloween stores in 2009, twice as many as in 2008, and opened our first urban store at the end of the year.  After a slow start in the first half of the year due to the recession, our sales improved.  We ended fiscal 2009 with approximately $78.6 million in sales, a decline of 3.2% from the prior year.  We reported net income of approximately $1.1 million as compared to a net loss of $0.4 million in 2008. Comparable store sales in 2009 decreased 4.5% compared to sales in 2008, which was within the range experienced by many other specialty stores in 2009. Comparable store sales are defined as sales from those stores open for at least one full year. We offset our same store sales performance with the successful operation of temporary Halloween stores and through our strategic cost reductions, initiated at the beginning of 2009. Our cost reductions achieved savings in almost every area of company operations, including store payroll, advertising and marketing, non-payroll operating expenses, and general and administrative expenses.

For the first quarter of 2009, our consolidated revenues were $14.6 million, compared to $16.1 million for the first quarter of 2008. The decrease in first quarter revenues from the year-ago period included a 9.9% decrease in comparable store sales from stores open more than one year. The decrease in consolidated revenue was primarily due to decreased customer traffic, which, we believe, was mostly attributable to a falloff in general consumer confidence due to the deepening recession in the U.S. and world economies.  The consolidated net loss for the first quarter of 2009 was $1,715,271, or $0.08 per share, compared to a consolidated net loss of $1,864,528, or $0.08 per share, for the first quarter of 2008, an improvement of $149,257.

For the second quarter of 2009, our consolidated revenues were $19.6 million, compared to $20.1 million for the second quarter of 2008. The decrease in second quarter revenues from the year-ago period included a 2.6% decrease in comparable store sales. The decrease in consolidated revenue was primarily due to a decrease in customer traffic and an increase in promotional markdowns, both of which were related to the continuing recession in the U.S. and world economies.  The consolidated net income for the second quarter of 2009 was $668,868 or $0.02 per share, compared to a consolidated net income of $183,606, or $0.00 per share, for the second quarter of 2008, an improvement of $485,262. Despite the decline in revenues as compared to the second quarter of 2008, we were able to report a significant improvement in our net income as compared to the second quarter of 2008, due primarily to the cost cutting initiatives we undertook at the beginning of 2009.

For the third quarter of 2009, our consolidated revenues were $16.4 million, compared to $17.7 million for the third quarter of 2008. The decrease in third quarter revenues from the year-ago period included a 7.7% decrease in comparable store sales. The decrease in consolidated revenue was primarily due to a decrease in customer traffic and an increase in promotional markdowns, both of which were related to the effects of the continuing recession.  The consolidated net loss for the third quarter of 2009 was $1,396,982 or $0.06 per share, compared to a consolidated net loss of $1,322,630, or $0.06 per share, for the third quarter of 2008, an increase of $74,352.

The year ended with a 0.7% decrease in comparable store sales in the fourth quarter, which included a 1.8% decrease in comparable store sales in the five week fiscal month of October, and a 0.1% increase in comparable store sales in the 31 day calendar month of October. Total company sales increased 3.1 % in the fourth quarter as compared to the fourth quarter of 2008. This increase included a 3.3% increase in total company sales for the five week fiscal month of October, and a 5.4% increase in total company sales for the 31 day calendar month of October. Total sales for fiscal and calendar October also included the impact of four temporary Halloween stores opened in mid-September 2009, compared to two such stores opened in mid-September 2008.   For the quarter, our net income was $3.5 million, compared to $2.6 million in the fourth quarter of 2008.

Overview Summary for 2009

In 2009, the US economy endured a recessionary period combined with a systematic lack of liquidity.  During the year, the continuing housing crisis, volatility in the stock market, and continuing high unemployment all contributed to a difficult retail environment.   In response to these conditions, we took significant strategic steps, which resulted in significant reductions in our headquarters and store expenses, including our advertising and other administrative costs. As a result of these actions, we were able to achieve improved operating profit and net income in 2009, and maintain comfortable liquidity levels during the period.

Fiscal 2009 Compared to Fiscal 2008

Revenues

Our consolidated revenues for 2009 were $78,595,088, a decrease of $2,615,911, or 3.2% from 2008.  Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.

	For the year ended
	Dec 26, 2009	Dec 27, 2008
Revenues	$78,595,088	$81,210,999

Decrease in revenues from prior year	-3.2%	-0.7%

Sales for 2009 included a decrease of 4.5% in comparable store sales, and sales for several days in early January 2009 from the two Rhode Island stores that we acquired in the first quarter of 2008, prior to those stores’ one year anniversary.

Cost of goods sold and occupancy costs

Our cost of products sold and occupancy costs for 2009 was $46,557,039, or 59.2% of revenues, a decrease of $328,176 and an increase of 1.5 percentage points, as a percentage of revenues, from 2008.  Cost of products sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores.

	For the year ended
	Dec 26, 2009	Dec 27, 2008
Cost of goods sold and occupancy costs	$46,557,039	$46,885,215

Percentage of revenues	59.2%	57.7%

As a percentage of revenues, the increase in cost of products sold was primarily attributable to increased occupancy costs due to scheduled rent escalations and other occupancy related costs.

Marketing and sales expense

Our consolidated marketing and sales expense for 2009 was $23,703,308 or 30.2% of revenues, a decrease of $3,090,577 and a decrease of 2.8 percentage points, as a percentage of revenues, from 2008.  Marketing and sales expenses consist primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.

	For the year ended
	Dec 26, 2009	Dec 27, 2008
Marketing and sales	$23,703,308	$26,793,885

Percentage of revenues	30.2%	33.0%

As a percentage of revenues, the decrease in marketing and sales expense was primarily the result of our cost reduction actions related to store payroll and advertising expenses, as described above.

General and administrative expense

Our consolidated general and administrative (“G&A”) expenses for 2009 were $6,934,478, or 8.8% of revenues, a decrease of $270,589, or 0.1 percentage points as a percentage of revenues, from 2008. G&A expenses consist of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.

	For the year ended
	Dec 26, 2009	Dec 27, 2008
General and administrative	$6,934,478	$7,205,067

Percentage of revenues	8.8%	8.9%

As a percentage of revenues, the decrease in general and administrative expense was primarily attributable to the cost reduction initiatives implemented in 2009.

Operating income

Our operating income for 2009 was $1,400,263, or 1.8% of revenues, compared to an operating income of $326,832, or 0.4% of revenues in 2008.

Interest expense

Our interest expense in 2009 was $444,801, a decrease of $276,090 from 2008.  The decrease during 2009 was due primarily to interest expense related to the decrease in notes payable interest during the year.  The effective interest rate on our borrowings under our line of credit increased to 5.0% during 2009 compared to 4.7% in 2008, which increased interest expense by approximately $6,941. The interest rate was based on the bank’s base rate. Our average revolving loan balance was approximately $2,595,427 during 2009 compared to $3,656,861 in 2008, which decreased interest expense by approximately $53,815. Interest expense related to notes payable in 2009 was $179,602, compared to interest expense in 2008 of $338,630. These decreases were due to lower interest rates on the Highbridge note, three months’ less interest on the Highbridge note because it was paid off on September 15, 2009, and the decreasing principal on the Amscan note, which were partially offset by the higher principal under our credit facility due to the pay off of the Highbridge note. Our average notes payable balance was approximately $2,505,201 during 2009, compared to $3,689,225 in 2008, which decreased interest expense by approximately $174,329. The effective interest rate on our notes payable decreased to 12.6% in 2009, compared to 14.7% in 2008, which decreased interest expense by $52,883. Additionally, interest expense from capital leases and other sources in 2009 decreased by $2,004 from 2008.

Income taxes

In 2009, our income tax benefit was $147,930, which included $39,212 for current federal taxes, $227,545 for current state income taxes, and a deferred tax benefit of $414,687. Our provision for current state taxes exceeds the average statutory rate net of federal tax benefit because of permanent and temporary differences between taxable and book income, including amounts associated with stock based compensation expense, depreciation, and amortization of intangibles and common stock warrants. The deferred tax benefit of $414,687 resulted from the release of a portion of our deferred tax valuation reserves, which was based on our estimates of fiscal 2010 book and tax income. We were able to utilize approximately $2,566,584 of net operating loss carryforwards for federal income tax purposes in 2009, which were fully reserved for in the prior year due to the uncertainty of future taxable income.

In 2008, our provision for income taxes was $50,605, which included $16,485 for federal alternative minimum taxes and $34,120 for state income taxes. Our provision for state taxes exceeded the average statutory rate net of federal tax benefit because of permanent and temporary differences, for which we provided a valuation allowance, between taxable and book income, including amounts associated with stock based compensation expense, depreciation, and amortization of intangibles and common stock warrants. We were able to utilize approximately $886,387 of net operating loss carryforwards for federal income tax purposes in 2008, which were fully reserved for in the prior year due to the uncertainty of future taxable income.

At the end of 2009, we had estimated net operating loss carryforwards of approximately $17.9 million, which begin to expire in 2019.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards may be subject to annual limitations based upon certain ownership changes of our stock that may have occurred or that may occur.

Net income (loss)

Our net income in 2009 was $1,103,732 or $0.03 net income per basic and diluted share, compared to a net loss of $440,055 or $0.02 net loss per basic and diluted share in 2008.

Fiscal 2008 Compared to Fiscal 2007

Revenues

Our consolidated revenues for 2008 were $81,210,999, a decrease of $587,635, or 0.7% from 2007.  Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.

	For the year ended
	Dec 27, 2008	Dec 29, 2007
Revenues	$81,210,999	$81,798,634

Increase (decrease) in revenues from prior year	-0.7%	4.3%

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

General and administrative expense

Our consolidated general and administrative (“G&A”) expenses for 2008 were $7,205,067, or 8.9% of revenues, a decrease of $348,802, or 0.3 percentage points as a percentage of revenues, from 2007. G&A expenses consist of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.

	For the year ended
	Dec 27, 2008	Dec 29, 2007
General and administrative	$7,205,067	$7,553,869

Percentage of revenues	8.9%	9.2%

As a percentage of revenues, the decrease in general and administrative expense was primarily attributable to the reduction in general and administrative payroll expense and incentive based compensation.

Operating income

Our operating income for 2008 was $326,832, or 0.4% of revenues, compared to an operating income of $1,597,820, or 2.0% of revenues in 2007.

Interest expense

Our interest expense in 2008 was $720,891, a decrease of $136,721 from 2007.  The decrease during 2008 was due primarily to interest expense related to the decrease in prime rate during the year.  The effective interest rate on our borrowings under our line of credit decreased to 4.7% during 2008 compared to 8.2% in 2007, which decreased interest expense by approximately $126,664. The interest rate was based on the bank’s base rate. Our average revolving loan balance was approximately $3,656,861 during 2008 compared to $2,071,953 in 2007, which increased interest expense by approximately $129,983. Interest expense related to notes payable in 2008 was $338,630, compared to interest expense in 2007 of $463,862. These decreases were due to lower interest rates on the Highbridge note and the decreasing principal on the Amscan note. Our average notes payable balance was approximately $3,689,225 during 2008, compared to $4,079,132 in 2007, which decreased interest expense by approximately $63,891. The effective interest rate on our notes payable decreased to 14.7% in 2008, compared to 16.3% in 2007, which decreased interest expense by $61,341. Additionally, interest expense from capital leases and other sources in 2008 decreased by $14,809 from 2007. Interest expense in 2008 was also slightly offset by interest income of $4,609.

Income taxes

In 2008, our provision for income taxes was $50,605, which included $16,485 for federal alternative minimum taxes and $34,120 for state income taxes. Our provision for state taxes exceeds the average statutory rate net of federal tax benefit because of permanent and temporary differences, for which we provide a valuation allowance, between taxable and book income, including amounts associated with stock based compensation expense, depreciation, and amortization of intangibles and common stock warrants. We were able to utilize approximately $886,387 of net operating loss carryforwards for federal income tax purposes in 2008, which were fully reserved for in the prior year due to the uncertainty of future taxable income.

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

Inventory and Related Allowance for Obsolete and Excess Inventory

Our inventory consists of party supplies and is valued at the lower of moving weighted-average cost or market which approximates FIFO (first-in, first-out).  We record vendor rebates, discounts and certain other adjustments to inventory, including freight costs, and we recognize these amounts in the income statement as the related goods are sold.

During each interim reporting period, we estimate the impact on cost of products sold associated with inventory shortage.  The actual inventory shortage is determined upon reconciliation of the annual physical inventory, which occurs shortly before and after our year end, and an adjustment to cost of products sold is recorded at the end of the fourth quarter to recognize the difference between the estimated and actual inventory shortage for the full year.  The adjustment in the fourth quarter of 2009 included an estimated reduction of $142,010 to the cost of goods sold during the previous three quarters.  The adjustment in the fourth quarter of 2008 included an estimated reduction of $261,915 to the cost of products sold during the previous three quarters.  The adjustment in the fourth quarter of 2007 included an estimated reduction of $123,249 to the cost of products sold during the previous three quarters.

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

Non-compete agreements are amortized based on the pattern of their expected cash flow benefits. Occupancy valuations are amortized on a straight line basis over the terms of the related leases.

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

We are not aware of any impairment indicators for any of our remaining stores at December 26, 2009.

Income Taxes

Historically, we have not recognized an income tax benefit for our losses. Accordingly, we record a valuation allowance against our deferred tax assets because of the uncertainty of future taxable income and the realizability of the deferred tax assets.  In determining if a valuation allowance against our deferred tax asset is appropriate, we consider both positive and negative evidence.  The positive evidence that we considered included (1) we were profitable in 2009, 2007 and 2006, (2) we have achieved positive comparable store sales growth for six out of the last eight years, (3) we were able to significantly reduce store and headquarters operating expenses in 2009, and (4) we were able to use federal net operating loss deductions in each tax year from 2002 through 2008, and expect to do so for tax year 2009.  The negative evidence that we considered included (1) we realized a net loss in 2005 and 2008, (2) our merchandise margins decreased in 2009, 2008, 2006 and 2005, (3) our future profitability is vulnerable to certain risks, including (a) the risk that we may not be able to generate significant taxable income to fully utilize our net operating loss carryforwards of approximately $17.9 million at December 26, 2009, (b) the risk of unseasonable weather and other factors in a single geographic region, New England, where our stores are concentrated, (c) the risk of being so dependent upon a single season, Halloween, for a significant amount of annual sales and profitability and (d) the risk of fluctuating prices for petroleum products, which are a key raw material for much of our merchandise and which affect our freight costs and those of our suppliers and affect our customers’ spending levels and patterns, (4) the costs that opening or acquiring new stores will put pressure on our profit margins until these stores reach maturity, (5) the expected costs of increased regulatory compliance, including, without limitation, those associated with Section 404 of the Sarbanes-Oxley Act, will likely have a negative impact on our profitability, (6) the risk that a continued, general or perceived slowdown in the U.S economy, or uncertainty as to the economic outlook, which the U.S. and world economies have recently experienced, could continue to reduce discretionary spending or cause a shift in consumer discretionary spending to other products.

The positive evidence is strong enough for us to conclude that we will realize sufficient levels of taxable income in 2010 to support the release of a portion of the related reserves in fiscal 2009. However, we believe that it is prudent for us to maintain a valuation allowance against our remaining deferred tax assets until we have a longer track record of profitability and we can reduce our exposure to the risks described above.  Should we determine that we will be able to realize our deferred tax assets in the future, an adjustment to our deferred tax assets would increase income in the period we made such a determination.

Stock Option Compensation Expense

We use the Black-Scholes option pricing model to determine the fair value of stock based compensation.  The Black-Scholes model requires us to make several subjective assumptions, including the estimated length of time employees will retain their vested stock options before exercising them (“expected term”), and the estimated volatility of our common stock price over the expected term, which is based on historical volatility of our common stock over a time period equal to the expected term.  The Black-Scholes model also requires a risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of the grant, and the dividend yield on our common stock, which is assumed to be zero since we do not pay dividends and have no current plans to do so in the future.  Changes in these assumptions can materially affect the estimate of fair value of stock based compensation and consequently, the related expense recognized in the Consolidated Statements of Operations.  We recognize stock based compensation expense on a straight-line basis over the vesting period of each grant.

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

New Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Update No. 2009-16 Transfers and Servicing (Topic 860); Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 166. Update No. 2009-16 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, with early adoption encouraged, or for us the fiscal year ending December 25, 2010. We do not expect the adoption of Update No. 2009-16 (Topic 860) to have a material effect on our financial statements.

In December 2009, FASB issued Update No. 2009-17 Consolidations (Topic 810); Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities— an amendment of FASB Statement No. 167.   Update No. 2009-17 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, with early adoption encouraged, or for us the fiscal year ending December 25, 2010. We do not expect the adoption of Update No. 2009-17 (Topic 810) to have a material effect on our financial statements.

In January 2010, FASB issued Update No. 2010-01 Equity (Topic 505) Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).  Update No. 2010-01 is effective for financial statements issued for fiscal years and interim periods ending on or after December 15, 2009, or for us the fiscal year ending December 26, 2009, and is applied on a retrospective basis. The adoption of Update No. 2010-01 (Topic 505) did not have a material effect on our financial statements.

In January 2010, FASB issued Update No. 2010-02, Consolidation (Topic 810); Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification.  Update No. 2010-02 is effective for financial statements issued for fiscal years and interim periods ending on or after December 15, 2009, or for us the fiscal year ended December 26, 2009, and is applied on a retrospective basis. The adoption of Update No. 2010-02 (Topic 810) did not have a material effect on our financial statements.

In January 2010, FASB issued Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements. Update No. 2010-06 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2009, or for us the fiscal year ending December 25, 2010, except for the disclosure referencing purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years with early adoption encouraged.  We do not anticipate that the adoption of Update No. 2010-06 (Topic 820) will have a material effect on our financial statements.

Liquidity and Capital Resources

Our primary uses of cash are:

•      purchases of inventory, including purchases under our Supply Agreement with Amscan, as described more fully below;

•      occupancy expenses of our stores;

•      employee salaries; and

•      new and temporary store openings, including acquisitions.

Our primary sources of cash are:

•      cash from operating activities; and

•      debt, including our line of credit and note payable.

Our prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, improve our infrastructure, respond to economic conditions, and meet contractual commitments. Based on our current operating plan, we believe that anticipated revenues from operations and borrowings available under our line of credit will be sufficient to fund our operations, working capital requirements, scheduled note payment as discussed below, and capital expenditures through the next twelve months.  In the event that our operating plan changes due to changes in our strategic plans, lower-than-expected revenues, unanticipated expenses, increased competition, unfavorable economic conditions, declines in consumer confidence and spending, or other unforeseen circumstances, our liquidity may be negatively impacted.  If so, we could be required to adjust our expenditures for 2010 to conserve working capital or raise additional capital, possibly including debt or equity financing and to fund operations and our business strategy.  Given the current state of the debt and equity markets, this could be difficult and expensive, and we might not be able to do so on terms acceptable to us.

Notes Payable

At the beginning of our fiscal year 2009, we had three notes payable outstanding. We refer to these notes as the Highbridge Note, the Amscan Note and the Party City Note.  For a more detailed description of these notes, we refer you to the section titled “Notes Payable” in the Notes to Consolidated Financial Statements for the year ended December 26, 2009 included in Item 8 of this Annual Report on Form 10-K. In the third quarter of 2009, we paid in full the Highbridge Note and the Amscan Note. The Highbridge note was paid off through additional borrowings under our line of credit with Wells Fargo. The Amscan Note was payable in monthly installments, the last of which was paid in September, 2009. At December 26, 2009 only the Party City Note, with a principal balance of $600,000 remained outstanding. The full principal amount is due at the note’s maturity on August 7, 2010.

In connection with the issuance of the Highbridge Note, we also issued a warrant, the Highbridge Warrant, exercisable for 2,083,334 shares of our common stock at an exercise price of $0.475 per share, or 125% of the closing price of our common stock on the day immediately prior to the closing of the transaction.  The agreements entered into in connection with the financing granted Highbridge resale registration rights with respect to the shares of common stock underlying the Highbridge Warrant and provide for certain anti-dilution rights and other covenants with respect to the listing of our common stock. The issuance of the Highbridge Warrant triggered certain anti-dilution provisions of our Series B, C, and D convertible preferred stock.

Line of Credit

On July 1, 2009, we entered into a Second Amended and Restated Credit Agreement (the “new line”) with Wells Fargo Retail Finance, LLC (“Wells Fargo”), which amended and restated the previous revolving credit facility with Wells Fargo.  The new line continues the revolving line of credit in the amount of up to $12,500,000 and extends the maturity date for three years to July 2, 2012. As with the previous line with Wells Fargo, the new line includes an option whereby we may increase the revolving line of credit up to a maximum level of $15,000,000 at any time prior to July 2, 2011. The amount of credit that is available from time to time under the Agreement is determined as a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be required by Wells Fargo.

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

Our inventory consists of party supplies which are valued at the lower of weighted-average cost or market, which approximates FIFO (first-in, first-out) and are reduced by an allowance for obsolete and excess inventory and are further reduced or increased by other adjustments, including vendor rebates and discounts and freight costs.  Our line of credit availability calculation allows us to borrow against “acceptable inventory at cost”, which is based on our inventory at cost and applies adjustments that our lender has approved, which may be different than adjustments we use for valuing our inventory in our financial statements, such as the adjustment to reserve for inventory shortage.  The amount of “acceptable inventory at cost” was approximately $12,759,103 at December 26, 2009.

Our accounts receivable consist primarily of credit card receivables and vendor rebates receivable.  Our line of credit availability calculation allows us to borrow against “eligible credit card receivables”, which are the credit card receivables for the previous two to three days of business.  The amount of “eligible credit card receivables” was approximately $286,640 at December 26, 2009.

Our total borrowing base is determined by adding the “acceptable inventory at cost” times an agreed upon advance rate plus the “eligible credit card receivables” times an agreed upon advance rate but not to exceed our established credit limit, which was $12,500,000 at December 26, 2009.  Under the terms of our line of credit, our $12,500,000 credit limit was further reduced by (1) a minimum availability block, (2) customer deposits, (3) gift certificates, (4) merchandise credits and (5) outstanding letters of credit. The amounts outstanding under our line were $2,526,982 at December 26, 2009 and $1,950,019 as of December 27, 2008, an increase of $576,963. Our additional availability was $3,450,662 at December 26, 2009 and $4,694,603 at December 27, 2008.

The outstanding balances under our line are classified as current liabilities in the accompanying consolidated balance sheets because we are required to apply daily lock-box receipts to reduce the amount outstanding.

As with the previous line, the new line has financial covenants that are limited to minimum availability and capital expenditures and contains various restrictive covenants, such as incurrence, payment or entry into certain indebtedness, liens, investments, acquisitions, mergers, dispositions and dividends. Under the new line, we are required to maintain a minimum availability of 7.5% of the credit limit, which is an increase from the previous requirement of 5% and, consistent with the previous line, to limit our capital expenditures to within 110% of those amounts included in our business plan, which may be updated from time to time.  At December 26, 2009, we were in compliance with these financial covenants.

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

Supply Agreement with Amscan

Our Supply Agreement with Amscan gives us the right to receive certain additional rebates and more favorable pricing terms over the term of the agreement than generally were available to us under our previous terms with Amscan.  The right to receive additional rebates, and the amount of such rebates, are subject to our achievement of increased levels of purchases and other factors provided for in the Supply Agreement.  In exchange, the Supply Agreement obligates us to purchase increased levels of merchandise from Amscan until 2012.   Beginning with calendar year 2008, the Supply Agreement requires us to purchase on an annual basis merchandise equal to the total number of our stores open during such calendar year, multiplied by $180,000.  The Supply Agreement provides for penalties in the event we fail to attain the annual purchase commitment that would require us to pay Amscan the difference between the purchases for that year and the annual purchase commitment for that year. Under the terms of the Supply Agreement, the annual purchase commitment for any individual year can be reduced for orders placed by us but not filled by the supplier.  During 2008, the supplier experienced difficulty in fulfilling certain of our orders sourced out of China.  Accordingly, the supplier agreed to reduce our purchase commitment for 2008 to 90% of the contractual minimum for that year. Our purchases for 2008 exceeded the minimum purchase amount commitments, as adjusted, under the Supply Agreement. Our purchases for 2009 fell short of the annual commitment by approximately $368,000. The supplier has agreed to allow us to roll over any shortfall for the year 2009 into future years’ requirements. We are not aware of any reason that would prevent us from meeting the minimum purchase requirements, including the 2009 shortfall,  for the remainder of the term of the Supply Agreement. Although we do not expect to incur any penalties under this Supply Agreement, if they were to occur, there could be a material adverse effect on our uses and sources of cash.

Operating, Investing and Financing Activities

Our operating activities provided $3,256,482 in 2009 compared to $3,229,642 in 2008, an increase of $26,840.  The increase in cash provided by operating activities was primarily due to the increase in net income in 2009, offset by an increase in prepaid expenses at the end of 2009 compared to 2008. The increase in prepaid expense at the end of 2009 was the result of the timing of January rent payments compared to the prior year.

We used $525,563 in investing activities in 2009 compared to $2,027,709 in 2008, a decrease of $1,502,146.  The cash invested in 2009 was primarily due to the modification of our internal systems to improve our compliance with payment card industry data security standards, store improvements and the relocation of our Walpole store to a new, larger location.  The cash invested in 2008 was primarily due to the acquisition in January 2008 of two retail stores located in Rhode Island and the related non-compete agreement (see discussion below).

We used $2,730,119 in financing activities in 2009 compared to $1,213,215 during 2008, an increase of $1,516,904.  The increase was primarily related to the repayment of the Highbridge note payable in September 2009.

Contractual Obligations

Contractual obligations at December 26, 2009 were as follows:

	Payments Due By Period
	Within 1 Year	Within 2 - 3 Years	Within 4 - 5 Years	After 5 Years	Total
Line of credit	$2,529,886	$—	$—	$—	$2,529,886
Capital lease obligations	11,400	17,100	—	—	28,500
Notes payable	662,626	—	—	—	662,626
Supply agreement	9,548,748	14,535,000	—	—	24,083,748
Operating leases (including retail space leases)	9,406,207	16,613,936	11,055,925	10,019,664	47,095,732
Total contractual obligations	$22,158,867	$31,166,036	$11,055,925	$10,019,664	$74,400,492

In addition, at December 26, 2009, we had outstanding purchase orders totaling approximately $2,088,061 for the acquisition of inventory and non-inventory items that were scheduled for delivery after December 26, 2009.

Acquisitions

We operate in a largely un-branded market that has many small businesses.  As a result, we have considered, and may continue to consider, growing our business through acquisitions of other entities.  Any determination to make an acquisition will be based upon a variety of factors, including, without limitation, the purchase price and other financial terms of the transaction, the business prospects, geographical location and the extent to which any acquisition would enhance our prospects

On January 2, 2008, we completed the purchase of two retail stores located in Rhode Island and a related non-compete agreement. The aggregate consideration paid was $1,350,000 plus approximately $195,000 for associated inventory. The stores were converted into iParty stores immediately following the closing of the transaction. We did not complete any other acquisitions in 2008 or 2009, although we opened two temporary Halloween stores during the fourth quarter of 2008, and four temporary Halloween stores and one new store during the fourth quarter of 2009.

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

Seasonality

Due to the seasonality of our business, sales and operating income are typically higher in the second and fourth quarters.  Our business is highly dependent upon sales of Easter, graduation and summer merchandise in the second quarter and sales of Halloween and Christmas merchandise in the fourth quarter.  We have typically operated at a loss during the first and third quarters.

Geographic Concentration

As of December 26, 2009, we operated a total of 51 stores, 46 of which are located in New England and 5 of which are located in Florida. As a result, a severe or prolonged regional recession or regional changes in demographics, employment levels, population, weather patterns, real estate market conditions, consumer confidence and spending patterns or other factors specific to the New England region or in Florida may adversely affect us more than a company that is more geographically diverse.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangement that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and, indirectly, foreign exchange rates and commodity price risk with respect to fluctuating oil prices as more fully described in Item 1A, “Risk Factors”.  In general, however, we do not believe we have the various market or price risks that require the quantitative and qualitative disclosures set forth in Item 305 of Regulation S-K.  We have interest rate risk on our line of credit debt obligation to the extent that if interest rates were to rise our rate of interest under our line of credit would also increase.  We do not believe that this interest rate risk is material and we have not entered into any hedging or similar contractual arrangements with respect to such risk or with respect to the indirect market risks we face from changes in foreign exchange rates and oil prices.  We do not enter into contracts for trading purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section of this report. See “Index to Consolidated Financial Statements” on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer and the Chief Financial Officer of iParty (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 26, 2009, the end of the fiscal year to which this report relates, that iParty’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by iParty in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by iParty in such reports is accumulated and communicated to iParty’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.  iParty’s disclosure controls and procedures were designed to provide a reasonable level of assurance of reaching iParty’s disclosure requirements and are effective in reaching that level of assurance.

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

Our management has assessed the effectiveness of its internal control over financial reporting as of December 26, 2009. This evaluation was based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”). Based on its assessment, our management concluded that our internal control over financial reporting was effective as of December 26, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that Section nor incorporated by reference into a filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

(c)       Attestation Report of the Registered Public Accounting Firm.  We are not an accelerated filer, as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.  Accordingly, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(d)      Changes in Internal Controls.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal year ended December 26, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A(T). CONTROLS AND PROCEDURES

The information required by this Item is included in Item 9A of this report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is contained in our proxy statement for the annual meeting of stockholders scheduled to be held on June 2, 2010, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 26, 2009.  Such information is hereby incorporated by reference.

We have adopted a written code of business conduct and ethics that applies to all our directors, officers and employees, a copy of which is located on the Investor Relations page of our website which is located at www.iparty.com.  We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics on that same page of our website.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is contained in our proxy statement for the annual meeting of stockholders scheduled to be held on June 2, 2010, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 26, 2009.  Such information is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is contained in our proxy statement for the annual meeting of stockholders scheduled to be held on June 2, 2010, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 26, 2009.  Such information is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is contained in our proxy statement for the annual meeting of stockholders scheduled to be held on June 2, 2010, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 26, 2009.  Such information is hereby incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is contained in our proxy statement for the annual meeting of stockholders scheduled to be held on June 2, 2010, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 26, 2009.  Such information is hereby incorporated by reference.

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

Dated:  March 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ SAL PERISANO	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 23, 2010

Sal Perisano

/s/ DAVID ROBERTSON	Chief Financial Officer	March 23, 2010
David Robertson	(Principal Financial Officer and Principal Accounting Officer)

/s/ DANIEL DE WOLF	Director	March 23, 2010

Daniel De Wolf

/s/ FRANK HAYDU	Director	March 23, 2010

Frank Haydu

/s/ ERIC SCHINDLER	Director	March 23, 2010

Eric Schindler

/s/ JOSEPH VASSALLUZZO	Director	March 23, 2010

Joseph Vassalluzzo

iPARTY CORP.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

iParty Corp.

We have audited the accompanying consolidated balance sheets of iParty Corp. and subsidiary as of December 26, 2009 and December 27, 2008, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 26, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iParty Corp. and subsidiary at December 26, 2009 and December 27, 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 26, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 23, 2010

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED BALANCE SHEETS

	Dec 26, 2009	Dec 27, 2008
ASSETS
Current assets:
Cash and cash equivalents	$61,050	$60,250
Restricted cash	1,056,525	775,357
Accounts receivable	688,506	730,392
Inventories, net	13,048,104	13,022,142
Prepaid expenses and other assets	174,752	279,185
Deferred income tax asset - current	70,997	—
Total current assets	15,099,934	14,867,326
Property and equipment, net	2,892,835	3,646,481
Intangible assets, net	1,606,585	2,303,692
Other assets	349,378	177,774
Deferred income tax asset	343,690	—
Total assets	$20,292,422	$20,995,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and book overdrafts	$3,885,062	$4,048,833
Accrued expenses	2,649,468	2,495,955
Current portion of capital lease obligations	9,228	6,444
Current notes payable, net of discount of $136,367 at December 27, 2008	600,000	2,876,182
Borrowings under line of credit	2,526,982	1,950,019
Total current liabilities	9,670,740	11,377,433

Long-term liabilities:
Capital lease obligations, net of current portion	13,841	—
Notes payable	—	600,000
Other liabilities	1,529,257	1,200,174
Total long-term liabilities	1,543,098	1,800,174

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock - $.001 par value; 10,000,000 shares authorized,
Series B convertible preferred stock - 1,150,000 shares authorized; 459,173 and 463,086 shares issued and outstanding at December 26, 2009 and December 27, 2008, respectively (aggregate liquidation value of $9,183,460 at December 26, 2009)	6,832,494	6,890,723
Series C convertible preferred stock - 100,000 shares authorized, issued and outstanding (aggregate liquidation value of $2,000,000 at December 26, 2009)	1,492,000	1,492,000
Series D convertible preferred stock - 250,000 shares authorized, issued and outstanding (aggregate liquidation value of $5,000,000 at December 26, 2009)	3,652,500	3,652,500
Series E convertible preferred stock - 533,333 shares authorized; 296,666 shares issued and outstanding (aggregate liquidation value of $1,112,497 at December 26, 2009)	1,112,497	1,112,497
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding (aggregate liquidation value of $500,000 at December 26, 2009)	500,000	500,000
Total convertible preferred stock	13,589,491	13,647,720

Common stock - $.001 par value; 150,000,000 shares authorized; 22,798,647 and 22,731,667 shares issued and outstanding at December 26, 2009 and December 27, 2008, respectively	22,799	22,732

Additional paid-in capital	52,311,059	52,095,711
Accumulated deficit	(56,844,765)	(57,948,497)
Total stockholders’ equity	9,078,584	7,817,666

Total liabilities and stockholders’ equity	$20,292,422	$20,995,273

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the periods ended
	Dec 26, 2009	Dec 27, 2008	Dec 29, 2007
	(52 weeks)	(52 weeks)	(52 weeks)
Revenues	$78,595,088	$81,210,999	$81,798,634
Operating costs:
Cost of products sold and occupancy costs	46,557,039	46,885,215	46,465,441
Marketing and sales	23,703,308	26,793,885	26,181,504
General and administrative	6,934,478	7,205,067	7,553,869

Operating income	1,400,263	326,832	1,597,820

Income before income taxes	1,400,263	326,832	1,597,820

Interest income	340	4,609	17,806
Interest expense	(444,801)	(720,891)	(857,612)

Income (loss) before income taxes	955,802	(389,450)	758,014

Income taxes (benefit)	(147,930)	50,605	146,323

Net income (loss)	$1,103,732	$(440,055)	$611,691

Income (loss) per share:
Basic	$0.03	$(0.02)	$0.02
Diluted	$0.03	$(0.02)	$0.02

The accompanying notes are an integral part of these Consolidated Financial Statements.

IPARTY CORP.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Stockholders’ Equity (Deficit)
	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance December 30, 2006	1,232,353	$13,771,447	22,603,877	$22,604	$51,671,087	$(58,120,133)	$7,345,005

Issuance of common stock upon conversion of Series B convertible preferred stock	(6,000)	(89,280)	80,376	81	89,199	—	—
Stock based compensation	—	—	—	—	129,628	—	129,628
Exercise of stock options	—	—	16,402	16	4,567	—	4,583
Warrants	—	—	—	—	—	—	—
Net income	—	—	—	—	—	611,691	611,691
Balance December 29, 2007	1,226,353	13,682,167	22,700,655	22,701	51,894,481	(57,508,442)	8,090,907

Issuance of common stock upon conversion of Series B convertible preferred stock	(2,315)	(34,447)	31,012	31	34,416	—	—
Stock based compensation	—	—	—	—	156,484	—	156,484
Exercise of stock options	—	—	—	—	—	—	—
Warrants	—	—	—	—	10,330	—	10,330
Net loss	—	—	—	—	—	(440,055)	(440,055)
Balance December 27, 2008	1,224,038	13,647,720	22,731,667	22,732	52,095,711	(57,948,497)	7,817,666

Issuance of common stock upon conversion of Series B convertible preferred stock	(5,000)	(74,400)	66,980	67	74,333	—	—
Other Series B Adjustments	1,087	16,171			(16,171)		—
Stock based compensation	—	—	—	—	157,757	—	157,757
Exercise of stock options	—	—	—	—	—	—	—
Warrants	—	—	—	—	(571)	—	(571)
Net income	—	—	—	—	—	1,103,732	1,103,732
Balance December 26, 2009	1,220,125	$13,589,491	22,798,647	$22,799	$52,311,059	$(56,844,765)	$9,078,584

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the periods ended
	Dec 26, 2009	Dec 27, 2008	Dec 29, 2007
	(52 weeks)	(52 weeks)	(52 weeks)
Operating activities:

Net income (loss)	$1,103,732	$(440,055)	$611,691
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,039,310	2,037,108	1,705,948
Deferred rent	79,108	86,652	184,323
Non cash stock based compensation expense	157,757	156,484	129,628
Loss on disposal of assets	1,430	—	—
Non cash warrant expense	135,796	197,834	204,550
Changes in operating assets and liabilities:
Accounts receivable	291,861	375,415	10,235
Inventories, net	(25,962)	617,389	(1,374,794)
Prepaid expenses and other assets	(516,292)	881,149	(351,302)
Accounts payable and book overdrafts	(163,771)	(674,537)	(793,036)
Accrued expenses and other liabilities	153,513	(7,797)	(566,251)
Net cash provided by (used in) operating activities	3,256,482	3,229,642	(239,008)

Investing activities:
Acquisition of retail stores and non-compete agreements	—	(1,350,000)	—
Purchase of property and equipment	(525,563)	(677,709)	(802,174)
Net cash used in investing activities	(525,563)	(2,027,709)	(802,174)

Financing activities:
Net borrowings (repayments) under line of credit	576,963	(663,492)	1,450,792
Principal payments on notes payable	(3,012,549)	(603,660)	(600,036)
Decrease (increase) in restricted cash	(281,168)	87,179	(156,470)
Principal payments on capital lease obligations	(13,365)	(33,242)	(346,531)
Proceeds from exercise of stock options	—	—	4,583
Net cash provided by (used in) financing activities	(2,730,119)	(1,213,215)	352,338

Net increase (decrease) in cash and cash equivalents	800	(11,282)	(688,844)

Cash and cash equivalents, beginning of year	60,250	71,532	760,376

Cash and cash equivalents, end of year	$61,050	$60,250	$71,532

Supplemental disclosure of non-cash financing activities:

Conversion of Series B convertible preferred stock to common stock	$74,400	$34,447	$89,280

Acquisition of assets under capital lease	$29,990	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 26, 2009

1.  THE COMPANY:

Background

The Company’s efforts are devoted to the sale of party goods and services through its retail stores.  At the end of fiscal 2009, the Company had 46 retail stores located throughout New England, with five additional stores located in Florida. The Company licenses its Internet business to a third party in exchange for royalties under a license agreement, which to date have not been significant.

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

The Company’s fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007, each consisted of 52 weeks.

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

The Company used its existing line of credit to pay off in full the $2.5 million Highbridge Note on September 15, 2009, after which the Company had less availability under the line for working capital and acquisition needs than it would otherwise have had. The new bank line of credit with Wells Fargo, which the Company signed on July 2, 2009, allows it to borrow up to $12,500,000, subject to a limitation based on qualified inventory, receivables levels and other reserves set by Wells Fargo, with an option to increase that limit up to $15 million.  As of December 26, 2009, there was $2,526,982 outstanding under the line of credit with additional availability of $3,450,662, which the Company believes to be sufficient to fund its operations, working capital requirements, the scheduled note payment in 2010, and capital expenditures for the next twelve months.

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

Concentrations

The Company purchases its inventory from a diverse group of vendors. Four suppliers account for approximately 38.3% of the Company’s purchases of merchandise for 2009, but the Company does not believe that it is overly dependent upon any single source for its merchandise, often using more than one vendor for similar kinds of products.  The Company entered into a Supply Agreement with its largest supplier on August 7, 2006. Beginning with calendar year 2008, the Supply Agreement requires the Company to purchase on an annual basis merchandise equal to the total number of stores open during such calendar year, multiplied by $180,000.  The Supply Agreement provides for penalties in the event the Company fails to attain the annual purchase commitment that would require the Company to pay the difference between the purchases for that year and the annual purchase commitment for that year.  Under the terms of the Supply Agreement, the annual purchase commitment for any individual year can be reduced for orders placed by the Company but not filled within a specified time period by the supplier.  During 2008, the supplier experienced difficulty in filling completely certain orders sourced out of China.  Accordingly, the supplier agreed to reduce the Company’s purchase commitment for 2008 to 90% of the contractual minimum for that year. The Company met the contractual minimum purchase requirement, as amended, for 2008.  The purchases for 2009 fell short of the annual commitment by approximately $368,000. The supplier has agreed to allow the Company to roll over any shortfall for the year 2009 into future years’ requirements. The Company is not aware of any reason that would prevent it from meeting the minimum purchase requirements, including any 2009 shortfall, during the remainder of the term of the Supply Agreement.

Accounts receivable primarily represent amounts due from credit card companies and from vendors for inventory rebates.  Management does not provide for doubtful accounts as such amounts have not been significant to date; the Company does not require collateral.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents.  Cash equivalents consist primarily of store cash funds and daily store receipts in transit to our concentration bank and are carried at cost.

The Company uses controlled disbursement banking arrangements as part of its cash management program.  Outstanding checks, which were included in accounts payable and book overdrafts, totaled $197,948 at December 26, 2009 and $194,381 at December 27, 2008.

Restricted cash represents funds on deposit established for the benefit of and under the control of Wells Fargo Retail Finance LLC, the Company’s lender under its line of credit, and constitutes collateral for amounts outstanding under this line.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments.  The fair value of borrowings under the Company’s line of credit approximates the carrying value because the debt bears interest at a variable market rate.  The fair value of the capital lease obligations approximates the carrying value.  The fair value of the notes payable approximates the carrying value based on the short term maturity.  The fair value of the warrants issued in 2006 was determined by using the Black-Scholes model (volatility of 108%, risk free rate of 4.73% and expected life of five years).  The fair value of the warrants issued in 2008 was also determined by using the Black-Scholes model (volatility of 108%, risk free rate of 2.57% and expected life of five years).

As permitted by Accounting Standards Codification (“ASC”) 820-10-65-1, Effective Date of ASC 820, “Fair Value Measurements and Disclosures”, the Company elected to defer the adoption of ASC 820 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until December 28, 2008. The adoption of ASC 820-10-65-1in fiscal 2009 has not had a material impact on the Company’s financial position, results of operations or cash flows.

Inventories

Inventories consist of party supplies and are valued at the lower of moving weighted-average cost or market which approximates FIFO (first-in, first-out).  Inventories have been reduced by an allowance for obsolete and excess inventory, which is based on management’s review of inventories on hand compared to estimated future sales.  The Company records vendor rebates, discounts and certain other adjustments to inventories, including freight costs, and these amounts are recognized in the income statement as the related goods are sold.

The activity in the allowance for obsolete and excess inventories is as follows:

	2009	2008
Beginning balance	$942,587	$969,859
Increases to reserve	280,000	405,000
Write-offs against reserve	(321,670)	(432,272)
Ending balance	$900,917	$942,587

Advertising

Advertising costs are expensed upon first showing.  Advertising costs amounted to $2,395,358, $3,638,752, and $3,721,516 for the years ended December 26, 2009, December 27, 2008 and December 29, 2007, respectively.

Deferred Rent

Certain operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreements using the straight-line method, and are included in other liabilities in the accompanying consolidated balance sheets.  Deferred rent was $1,529,257 at December 26, 2009 and $1,200,174 at December 27, 2008.

Net Income (Loss) per Share

Net income (loss) per basic share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding.  The common share equivalents of Series B-F preferred stock are required to be included in the calculation of net income (loss) per basic share in accordance with ASC 260-10-45, Earnings Per Share – Other Presentation Matters. Since the preferred stockholders are entitled to participate in dividends when and if declared by the Board of Directors on the same basis as if the shares of Series B-F preferred stock were converted to common stock, the application of ASC 260-10-45 has no effect on the amount of net income (loss) per basic share of common stock.  For periods with net losses, the Company does not allocate losses to Series B-F preferred stock.

Net income (loss) per diluted share under ASC 260-10-45 is computed by dividing net income (loss) by the weighted average number of common shares outstanding, plus the common share equivalents of Series B-F preferred stock on an as if-converted basis, plus the common share equivalents of the “in the money” stock options and warrants as computed by the treasury method.  For the periods with net losses, the Company excludes those common share equivalents since their impact would be anti-dilutive.

The following table sets forth the computation of net income (loss) per basic and diluted share available to common stockholders:

	2009	2008	2007
Common shares	$656,663	$(440,055)	$362,525
Convertible preferred Series B-F	447,069	—	249,166
Net income (loss)	$1,103,732	$(440,055)	$611,691

Net income (loss) per share
Basic	$0.03	$(0.02)	$0.02
Diluted	$0.03	$(0.02)	$0.02

Weighted-average shares outstanding:
Common shares - basic	22,739,395	22,722,485	22,642,564
Common share equivalents of Series B-F convertible preferred stock	15,481,409	—	15,561,810
If - converted weighted-average shares outstanding	38,220,804	22,722,485	38,204,374

Common share equivalents of “in the money” stock options	219,685	—	1,708,900
Common share equivalents of “in the money” warrants	—	—	—
Diluted weighted-average shares outstanding	38,440,489	22,722,485	39,913,274

The common share equivalents of “out of the money” stock options and warrants which were excluded from the computation of net income (loss) per diluted share available to common stockholders were 8,059,946 and 2,183,334 in 2009, 9,082,198 and 2,711,544 in 2008, respectively, and 4,654,753 and 2,611,544 in 2007, respectively.

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

The stock based compensation expense recognized by the Company was:

	2009	2008	2007
Stock Based Compensation Expense	$157,757	$156,484	$129,628

Stock based compensation expense is included in general and administrative expense and had no impact on cash flow from operations and cash flow from financing activities for the years ended December 26, 2009, December 27, 2008 and December 29, 2007.

On September 26, 2007, the Board of Directors, acting on the recommendation of the Compensation Committee, extended the expiration date on options to purchase 970,087 shares of the Company’s common stock held by a former officer for an additional six months following his termination date, making the expiration date August 15, 2008.  As a result, additional stock based compensation of $14,569, representing the change in the fair value of these options immediately before and after this modification, was recorded as of September 26, 2007. The options covered by this extension were not exercised, and expired on August 15, 2008.

On May 27, 2009, the Company’s stockholders approved a new equity incentive plan entitled the 2009 Stock Incentive Plan (the “2009 Plan”).  The Company will no longer grant equity awards under its former equity incentive plan,  the Amended and Restated 1998 Incentive and Nonqualified Stock Option Plan (the “1998 Plan” and with the 2009 Plan, the “Plans”).

Under the Company’s Plans, options to acquire shares of common stock may be granted to officers, directors, key employees and consultants.   Under the 2009 Plan, the exercise price for qualified incentive options and non-qualified options cannot be less than the fair market value of the stock on the grant date, as determined by the Company’s Board of Directors. In addition, under the 2009 Plan, other stock-based and performance awards may be granted to officers, directors, key employees and consultants, including stock appreciation rights, restricted stock, and restricted stock units. Under the Plans, a combined total of 11,000,000 shares of common stock or other stock based awards may be granted.  To date, the Company has only issued options for shares under its Plans, which have been granted to employees, directors and consultants of the Company at fair market value at the date of grant.  Of the options that have been issued, options for 435,261 shares have been exercised and options for 10,034,761 shares remain outstanding at December 26, 2009. Generally, employee options become exercisable over periods of up to four years, and expire ten years from the date of grant.

The Company granted options for the purchase of an aggregate of 1,085,000 shares of common stock to key employees, including its executive officers, and each of the four independent members of the Board of Directors on May 27, 2009 at an exercise price of $0.11 per share.  In addition, the Company granted options for the purchase of an aggregate of 200,000 shares of common stock to its Chief Financial Officer on March 4, 2009 at an exercise price of $0.07 per share.  On June 4, 2008, the Company granted options for the purchase of an aggregate of 200,000 shares of common stock to its Chief Financial Officer and each of the four independent members of the Board of Directors at an exercise price of $0.29 per share. Similarly, the Company granted options for the purchase of an aggregate of 1,350,000 shares of common stock to key employees and each of the four independent members of the Board of Directors on June 6, 2007 at an exercise price of $0.42 per share. The weighted-average fair market value using the Black-Scholes option pricing model of the options granted in 2009, 2008 and 2007 was $0.09, $0.22 and $0.33, respectively.

The fair market value of the options at the date of the grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2009	2008	2007
Risk-free interest rate	2.23%	3.21%	4.94%
Expected volatility	109.5%	101.2%	102.6%
Weighted average expected life (in years)	6.3	5.0	5.0
Expected dividends	0.00%	0.00%	0.00%

The total fair value of shares vested during 2009 was $144,022.  The remaining unrecognized stock based compensation expense related to unvested awards at December 26, 2009, was $188,454 and the period of time over which this expense will be recognized is 3.5 years.

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

Intangible assets as of December 26, 2009 and December 27, 2008 were:

	Dec 26, 2009	Dec 27, 2008
Non-compete agreement	$2,358,540	$2,358,540
Lease valuation	944,716	944,716
Other	157,855	157,855

Intangible assets	3,461,111	3,461,111

Less: accumulated amortization	(1,854,526)	(1,157,419)

Intangible assets, net	$1,606,585	$2,303,692

Non-compete agreements are amortized based on the pattern of their expected cash flow benefits. Occupancy valuations are amortized on a straight line basis over the terms of the related leases. Amortization expense for these intangible assets was $697,107 in 2009, $594,109 in 2008 and $393,991 in 2007, respectively.  The non-compete agreement amortization expense is included in general and administrative expense on the Consolidated Statement of Operations.  The lease valuation amortization expense is included in cost of goods sold and occupancy costs.

Future amortization expense related to these intangible assets as of December 26, 2009:

Year	Amount
2010	$672,108
2011	467,412
2012	242,438
2013	127,029
Thereafter	97,598
Total	$1,606,585

Accounting for the Impairment of Long-Lived Assets

The Company reviews each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  The Company’s review considers store operating results, future sales growth and cash flows.   During the third quarter of 2007, the Company decided to close its stores in North Providence, Rhode Island and Auburn, Massachusetts at the end of their lease terms, which expired on January 31, 2008.  No material impairment costs were incurred as a result of that decision. As of December 26, 2009, the Company has not identified any indicators of impairment based on its review of each of its stores’ operations and, accordingly, does not believe that any of its remaining long-lived assets are impaired.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — observable inputs other than quoted prices in active markets for identical assets or liabilities

Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions

The only assets and liabilities subject to fair value measurement standards at December 26, 2009 and December 27, 2008 are cash equivalents and restricted cash which are based on Level 1 inputs.

New Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Update No. 2009-16, Transfers and Servicing (Topic 860); Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 166. Update No. 2009-16 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, with early adoption encouraged, or for us the fiscal year ending December 25, 2010. The Company does not expect the adoption of Update No. 2009-16 (Topic 860) to have a material effect on its financial statements.

In December 2009, FASB issued Update No. 2009-17, Consolidations (Topic 810); Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities— an amendment of FASB Statement No. 167.   Update No. 2009-17 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, with early adoption encouraged, or for the Company the fiscal year ending December 25, 2010. The Company does not expect the adoption of Update No. 2009-17 (Topic 810) to have a material effect on its financial statements.

In January 2010, FASB issued Update No. 2010-01, Equity (Topic 505) Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).  Update No. 2010-01 is effective for financial statements issued for fiscal years and interim periods ending on or after December 15, 2009, or for the Company the fiscal year ending December 26, 2009, and is applied on a retrospective basis. The adoption of Update No. 2010-01 (Topic 505) did not have a material effect on the financial statements.

In January 2010, FASB issued Update No. 2010-02, Consolidation (Topic 810); Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification. Update No. 2010-02 is effective for financial statements issued for fiscal years and interim periods ending on or after December 15, 2009, or for the Company the fiscal year ended December 26, 2009, and is applied on a retrospective basis. The adoption of Update No. 2010-02 (Topic 810) did not have a material effect on the financial statements.

In January 2010, FASB issued Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements. Update No. 2010-06 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2009, or for the Company the fiscal year ending December 25, 2010, except for the disclosure referencing purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years with early adoption encouraged.  The Company does not anticipate that the adoption of Update No. 2010-06 (Topic 820) will have a material effect on its financial statements.

3.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	Dec 26, 2009	Dec 27, 2008
Leasehold improvements	$3,665,211	$3,557,500
Furniture and fixtures	2,948,324	2,822,854
Equipment under capital leases	1,313,356	1,416,334
Computer hardware and software	2,056,926	1,888,592
Equipment	776,363	680,484

Property and equipment	10,760,180	10,365,764
Less accumulated depreciation	(7,867,345)	(6,719,283)

Property and equipment, net	$2,892,835	$3,646,481

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

The original cost of assets under capital leases was $1,313,356 at December 26, 2009 and $1,416,334 at December 27, 2008. The accumulated amortization of assets under capital leases at December 26, 2009 and December 27, 2008 was $1,304,048 and $1,271,391, respectively.  The amortization related to those assets under capital lease is included in depreciation expense.

At December 26, 2009, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year were as follows:

Year	Operating
2010	$9,406,207
2011	9,140,802
2012	7,473,134
2013	6,209,099
2014	4,846,826
Thereafter	10,019,664
Total future minimum lease payments	$47,095,732

The Company’s rental expense under operating leases amounted to $9,471,472 in 2009, $9,114,774 in 2008 and $8,857,650 in 2007.  Included in these amounts are contingent rentals totaling $91,526 in 2009, $65,425 in 2008 and $50,643 in 2007.

5.  INCOME TAXES:

A reconciliation of the effective rate with the federal statutory rate is as follows:

	2009	2008	2007
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	8.3%	-13.1%	9.5%
Permanent differences	10.8%	-33.1%	7.2%
Release of valuation allowance	-36.0%	0.0%	0.0%
Net operating loss deduction and other	-32.6%	-0.8%	-31.3%
Effective tax rate	-15.5%	-13.0%	19.4%

The Company’s provision for state taxes exceeds the average statutory rate net of federal tax benefit because of permanent and temporary differences, for which valuation allowances have been provided, between taxable and book income, including amounts associated with stock based compensation expense, depreciation, and note payable amortization.

Deferred tax assets consist of the following:

	2009	2008
Net operating loss carryforwards	$6,079,339	$6,908,962
Inventory allowances	260,286	231,669
Deferred rent	602,194	477,844
Accrued compensation	60,403	63,217
Intangible assets	469,033	283,309
Deferred compensation	36,816	29,884
Property and equipment	515,949	285,112
	8,024,020	8,279,997
Less valuation allowance	(7,609,333)	(8,279,997)
Net deferred tax asset	$414,687	$—

The Company has historically recorded a valuation allowance against its deferred tax assets because of the uncertainty regarding the realizability of these assets against future taxable income. In fiscal 2009, the Company reduced the valuation allowance based on its judgment of the likelihood of sufficient pretax accounting income and taxable income in fiscal 2010. However, the Company believes that it is prudent to maintain a valuation allowance against its remaining deferred tax assets until establishment of a longer track record of profitability.

The Company used approximately $2,566,584 and $886,387 of net operating loss carryforwards in 2009 and 2008, respectively.

As of December 26, 2009, the Company has estimated federal net operating loss carryforwards of approximately $17.9 million, which begin to expire in 2019.  In accordance with Section 382 of the Internal Revenue Code, the use of some of these carryforwards may be subject to annual limitations based upon ownership changes of the Company’s stock which may have occurred or that may occur.

The Company made cash payments for state income taxes of $90,900 in 2009, $159,386 in 2008 and $56,478 in 2007.  The Company made cash payments for federal income taxes of $8,400 in 2009, $5,000 in 2008 and $0 in 2007.

At December 26, 2009, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were $2,910 and $2,248 for the year ended December 26, 2009 and the year ended December 27, 2008, respectively.

Tax years 2006 through 2008 are subject to examination by the federal and state taxing authorities. There is a 2007 federal income tax examination currently in process.

6.  CONTRACTUAL ARRANGEMENTS:

License Arrangement

The Company has an agreement with Taymark, a direct marketer of party supplies, to license the iParty.com name to Taymark, which now operates the website at www.iparty.com.  Under the agreement, Taymark pays the Company a 15% royalty on all net sales realized through its operation of www.iparty.com.  Royalties have not been material in 2007, 2008 or 2009. The original term of this agreement was for a period of two (2) years.  If this agreement is not terminated, it automatically renews for successive one-year periods.  On July 8, 2009, the Company entered into its fifth consecutive one-year renewal period.

7.  RELATED PARTY TRANSACTIONS:

On June 6, 2007, the Company’s Board of Directors approved the payment of up to $60,000 to Joseph Vassalluzzo, a Director of the Company, for services as a part-time consultant for a one-year period.  As of December 26, 2009, this amount had been earned and paid.

On June 4, 2008, the Company’s Board of Directors approved the payment of up to $60,000 to Joseph Vassalluzzo, a Director of the Company, for services as a part-time consultant for a one-year period.  As of December 26, 2009, this amount had been earned and paid.

On May 27, 2009, the Company’s Board of Directors approved the payment of up to $60,000 to Joseph Vassalluzzo, a Director of the Company, for services as a part-time consultant for a one-year period.  As of December 26, 2009, $15,000 had been earned and paid.

8.  LINE OF CREDIT:

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

The line includes a financial covenant requiring the Company to maintain a minimum availability under the line of 7.5% of the credit limit.  At the current credit limit of $12,500,000, the minimum availability is $937,500.  At December 26, 2009, the Company was in compliance with this financial covenant.   The amended Agreement also has a covenant that requires the Company to limit its capital expenditures to within 110% of those amounts included in its business plan, which may be updated from time to time.  Actual capital expenditures for fiscal year 2007 totaled $802,174, or 116% of the Company’s business plan amount. On December 28, 2007, Wells Fargo waived compliance with the capital expenditure covenant for 2007.   For fiscal years ended December 26, 2009 and December 27, 2008, the Company was in compliance with all debt covenants.  The Agreement also includes a 0.5% unused line fee.  The line generally prohibits the payment of any dividends or other distributions to any of the Company’s classes of capital stock.

The amounts outstanding under the line as of December 26, 2009 and December 27, 2008 were $2,526,982 and $1,950,019, respectively.  The interest rate on these borrowings was 5.0% at December 26, 2009 and 4.7% at December 27, 2008.  The Agreement also includes a 0.25% unused line fee.  The outstanding balances under the line are classified as current liabilities in the accompanying consolidated balance sheets since the Company is required to apply daily lock box receipts to reduce the amount outstanding.  At December 26, 2009, the Company had approximately $3,450,662 of additional availability under the line.

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

On August 7, 2006, the Company entered into a Supply Agreement with Amscan Inc. (“Amscan”), the largest supplier in the party goods industry.  The Supply Agreement with Amscan gives the Company the right to receive certain additional rebates and more favorable pricing terms over the term of the agreement than generally were available to the Company under its previous terms with Amscan.  The right to receive additional rebates, and the amount of such rebates, are subject to the Company’s achievement of increased levels of purchases and other factors provided for in the Supply Agreement.  In exchange, the Supply Agreement obligates the Company to purchase increased levels of merchandise from Amscan until 2012.  The Supply Agreement provided for an initial ramp-up period during 2006 and 2007 and, beginning with calendar year 2008, requires the Company to purchase on an annual basis merchandise equal to the total number of its stores open during such calendar year, multiplied by $180,000 until 2012.  The Supply Agreement provides for penalties in the event the Company fails to attain the annual purchase commitment.  Under the terms of the Supply Agreement, the annual purchase commitment for any individual year can be reduced for orders placed by the Company but not filled by the supplier within a specified time period.  During 2008, the supplier experienced difficulty in filling completely certain orders sourced out of China.  Accordingly, the supplier agreed to reduce the Company’s purchase commitment for 2008 to 90% of the contractual minimum for that year.  The Company’s purchases for 2009 fell short of the annual commitment by approximately $368,000. The supplier has agreed to allow the Company to roll over any shortfall for the year 2009 into future years’ requirements. The Company is not aware of any reason that would prevent it from meeting the minimum purchase requirements, including any 2009 shortfall, for the remainder of the term of the Supply Agreement.

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

Total cash payments for interest under the Company’s line of credit, notes payable and capital leases totaled $316,692 in 2009, $500,090 in 2008 and $645,392 in 2007.

10.  PREFERRED STOCK:

The following table summarizes the changes in the number of shares of convertible preferred stock during the past two years:

	Shares		Shares		Shares
	Issued	Conversions	Issued	Conversions	Issued
	and	to	and	to	and
	Outstanding	Common	Outstanding	Common	Outstanding
	as of 12/26/09	Stock	as of 12/27/08	Stock	as of 12/29/07
Series B convertible preferred stock	459,173	(3,913)	463,086	(2,315)	465,401
Series C convertible preferred stock	100,000	—	100,000	—	100,000
Series D convertible preferred stock	250,000	—	250,000	—	250,000
Series E convertible preferred stock	296,666	—	296,666	—	296,666
Series F convertible preferred stock	114,286	—	114,286	—	114,286
Total	1,220,125	(3,913)	1,224,038	(2,315)	1,226,353

Series B Convertible Preferred Stock

The shares of Series B convertible preferred stock are immediately convertible into 6,151,082 shares of common stock on a 1.000 to 13.396 ratio at December 26, 2009, and carry an aggregate liquidation value of $9,183,460 ($1.49 per common share issuable upon conversion) at December 26, 2009.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Certificate of Incorporation, as amended, at a price below the conversion price.  The Series B convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the Company consummates a secondary public offering resulting in gross proceeds to the Company of at least $10,000,000.

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

Series C Convertible Preferred Stock

The shares of Series C convertible preferred stock are immediately convertible into 1,365,200 shares of common stock on a 1.000 to 13.652 ratio at December 26, 2009, and carry an aggregate liquidation value of $2,000,000 ($1.47 per common share issuable upon conversion) at December 26, 2009.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Certificate of Incorporation, as amended, at a price below the conversion price.  The Series C convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the Company consummates a secondary public offering resulting in gross proceeds to the Company of at least $10,000,000.

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

Series D Convertible Preferred Stock

The shares of Series D convertible preferred stock are immediately convertible into 3,652,250 shares of common stock on a 1.000 to 14.609 ratio at December 26, 2009, and carry an aggregate liquidation value of $5,000,000 ($1.37 per common share issuable upon conversion) at December 26, 2009.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Certificate of Incorporation, as amended, at a price below the conversion price.  The Series D convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the Company consummates a secondary public offering resulting in gross proceeds to the Company of at least $10,000,000.

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

Series E Convertible Preferred Stock

The shares of Series E convertible preferred stock are immediately convertible into 3,073,163 shares of common stock on a 1.000 to 10.359 ratio at December 26, 2009, and carry an aggregate liquidation value of $1,112,497 ($0.362 per common share issuable upon conversion) at December 26, 2009.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Certificate of Incorporation, as amended, at a price below the conversion price.  The Series E convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the average closing bid price of the common stock equals or exceeds $10.00 per share for 20 days within any 30-day period.

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

Series F Convertible Preferred Stock

The shares of Series F convertible preferred stock are immediately convertible into 1,184,803 shares of common stock on a 1.000 to 10.367 ratio at December 26, 2009, and carry an aggregate liquidation value of $500,000 ($0.422 per common share issuable upon conversion) at December 26, 2009.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Certificate of Incorporation, as amended, at a price below the conversion price.  The Series F convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the average closing bid price of the common stock equals or exceeds $10.00 per share for 20 days within any 30-day period.

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

Accretion of Dividends in the Event of Liquidation

The carrying values of Series B through F convertible preferred stock have been determined based on their fair market values at the original dates of issuance.  In certain cases, warrants were issued to which the Company allocated value and included in additional paid in capital.  Should such a liquidation event occur, the difference between the carrying value of the convertible preferred stock and their liquidation value will be accreted.  This amount was $4,206,466 on December 26, 2009.

11.  WARRANTS:

At December 26, 2009, there were warrants outstanding which were exercisable for 2,183,334 shares of the Company’s common stock.  These warrants were issued in connection with subordinated debt financings and professional service contracts.

During the period April 1999 through August 1999, the Company issued warrants in connection with convertible debt exercisable for a total of 528,210 shares of its common stock, at exercise prices ranging from $2.81 to $5.13 per share. These warrants expired between April and August 2009.

On September 15, 2006, the Company entered into a Securities Purchase Agreement pursuant to which it raised $2.5 million through a combination of subordinated debt and warrant issued on September 15, 2006 to Highbridge, an institutional accredited investor. Under the terms of the financing, the Company issued Highbridge a warrant (the “Highbridge Warrant”) exercisable for 2,083,334 shares of its common stock at an exercise price of $0.475 per share, or 125% of the closing price of the Company’s common stock on the day immediately prior to the closing of the transaction.  The Company allocated approximately $613,651 of value to the Highbridge Warrant using the Black-Scholes model with volatility of 108%, interest of 4.73% and expected life of five years.  The Highbridge Warrant was amortized using the effective interest method over the life of the Highbridge Note.  The Highbridge Warrant was fully amortized as of December 26, 2009.  The agreements entered into in connection with the financing provided for certain restrictions and covenants consistent with Highbridge’s status as a subordinated lender, and also grant Highbridge resale registration rights with respect to the shares of common stock underlying the Highbridge Warrant.

On February 28, 2008, the Company entered into an agreement with Booke and Company, Inc. for investor relations services. In connection with that agreement, the Company issued warrants to purchase 100,000 shares of its common stock at an exercise price of $1.50 per share. The warrants expire on February 28, 2013. The Company determined the fair value of the 2008 warrants to be $9,759 at December 26, 2009 by using the Black-Scholes model (volatility of 108%, risk free rate of 2.57% and expected life of 5.0 years). The fair value of the 2008 warrants was amortized over their vesting period of one year.

The following table summarizes the Company’s outstanding warrants at December 26, 2009:

Shares Issuable	Exercise Price	Expiration Date
2,083,334	0.48	09/15/11
100,000	1.50	02/28/13

12.  STOCK OPTION PLAN:

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

A summary of the Company’s stock options is as follows:

	Number of
	Shares of	Weighted
	Common Stock	Average
	Underlying	Exercise	Price
	Stock Options	Price	Range
Outstanding - December 27, 2008	9,082,198	0.55	0.13 - 4.25
Granted	1,285,000	0.10	0.07 - 0.11
Expired/Forfeited	(332,437)	1.94	0.11 - 3.81
Exercised	—	—	— - —

Outstanding - December 26, 2009	10,034,761	0.45	0.07 - 4.25

Exercisable - December 26, 2009	8,347,879	$0.50	$ 0.11 - $ 4.25

Available for grant - December 26, 2009	529,978

The following table summarizes information for options outstanding and exercisable at December 26, 2009:

	Outstanding			Exercisable
	Number of	Weighted
	Shares of	Average	Weighted	Number	Weighted
	Common Stock	Remaining	Average	of	Average
	Underlying	Life	Exercise	Stock	Exercise
Price Range	Stock Options	(Years)	Price	Options	Price
$ 0.07- $ 0.20	1,393,350	8.66	$0.11	178,350	$0.16
0.21- 0.30	3,411,297	1.67	0.25	3,348,798	0.25
0.31- 0.50	2,392,036	5.10	0.39	1,982,653	0.38
0.51- 1.00	2,674,778	3.22	0.77	2,674,778	0.77
1.01- 3.50	88,300	1.81	2.40	88,300	2.40
3.51- 4.25	75,000	0.02	4.25	75,000	4.25
Total	10,034,761	3.86	$0.45	8,347,879	$0.50

The Company has reserved 27,644,593 shares of common stock for issuance in connection with the conversion of convertible preferred stock (15,426,498 shares), the exercise of warrants (2,183,334 shares) and the exercise of stock options (10,034,761 shares).

13.       STOCKHOLDER RIGHTS PLAN:

The Company has a Stockholder Rights Plan (the “Plan”) effective November 9, 2001.  Under the Plan, each share of the Company’s capital stock outstanding at the close of business on November 9, 2001 and each share of the Company’s capital stock issued subsequent to that date has a right associated with it, such that each share of its common stock is entitled to one right and each share of its preferred stock is entitled to such number of rights equal to the number of common shares into which it is convertible.

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

14.  PROFIT SHARING 401(k) PLAN:

The iParty 401(k) Plan is a qualified profit sharing plan covering substantially all of its employees.  Contributions to this plan are at the discretion of the Board of Directors.  The Company’s expense, including matching contributions and any discretionary amounts, was $154,427 in 2009, $164,954 in 2008 and $120,084 in 2007.

15.  SEGMENT REPORTING:

Accounting Standards Codificiation Subtopic 280-10, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders.  The Company reports one operating segment as revenues from the other segment are not material.

16.  SUBSEQUENT EVENTS:

The Company has evaluated subsequent events as required by ASC 855, Subsequent Events, and has determined that there were no subsequent events to recognize or disclose in these financial statements.

17.  QUARTERLY FINANCIAL DATA (UNAUDITED):

QUARTERLY FINANCIAL DATA

	Mar 28, 2009	Jun 27, 2009	Sep 26, 2009	Dec 26, 2009
Revenues	$14,568,407	$19,569,009	$16,404,046	$28,053,626
Cost of products sold and occupancy costs(1), (2)	9,382,066	11,691,950	10,282,326	15,200,697
Operating income (loss)	(1,578,747)	797,379	(1,271,258)	3,452,889
Net income (loss)	(1,715,271)	668,868	(1,396,982)	3,547,117

Net income (loss) per share
Basic	$(0.08)	$0.02	$(0.06)	$0.09
Diluted	$(0.08)	$0.02	$(0.06)	$0.09

Weighted-average shares outstanding:
Basic	22,731,667	38,222,344	22,731,667	38,225,145
Diluted	22,731,667	38,222,344	22,731,667	38,816,993

	Mar 29, 2008	Jun 28, 2008	Sep 27, 2008	Dec 27, 2008
Revenues	$16,144,088	$20,103,668	$17,742,315	$27,220,928
Cost of products sold and occupancy costs (1), (3)	9,905,029	11,515,061	10,543,073	14,922,052
Operating income (loss)	(1,573,858)	465,513	(1,058,738)	2,493,915
Net income (loss)	(1,786,210)	281,132	(1,236,559)	2,301,582

Net income (loss) per share
Basic	$(0.08)	$0.01	$(0.05)	$0.06
Diluted	$(0.08)	$0.01	$(0.05)	$0.06

Weighted-average shares outstanding:
Basic	22,708,383	38,210,583	22,730,295	38,210,583
Diluted	22,708,383	38,319,767	22,730,295	38,212,561

(1)  Cost of products sold consists of the cost of merchandise sold to customers and the occupancy costs for stores.

(2)  The fourth quarter of 2009 included an estimated reduction of $142,010 to the cost of products sold during the previous three quarters due to the completion of physical inventories, for which shortage had been estimated during the year.

(3)  The fourth quarter of 2008 included an estimated reduction of $261,915 to the cost of products sold during the previous three quarters due to the completion of physical inventories, for which shortage had been estimated during the year.

EXHIBIT INDEX

EXHIBIT NUMBER			DESCRIPTION
3.1	(1)		Restated Certificate of Incorporation of WSI Acquisition Corp. and Certificate of Merger by iParty Corp. into WSI Acquisition Corp.
3.2	(1)		Certificate of Designation of Series A Preferred Stock of WSI Acquisitions, Corp.
3.3	(2)		Certificate of Designation of Series B Preferred Stock of iParty Corp.
3.4	(2)		Certificate of Designation of Series C Preferred Stock of iParty Corp.
3.5	(4)		Certificate of Designation of Series D Preferred Stock of iParty Corp.
3.6	(5)		Certificate of Designation of Series E Preferred Stock of iParty Corp.
3.7	(9)		Certificate of Correction to Certificate of Designation of Series E Preferred Stock of iParty Corp.
3.8	(6)		Certificate of Designation of Series F Preferred Stock of iParty Corp.
3.9	(8)		Certificate of Designation of Series G Junior Preferred Stock of iParty Corp.
3.10	(20)		Amended and Restated By-Laws of iParty Corp.
10.1	(1)		Agreement and Plan of Merger between iParty Corp. and WSI Acquisitions Corp.
10.2	(9)	##	Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan.
10.3	(12)	##	Form of Non-qualified Stock Option Agreement.
10.4	(12)	##	Form of Incentive Stock Option Agreement.
10.5	(11)	##	Form of Stock Option Agreement granted to Messrs. DeWolf, Haydu, Schindler, and Vassalluzzo.
10.6	(16)	##	Option Cancellation Agreement between Sal Perisano and iParty Corp., dated December 8, 2006.
10.7	(16)	##	Option Cancellation Agreement between Patrick Farrell and iParty Corp., dated December 8, 2006.
10.8	(16)	##	Option Cancellation Agreement between Dorice Dionne and iParty Corp, dated December 8, 2006.
10.9	(22)	##	Employment Agreement between iParty Corp. and Sal Perisano, dated March 22, 2007.
10.9a	(25)	##	First Amendment dated December 30, 2008 to Employment Agreement by and between iParty Corp. and Sal Perisano.
10.10	(22)	##	Employment Agreement between iParty Corp. and Dorice Dionne, dated March 22, 2007.
10.10a	(25)	##	First Amendment dated December 30, 2008 to Employment Agreement by and between iParty Corp. and Dorice Dionne.
10.11	(18)	##	Amended and Restated Employment Agreement between iParty Corp. and Patrick Farrell, dated January 8, 2007.
10.12	(23)	##	Compensation Arrangements dated June 6, 2007 with Messrs. DeWolf, Haydu, Schindler, and Vassalluzzo.
10.12a	(24)	##	Compensation Arrangements dated June 4, 2008 with Messrs. DeWolf, Haydu, Schindler, and Vassalluzzo.
10.12b	(28)	##	Compensation Arrangements dated May 27, 2009 with Messrs. DeWolf, Haydu, Schindler and Vassalluzzo.
10.13	(23)	##	Written Summary of Renewed One-Year Part-time Consulting Arrangement with Joseph Vassalluzzo dated June 7, 2007.
10.13a	(24)	##	Written Summary of Renewed One-Year Part-time Consulting Arrangement with Joseph Vassalluzzo dated June 4, 2008.
10.13b	(28)	##	Written Summary of Renewed One-Year Part-time Consulting Arrangement with Joseph Vassalluzzo dated May 27, 2009.
10.14	(10)		Web Site License Agreement between iParty Corp. and Taymark, Inc.
10.15	(7)		Rights Agreement between iParty Corp. and Continental Stock Transfer & Trust, as Rights Agent.
10.16	(14)		Amendment to Rights Agreement between iParty Corp. and Continental Stock Transfer & Trust, as Rights Agent, dated September 15, 2006.

10.17	(17)		Amended and Restated Loan and Security Agreement by and among iParty Corp., iParty Retail Stores Corp. and Wells Fargo Retail Finance II, LLC dated December 21, 2006.
10.18	(13)		Supply Agreement with Amscan Inc., dated August 7, 2006.
10.19	(13)		Asset Purchase Agreement with Party City Corporation, dated August 7, 2006.
10.20	(14)		Securities Purchase Agreement with Highbridge International LLC, dated September 15, 2006.
10.21	(19)		Amendment Agreement between iParty Corp. and Highbridge International LLC, dated January 9, 2007.
10.22	(14)		Senior Subordinated Note with Highbridge International LLC, dated September 15, 2006.
10.23	(19)		Warrant to Purchase Common Stock with Highbridge International LLC, issued September 15, 2006, as amended January 9, 2007.
10.24	(14)		Registration Rights Agreement with Highbridge International LLC, dated September 15, 2006.
10.25	(15)		Subordinated Promissory Note of iParty Corp., dated October 24, 2006.
10.26	(9)		Trademark Security Agreement between iParty Corp. and Wells Fargo Retail Finance, LLC.
10.27	(5)		Stock Purchase Agreement by and among iParty Corp., Ajmal Khan and Robert Lessin.
10.28	(6)		Stock Purchase Agreement between iParty Corp. and Patriot Capital Ltd.
10.29	(3)		Funding Agreement among iParty Corp., Robert Lessin and Ajmal Khan.
10.30	(21)		Asset Purchase Agreement by and among Party City of Warwick, Inc. and Party City of Lincoln, LLC, as Sellers, and iParty Corp. and iParty Retail Stores Corp., as Buyers, dated as of August 15, 2007.
10.31	(22)	##	Letter Agreement between iParty Corp. and David E. Robertson, dated March 22, 2007
10.31a	(25)	##	First Amendment dated December 30, 2008 to Letter Agreement dated March 22, 2007 by and between iParty Corp. and David E. Robertson.
10.32	(26)	##	2009 Stock Incentive Plan.
10.32a	(28)	##	Form of Director Stock Option Agreement of 2009 Stock Incentive Plan.
10.32b	(28)	##	Form of Incentive Stock Option Agreement for 2009 Stock Incentive Plan.
10.34	(27)

Second Amended and Restated Credit Agreement among iParty Corp. and its wholly owned subsidiary iParty Retail Stores Corp., as borrowers, and Wells Fargo Retail Finance, LLC, as Administrative Agent, Swing Line Lender and Lender, dated July 1, 2009.

21.1	**		Subsidiary of Registrant.
23.1	**		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	**		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.
31.2	**		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.
32.1	**		Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.
32.2	**		Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

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

(26)     Filed as an exhibit to iParty’s Definitive Proxy Statement filed witht the SEC on April 24, 2009 and incorporated here by reference.

(27)     Filed as an exhibit to iParty’s Current Report on Form 8-K, filed with the SEC on July 6, 2009 and incorporated here by reference.

(28)     Filed as an exhibit to iParty’s Quarterly Report on Form 10-Q on August 6, 2009 and incorporated here by reference.