Form 10-Q
period 2010-03-27
IPARTY CORP
filed 2010-05-10
CIK 1078383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 27, 2010

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

As of May 6, 2010, there were 23,267,507 shares of common stock, $.001 par value, outstanding.

iPARTY CORP.
QUARTERLY REPORT ON FORM 10-Q

  PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

iPARTY CORP.
CONSOLIDATED BALANCE SHEETS (unaudited)

	Mar 27, 2010	Dec 26, 2009
ASSETS
Current assets:
Cash and cash equivalents	$60,950	$61,050
Restricted cash	480,369	1,056,525
Accounts receivable	783,645	688,506
Inventories, net	14,021,289	13,048,104
Prepaid expenses and other assets	358,448	174,752
Deferred income tax asset - current	70,997	70,997
Total current assets	15,775,698	15,099,934
Property and equipment, net	2,749,866	2,892,835
Intangible assets, net	1,438,558	1,606,585
Other assets	328,062	349,378
Deferred income tax asset	343,690	343,690
Total assets	$20,635,874	$20,292,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and book overdrafts	$6,059,144	$3,885,062
Accrued expenses	1,866,435	2,649,468
Current portion of capital lease obligations	9,228	9,228
Current note payable	600,000	600,000
Borrowings under line of credit	2,922,565	2,526,982
Total current liabilities	11,457,372	9,670,740

Long-term liabilities:
Capital lease obligations, net of current portion	11,534	13,841
Other liabilities	1,527,350	1,529,257
Total long-term liabilities	1,538,884	1,543,098

Commitments and contingencies

Stockholders' equity:
Convertible preferred stock - $.001 par value; 10,000,000 shares authorized,
Series B convertible preferred stock - 1,150,000 shares authorized; 459,173 shares issued
and outstanding (aggregate liquidation value of $9,183,460 at March 27, 2010)	6,832,494	6,832,494
Series C convertible preferred stock - 100,000 shares authorized, issued and outstanding
(aggregate liquidation value of $2,000,000 at March 27, 2010)	1,492,000	1,492,000
Series D convertible preferred stock - 250,000 shares authorized, issued and outstanding
(aggregate liquidation value of $5,000,000 at March 27, 2010)	3,652,500	3,652,500
Series E convertible preferred stock - 533,333 shares authorized; 296,666 shares issued
and outstanding (aggregate liquidation value of $1,112,497 at March 27, 2010)	1,112,497	1,112,497
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding
(aggregate liquidation value of $500,000 at March 27, 2010)	500,000	500,000
Total convertible preferred stock	13,589,491	13,589,491

Common stock - $.001 par value; 150,000,000 shares authorized; 22,798,647
shares issued and outstanding at March 27, 2010 and December 26, 2009	22,799	22,799

Additional paid-in capital	52,357,227	52,311,059
Accumulated deficit	(58,329,899)	(56,844,765)
Total stockholders' equity	7,639,618	9,078,584
Total liabilities and stockholders' equity	$20,635,874	$20,292,422

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the three months ended
	Mar 27, 2010	Mar 28, 2009
Revenues	$14,836,379	$14,568,407
Operating costs:
Cost of products sold and occupancy costs	9,534,769	9,382,066
Marketing and sales	4,936,767	4,979,318
General and administrative	1,783,814	1,785,770

Operating loss	(1,418,971)	(1,578,747)

Interest income	16	28
Interest expense	(66,179)	(136,552)

Net loss	$(1,485,134)	$(1,715,271)

Loss per share:
Basic and diluted	$(0.07)	$(0.08)

Weighted-average shares outstanding:
Basic and diluted	22,798,647	22,731,667

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended
	Mar 27, 2010	Mar 28, 2009
Operating activities:

Net loss	$(1,485,134)	$(1,715,271)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	463,962	537,844
Deferred rent	(1,907)	3,732
Non-cash stock-based compensation expense	40,755	37,994
Loss on disposal of property and equipment	-	1,430
Non cash warrant expense	5,413	41,963
Changes in operating assets and liabilities:
Accounts receivable	(95,139)	81,887
Inventories, net	(973,185)	(233,428)
Prepaid expenses and other assets	(183,695)	12,015
Accounts payable and book overdrafts	2,174,082	998,411
Accrued expenses	(783,033)	(491,163)
Net cash used by operating activities	(837,881)	(724,586)

Investing activities:

Purchase of property and equipment	(131,651)	(200,881)
Net cash used in investing activities	(131,651)	(200,881)

Financing activities:

Net borrowings under line of credit	395,583	731,763
Principal payments on notes payable	-	(110,528)
Decrease in restricted cash	576,156	309,724
Principal payments on capital lease obligations	(2,307)	(5,992)
Net cash provided in financing activities	969,432	924,967

Net decrease in cash and cash equivalents	(100)	(500)

Cash and cash equivalents, beginning of period	61,050	60,250

Cash and cash equivalents, end of period	$60,950	$59,750

Supplemental disclosure of non-cash financing activities:

Disposal of property and equipment	$-	$28,168

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 27, 2010
(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

The interim consolidated financial statements as of March 27, 2010 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.  The consolidated balance sheet at December 26, 2009 has been derived from the audited consolidated financial statements at that date.  Operating results for the Company on a quarterly basis may not be indicative of the results for the entire year due, in part, to the seasonality of the party goods industry.  Historically, higher revenues and operating income have been experienced in the second and fourth fiscal quarters, while the Company has generated losses in the first and third quarters.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K, for the year ended December 26, 2009.

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

Concentrations

The Company purchases its inventory from a diverse group of vendors. Five suppliers account for approximately 49.5% of the Company’s purchases of merchandise for the three months ended March 27, 2010, but the Company does not believe that it is overly dependent upon any single source for its merchandise, as the Company often uses more than one vendor for similar kinds of products.  The Company entered into a Supply Agreement with its largest supplier on August 7, 2006. Beginning with calendar year 2008, the Supply Agreement requires the Company to purchase on an annual basis merchandise equal to the total number of stores open during such calendar year, multiplied by $180,000.  The Supply Agreement provides for penalties in the event the Company fails to attain the annual purchase commitment that would require the Company to pay the difference between the purchases for that year and the annual purchase commitment for that year.  Under the terms of the Supply Agreement, the annual purchase commitment for any individual year can be reduced for orders placed by the Company but not filled within a specified time period by the supplier.  The purchases for 2009 fell short of the annual commitment by approximately $368,000. The supplier agreed to allow the Company to roll over this shortfall amount for the year 2009 into future years’ requirements without penalty. The Company is not aware of any reason that would prevent it from meeting the minimum purchase requirements, including the 2009 shortfall amount, during the remainder of the term of the Supply Agreement.

Accounts Receivable

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

The Company uses controlled disbursement banking arrangements as part of its cash management program.  Outstanding checks, which were included in accounts payable and book overdrafts, totaled $813,327 at March 27, 2010 and $197,948 at December 26, 2009.

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

The activity in the allowance for obsolete and excess inventory is as follows:

	Three months ended	Twelve months ended
	Mar 27, 2010	Dec 26, 2009
Beginning balance	$900,917	$942,587
Increases to reserve	75,000	280,000
Write-offs against reserve	-	(321,670)
Ending balance	$975,917	$900,917

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

As of March 27, 2010, there were 27,546,177 potential additional common share equivalents outstanding, which were not included in the calculation of diluted net loss per share for the three months then ended because their effect would be anti-dilutive.  These included 15,426,498 shares upon the conversion of the Company’s Series B-F preferred stock, 2,083,334 shares upon the exercise of a warrant with an exercise price of $0.475 per share, 100,000 shares upon the exercise of warrants with a weighted average exercise price of $1.50 per share and 9,936,345 shares upon the exercise of stock options with a weighted average exercise price of $0.41 per share.

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

The stock based compensation expense recognized by the Company was:

	For the three months ended
	Mar 27, 2010	Mar 28, 2009
Stock Based Compensation Expense	$40,755	$37,994

Stock based compensation expense is included in general and administrative expense and had no impact on cash flow from operations and cash flow from financing activities for the three months ended March 27, 2010.

On May 27, 2009, the Company’s stockholders approved a new equity incentive plan entitled the 2009 Stock Incentive Plan (the “2009 Plan”).  The Company no longer grants equity awards under its former equity incentive plan,  the Amended and Restated 1998 Incentive and Nonqualified Stock Option Plan (the “1998 Plan” and with the 2009 Plan, the “Plans”).

Under the Company’s Plans, options to acquire shares of common stock may be granted to officers, directors, key employees and consultants.   Under the 2009 Plan, the exercise price for qualified incentive options and non-qualified options cannot be less than the fair market value of the stock on the grant date, as determined by the Company’s Board of Directors. In addition, under the 2009 Plan, other stock-based and performance awards may be granted to officers, directors, key employees and consultants, including stock appreciation rights, restricted stock, and restricted stock units. Under the Plans, a combined total of 11,000,000 shares of common stock or other stock based awards may be granted.  To date, the Company has only issued options for shares under its Plans, which have been granted to employees, directors and consultants of the Company at fair market value at the date of grant.  Of the options that have been issued, options for 435,261 shares have been exercised and options for 9,936,345 shares remain outstanding at March 27, 2010. Generally, employee options become exercisable over periods of up to four years, and expire ten years from the date of grant.

The Company granted options for the purchase of an aggregate 165,000 shares of common stock to key employees on March 11, 2010 at an exercise price of $0.41 per share.  The Company granted options for the purchase of an aggregate of 1,085,000 shares of common stock to key employees, including its executive officers, and each of the four independent members of the Board of Directors on May 27, 2009 at an exercise price of $0.11 per share.  In addition, the Company granted options for the purchase of an aggregate of 200,000 shares of common stock to its Chief Financial Officer on March 4, 2009 at an exercise price of $0.07 per share.  The grant date fair market value using the Black-Scholes option pricing model of the options granted on March 11, 2010 was $0.34 per share, was $0.09 per share for the options granted on May 27, 2009 and was $0.06 per share for the options granted on March 4, 2009. The fair market value of the options at the date of the grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended
	Mar 27, 2010	Mar 28, 2009
Risk-free interest rate	2.43%	1.87%
Expected volatility	107.89%	106.50%
Weighted average expected life (in years)	6.25	6.25
Expected dividends	0.00%	0.00%

A summary of the Company's stock options is as follows:

						Weighted
	Number	Weighted				Average
	of	Average				Remaining	Aggregate
	Stock	Exercise	Price			Life	Intrinsic
	Options	Price	Range			(Years)	Value
Outstanding - December 26, 2009	10,034,761	$0.45	$0.07	-	$4.25
Granted	165,000	0.41	0.41	-	0.41
Expired/Forfeited	(263,416)	2.12	0.36	-	4.25
Exercised	-	-	-	-	-
Outstanding - March 27, 2010	9,936,345	$0.41	$0.07	-	$1.33	3.8	$855,912

Exercisable - March 27, 2010	8,204,776	$0.45	$0.07	-	$1.33	2.8	$537,050

Available for grant - March 27, 2010	628,394

The following table summarizes information for options outstanding and exercisable at March 27, 2010:

			Outstanding			Exercisable
				Weighted
			Number	Average	Weighted	Number	Weighted
			of	Remaining	Average	of	Average
			Stock	Life	Exercise	Stock	Exercise
Price Range			Options	(Years)	Price	Options	Price
$0.07	-	$0.20	1,393,350	8.4	$0.11	253,350	$0.14
0.21	-	0.30	3,411,297	1.4	0.25	3,355,048	0.25
0.31	-	0.50	2,463,620	5.4	0.38	1,928,300	0.38
0.51	-	1.00	2,629,778	3.0	0.77	2,629,778	0.77
1.01	-	3.50	38,300	3.8	1.13	38,300	1.13
Total			9,936,345	3.8	$0.41	8,204,776	$0.45

The remaining unrecognized stock based compensation expense related to unvested awards at March 27, 2010 was $205,845 and the period of time over which this expense will be recognized is 3.96 years.

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

Intangible Assets

Intangible assets consist primarily of (i) the values of two non-compete agreements acquired in conjunction with the purchase of retail stores in 2006 and 2008, and (ii) the occupancy valuations  of retail store leases acquired in those transactions. These assets have been accounted for at fair value as of their respective acquisition dates using significant other observable inputs, or Level 2 criteria, defined in the Fair Value Measurements section below.

Intangible assets as of March 27, 2010 and December 26, 2009 were:

	Mar 27, 2010	Dec 26, 2009
Non-compete agreements	$2,358,540	$2,358,540
Occupancy valuations	944,716	944,716
Other	157,855	157,855

Intangible assets	3,461,111	3,461,111

Less: accumulated amortization	(2,022,553)	(1,854,526)

Intangible assets, net	$1,438,558	$1,606,585

Amortization expense for these intangible assets was:

	For the three months ended
	Mar 27, 2010	Mar 28, 2009
Amortization expense	$168,027	$174,277

Non-compete agreements are amortized based on the pattern of their expected cash flow benefits over the 5-year terms of the agreements. Occupancy valuations are amortized on a straight line basis over the terms of the related leases ranging from 79 to 96 months. The non-compete agreement amortization expense is included in general and administrative expense on the Consolidated Statement of Operations.  The lease valuation amortization expense is included in cost of products sold and occupancy costs.

Future amortization expense related to these intangible assets as of March 27, 2010 is:

Year	Amount
2010	504,081
2011	467,412
2012	242,438
2013	127,029
Thereafter	97,598
Total	$1,438,558

Accounting for the Impairment of Long-Lived Assets

The Company reviews each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  The Company’s review considers store operating results, future sales growth and cash flows.  As of March 27, 2010, the Company has not identified any indicators of impairment based on its review of each of its stores’ operations and, accordingly, does not believe that any of its remaining long-lived assets are impaired.

Note Payable

Note payable consists of one subordinated promissory note in the principal amount of $600,000, payable to Party City Corporation (the “Party City Note”).   The note bears interest at the rate of 12.25% per annum and is payable by quarterly interest-only payments over four years, with the full principal amount due at the note’s maturity on August 7, 2010.

During the fiscal year ended December 26, 2009, the Company paid in full two notes in accordance with their terms. The first was a subordinated note in the amount of $2,500,000 (the “Highbridge Note”). The second was a subordinated note in the original principal amount of $1,819,373 (the “Amscan Note”). The Highbridge Note matured on September 15, 2009, at which time the Company paid the full principal amount of $2,500,000 plus all accrued interest. The Amscan Note was payable in monthly installments of $59,562. It was paid in full on September 24, 2009.

On August 7, 2006, the Company entered into a Supply Agreement with Amscan Inc. (“Amscan”), the largest supplier in the party goods industry.  The Supply Agreement with Amscan gave the Company the right to receive certain additional rebates and more favorable pricing terms over the term of the agreement than generally were available to the Company under its previous terms with Amscan.  The right to receive additional rebates, and the amount of such rebates, were subject to the Company’s achievement of increased levels of purchases and other factors provided for in the Supply Agreement.  In exchange, the Supply Agreement obligates the Company to purchase increased levels of merchandise from Amscan until 2012.  The Supply Agreement provided for an initial ramp-up period during 2006 and 2007 and, beginning with calendar year 2008, required the Company to purchase on an annual basis merchandise equal to the total number of its stores open during such calendar year, multiplied by $180,000 until 2012.  The Supply Agreement provides for penalties in the event the Company fails to attain the annual purchase commitment.  Under the terms of the Supply Agreement, the annual purchase commitment for any individual year can be reduced for orders placed by the Company but not filled by the supplier within a specified time period.  The Company’s purchases for 2009 fell short of the annual commitment by approximately $368,000. The supplier has agreed to allow the Company to roll over the shortfall amount for the year 2009 into future years’ requirements, without penalty. The Company is not aware of any reason that would prevent it from meeting the minimum purchase requirements, including the 2009 shortfall amount, for the remainder of the term of the Supply Agreement.

On August 7, 2006, the Company also entered into and simultaneously closed an Asset Purchase Agreement with Party City Corporation, an affiliate of Amscan, pursuant to which the Company acquired a Party City retail party goods store in Peabody, Massachusetts and received a five-year non-competition covenant from Party City covering Massachusetts, Maine, New Hampshire, Vermont, Rhode Island and Windsor and New London counties in Connecticut , for aggregate consideration of $2,450,000, payable by a subordinated note in the principal amount of $600,000, which is the Party City Note defined above, and $1,850,000 in cash.

Line of Credit

On July 1, 2009, the Company and its wholly-owned subsidiary, iParty Retail Stores Corp., as borrowers (together, the “Borrowers”), and Wells Fargo, as administrative agent, collateral agent, swing line lender and lender, entered into a Second Amended and Restated Credit Agreement (the “Agreement”).

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

The line includes a financial covenant requiring the Company to maintain a minimum availability under the line of 7.5% of the credit limit.  At the current credit limit of $12,500,000, the minimum availability is $937,500.  The Agreement also has a covenant that requires the Company to limit its capital expenditures to within 110% of those amounts included in its business plan, which may be updated from time to time.  At March 27, 2010, the Company was in compliance with all debt covenants.  The Agreement also includes a 0.5% unused line fee.  The line generally prohibits the payment of any dividends or other distributions to any of the Company’s classes of capital stock.

The amounts outstanding under the line as of March 27, 2010 and December 26, 2009 were $2,922,565 and $2,526,982, respectively.  The interest rate on these borrowings was 6.25% at March 27, 2010 and 6.25% at December 26, 2009.  The outstanding balances under the line are classified as current liabilities in the accompanying consolidated balance sheets since the Company is required to apply daily lock box receipts to reduce the amount outstanding.  At March 27, 2010, the Company had approximately $3,920,328 of additional availability under the line.

Stockholders’ Equity

During the three months ended March 27, 2010, there were no exercises of stock options or warrants, and no conversions of convertible preferred stock.

On May 27, 2009, the Company’s stockholders approved an amendment to the Company's Restated Certificate of Incorporation to authorize the Board of Directors to implement a reverse stock split, pursuant to which the existing shares of the Company's common stock would be combined into new shares of the Company's common stock at an exchange ratio ranging between one-for-five and one-for-thirty, with the exchange ratio to be determined by the Board of Directors (the "Reverse Stock Split").  With the approval of the Reverse Stock Split, the Board of Directors has the authority, but not the obligation, to effect the Reverse Stock Split at any time prior to the date of the 2010 Annual Meeting of Stockholders, without further approval or authorization of stockholders.   The Reverse Stock Split will be effected, if at all, only upon a determination by the Board of Directors that implementing a Reverse Stock Split is in the best interest of the Company and its stockholders and after the filing of an amendment to the Company’s Restated Certificate of Incorporation with the Secretary of State of the State of Delaware.

On May 27, 2009, the Company’s stockholders approved a new equity incentive plan entitled the 2009 Stock Incentive Plan (the “2009 Plan”).  The Company no longer grants equity awards under its former equity incentive plan,  the Amended and Restated 1998 Incentive and Nonqualified Stock Option Plan (the “1998 Plan” and with the 2009 Plan, the “Plans”).

Under the Company’s Plans, options to acquire shares of common stock may be granted to officers, directors, key employees and consultants.   Under the 2009 Plan, the exercise price for qualified incentive options and non-qualified options cannot be less than the fair market value of the stock on the grant date, as determined by the Company’s Board of Directors. In addition, under the 2009 Plan, other stock-based and performance awards may be granted to officers, directors, key employees and consultants, including stock appreciation rights, restricted stock, and restricted stock units. Under the Plans, a combined total of 11,000,000 shares of common stock or other stock based awards may be granted.  To date, the Company has only issued options for shares under its Plans, which have been granted to employees, directors and consultants of the Company at fair market value at the date of grant.  Of the options that have been issued, options for 435,261 shares have been exercised and options for 9,936,345 shares remain outstanding at March 27, 2010. Generally, employee options become exercisable over periods of up to four years, and expire ten years from the date of grant.

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – observable inputs other than quoted prices in active markets for identical assets or liabilities

Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions

The only assets and liabilities subject to fair value measurement standards at March 27, 2010 and December 26, 2009 are cash equivalents and restricted cash which are based on Level 1 inputs.

2.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events as required by ASC 855, Subsequent Events, and has determined that there were no subsequent events to recognize or disclose in these financial statements except for acceleration of options for the purchase of 720,000 shares of common stock to two executives in connection with the execution of new employment contracts on April 1, 2010.  The acceleration of these options resulted in an additional expense of $48,204 recognized on April 1, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and related Notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and related Notes and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

Certain statements in this Quarterly Report on Form 10-Q, particularly statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of  the Securities Exchange Act of 1934, as amended.  The words “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  Forward-looking statements included in this Quarterly Report on Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (“SEC”), reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements.  Such future results are based upon our best estimates based upon current conditions and the most recent results of operations.  Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this Quarterly Report on Form 10-Q.  These include, but are not limited to, those described below under the heading “Factors That May Affect Future Results” and in Part II, Item 1A, “Risk Factors” as well as under Item 1A, “Risk Factors” of our most recently filed Annual Report on Form 10-K for the fiscal year ended December 26, 2009 and our other periodic reports filed with the SEC. We assume no obligation to update these forward looking statements contained in this report, whether as a result of new information, future events or otherwise.

Overview

We are a party goods retailer operating stores throughout New England, where 46 of our 51 retail stores are located, and in Florida.  We believe we are a leading brand in the party industry in the markets we serve and a leading resource in those markets for consumers seeking party goods, party planning advice and information.  We also license the name iParty.com (at www.iparty.com) to a third party in exchange for royalties, which to date have not been significant.

Our 51 retail stores are located predominantly in New England with 7 stores in Connecticut, 6 in New Hampshire, 3 in Rhode Island, 3 in Maine, 1 in Vermont, and 26 in Massachusetts, including a new store opened in December 2009 in Boston.  We also operate 5 stores in Florida.

Our stores range in size from approximately 8,000 square feet to 20,295 square feet and average approximately 10,175 square feet in size.

 We lease our properties, typically for 10 years and usually with options from our landlords to renew our leases for an additional 5 or 10 years.

The following table shows the number of stores in operation (not including temporary stores):

	For the three months ended
	Mar 27, 2010	Mar 28, 2009
Beginning of period	51	50
Openings / Acquisitions	-	-
Closings	-	-
End of period	51	50

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

During the 2009 Halloween season, we operated four temporary Halloween stores.  Three of the stores were in the greater Boston area and one in New Hampshire.  These stores featured a strategically selected assortment of Halloween related merchandise. Three of these stores were closed in early November 2009 and one was converted to a permanent store in December 2009.  During the 2008 Halloween season we operated two temporary Halloween stores in the greater Boston area, which were both closed in early November 2008.

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

First Quarter Summary

For the first quarter of 2010, our consolidated revenues were $14.8 million, compared to $14.6 million for the first quarter of 2009. The increase in first quarter revenues from the year-ago period included a 1.3% increase in comparable store sales (sales from stores open more than one year). The increase in consolidated revenue was primarily due to the increase in customer traffic and the sales from our new store in Boston, Massachusetts.  Consolidated gross profit margin was 35.7% for the first quarter of 2010 compared to a margin of 35.6% for the same period in 2009. The improvement in gross profit margin was due to increased leveraging of occupancy costs attributable to higher sales in the first quarter of 2010 compared to the first quarter of 2009. The consolidated net loss for the first quarter of 2010 was $1,485,134 or $0.07 per share, compared to a consolidated net loss of $1,715,271, or $0.08 per share, for the first quarter in 2009, a decrease of $230,137.

Acquisition and Growth Strategy

Our growth strategy for 2010 includes further development of our urban store concept, which we started in late 2009 with the opening or our Boston store, expanding the temporary Halloween store side of our business, opening one or two more new stores, and reviewing potential acquisition of other entities. Currently, we plan to open an additional store in another prime Boston retail location before the upcoming 2010 Halloween season, and we are actively reviewing sites for an expanded number of temporary Halloween stores for 2010. Any determination to open a new or temporary store or make an acquisition will be based upon a variety of factors, including, without limitation, the purchase price and other financial terms of the transaction, the business prospects, geographical location and the extent to which any new or temporary store or acquisition would enhance our prospects.

On January 2, 2008, we completed the purchase of two retail stores located in Rhode Island and a related non-compete agreement. The aggregate consideration paid was $1,350,000 plus approximately $195,000 for associated inventory. The stores were converted into iParty stores immediately following the closing of the transaction. We did not complete any other acquisitions in 2008 or 2009, although we opened two temporary Halloween stores during the fourth quarter of 2008, and four temporary Halloween stores and one new store during the fourth quarter of 2009.  The consideration for the January 2008 store acquisitions was ascribed as follows:

Fair Value at Jan 2, 2008
Non-compete agreement	$781,000
Occupancy valuation	495,000
Equipment and other	74,000
$1,350,000

Results of Operations

Fiscal year 2010 has 52 weeks and ends on December 25, 2010.  Fiscal year 2009 had 52 weeks and ended on December 26, 2009.

The first quarter of fiscal year 2010 had 13 weeks and ended on March 27, 2010.  The first quarter of fiscal year 2009 had 13 weeks and ended on March 28, 2009.

Three Months Ended March 27, 2010 Compared to Three Months Ended March 28, 2009

Revenues

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.  Our consolidated revenues for the first quarter of fiscal 2010 were $14,836,379, an increase of $267,972, or 1.8% from the first quarter of the prior fiscal year. The increase was primarily due to an increased level of consumer demand in the first quarter of 2010 compared to the first quarter of 2009, plus sales from our new store in Boston, Massachusetts.

	For the three months ended
	Mar 27, 2010	Mar 28, 2009
Revenues	$14,836,379	$14,568,407

Increase (decrease) in revenues	1.8%	(9.8%)

Comparable store sales for the quarter increased by 1.3%.

Cost of products sold and occupancy costs

Cost of products sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores.  Our cost of products sold and occupancy costs for the first quarter of fiscal 2010 were $9,534,769, or 64.3% of revenues, an increase of $152,703 and a decrease of 0.1 percentage point, as a percentage of revenues, from the first quarter of the prior fiscal year.

	For the three months ended
	Mar 27, 2010	Mar 28, 2009
Cost of products sold and occupancy costs	$9,534,769	$9,382,066

Percentage of revenues	64.3%	64.4%

As a percentage of revenues, the slight decrease in cost of products sold and occupancy costs was primarily attributable to the increased leveraging of occupancy costs related to higher sales in the first quarter of 2010 compared to the first quarter of 2009.

Marketing and sales expense

Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  Our consolidated marketing and sales expense for the first quarter of fiscal 2010 was $4,936,767, or 33.3% of revenues, a decrease of $42,551 or 0.9 percentage point, as a percentage of revenues, from the first quarter of the prior fiscal year.

	For the three months ended
	Mar 27, 2010	Mar 28, 2009
Marketing and sales	$4,936,767	$4,979,318

Percentage of revenues	33.3%	34.2%

As a percentage of revenues, the decrease in marketing and sales expense was primarily due to increased leveraging of this expense related to higher sales in the first of quarter of 2010 compared to the first quarter of 2009.

General and administrative expense

General and administrative (“G&A”) expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  Our consolidated G&A expense for the first quarter of fiscal 2010 was $1,783,814, or 12.0% of revenues, a decrease of $1,956 or 0.3 percentage point, as a percentage of revenues, from the first quarter of the prior fiscal year.

	For the three months ended
	Mar 27, 2010	Mar 28, 2009
General and administrative	$1,783,814	$1,785,770

Percentage of revenues	12.0%	12.3%

The decrease in general and administrative expense as a percentage of revenues from the first quarter of the prior fiscal year was due to the increased leveraging of these costs related to higher sales in the first quarter of 2010 compared to the first quarter of 2009.

Operating loss

Our operating loss for the first quarter of fiscal 2010 was $1,418,971, or 9.6% of revenues, as compared to an operating loss of $1,578,747, or 10.8% of revenues for the first quarter of the prior fiscal year.

Interest expense

Our interest expense in the first quarter of fiscal 2010 was $66,179, a decrease of $70,373 from the first quarter of the prior fiscal year.  The decrease in the first quarter of fiscal 2010 as compared to the prior period was primarily due to the repayment of our Highbridge Note which was paid in full on September 15, 2009 and our Amscan Note which was paid in full on September 24, 2009.   There were no principal payments on notes payable in the first quarter of 2010.

Income taxes

We have not provided for income taxes for the first quarter of fiscal 2010 or fiscal 2009 due to losses in  the three month period ended March 27, 2010 and for fiscal 2009 and the availability of net operating loss (NOL) carryforwards to eliminate federal taxable income on an annual basis. No benefit has been recognized with respect to current losses or NOL carryforwards due to the uncertainty of future taxable income beyond 2010, the assessment of which depends largely on the Company’s operating results during its fourth quarter.  The Company continues to believe it will be able to realize deferred tax of $414,687 based on estimated 2010 taxable income.

At the end of 2009, we had estimated federal net operating loss carryforwards of approximately $17.9 million, which begin to expire in 2019.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards may be subject to annual limitations based upon certain ownership changes of our stock that may have occurred or that may occur.

Net loss

Our net loss in the first quarter of fiscal 2010 was $1,485,134, or $0.07 per basic and diluted share, compared to a net loss of $1,715,271, or $0.08 per basic and diluted share, in the first quarter of the prior fiscal year.

Liquidity and Capital Resources

Our primary uses of cash are:

•	purchases of inventory, including purchases under our Supply Agreement with Amscan, as described more fully below;
•	occupancy expenses of our stores;
•	employee salaries; and
•	new store openings, including our temporary stores.

Our primary sources of cash are:

•	cash from operating activities; and
•	debt, including our line of credit and note payable.

Our prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, improve our infrastructure, respond to economic conditions, and meet contractual commitments. Based on our current operating plan, we believe that anticipated revenues from operations and borrowings available under our line of credit will be sufficient to fund our operations, working capital requirements, scheduled note payment as discussed below, and capital expenditures through the next twelve months.  In the event that our operating plan changes due to changes in our strategic plans, lower-than-expected revenues, unanticipated expenses, increased competition, unfavorable economic conditions, declines in consumer confidence and spending, or other unforeseen circumstances, our liquidity may be negatively impacted.  If so, we could be required to adjust our expenditures for 2010 to conserve working capital or raise additional capital, possibly including debt or equity financing and to fund operations and our business strategy.  Given the current state of the debt and equity markets and our capital structure, this could be difficult and expensive, and we might not be able to do so on terms acceptable to us.

Notes Payable

At the beginning of our fiscal year 2009, we had three notes payable outstanding. We refer to these notes as the Highbridge Note, the Amscan Note and the Party City Note.  For a more detailed description of these notes, we refer you to the section titled “Notes Payable” in the Notes to Consolidated Financial Statements for the year ended December 26, 2009 included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 26, 2009, as filed with the SEC on March 23, 2010. In the third quarter of 2009, we paid in full the Highbridge Note and the Amscan Note. The Highbridge note was paid off through additional borrowings under our line of credit with Wells Fargo. The Amscan Note was payable in monthly installments, the last of which was paid in September, 2009.   At March 27, 2010, only the Party City Note, with a principal balance of $600,000 remained outstanding. The full principal amount of this note is due at the note’s maturity on August 7, 2010.

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

Line of Credit

On July 1, 2009, we entered into a Second Amended and Restated Credit Agreement (the “new line”) with Wells Fargo Retail Finance, LLC (“Wells Fargo”), which amended and restated the previous revolving credit facility with Wells Fargo.  The new line continues the revolving line of credit in the amount of up to $12,500,000 and extends the maturity date for three years to July 2, 2012. As with the previous line with Wells Fargo, the new line includes an option whereby we may increase the revolving line of credit up to a maximum level of $15,000,000 at any time prior to July 2, 2011. The amount of credit that is available from time to time under the new line is determined as a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be required by Wells Fargo.

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

Our inventory consists of party supplies which are valued at the lower of moving weighted-average cost or market, which approximates FIFO (first-in, first-out) and are reduced by an allowance for obsolete and excess inventory and are further reduced or increased by other adjustments, including vendor rebates and discounts and freight costs.  Our line of credit availability calculation allows us to borrow against “acceptable inventory at cost”, which is based on our inventory at cost and applies adjustments that our lender has approved, which may be different than adjustments we use for valuing our inventory in our financial statements, such as the adjustment to reserve for inventory shortage.  The amount of “acceptable inventory at cost” was approximately $13,951,381 at March 27, 2010.

Our accounts receivable consist primarily of credit card receivables and vendor rebates receivable.  Our line of credit availability calculation allows us to borrow against “eligible credit card receivables”, which are the credit card receivables for the previous two to three days of business.  The amount of “eligible credit card receivables” was approximately $279,453 at March 27, 2010.

Our total borrowing base is determined by adding the “acceptable inventory at cost” times an agreed upon advance rate plus the “eligible credit card receivables” times an agreed upon advance rate but not to exceed our established credit limit, which was $12,500,000 at March 27, 2010.  Under the terms of our line of credit, our $12,500,000 credit limit is reduced by (1) a minimum availability block, (2) customer deposits, (3) gift certificates, (4) merchandise credits and (5) outstanding letters of credit. The amounts outstanding under our line were $2,922,565 at March 27, 2010 and $2,681,782 at March 28, 2009 an increase of $240,783. Our additional availability was $3,920,328 at March 27, 2010 and $4,389,401 at March 28, 2009.  The decrease in our additional availability is primarily due to the borrowing related to the payoff of the Highbridge Note in September 2009.

The outstanding balances under our line are classified as current liabilities in the accompanying consolidated balance sheets because we are required to apply daily lock-box receipts to reduce the amount outstanding.

As with the previous line, the new line has financial covenants that are limited to minimum availability and capital expenditures and contains various restrictive covenants, such as incurrence, payment or entry into certain indebtedness, liens, investments, acquisitions, mergers, dispositions and dividends. Under the new line, we are required to maintain a minimum availability of 7.5% of the credit limit, which is an increase from the previous requirement of 5% and, consistent with the previous line, to limit our capital expenditures to within 110% of those amounts included in our business plan, which may be updated from time to time.  At March 27, 2010, we were in compliance with these financial covenants.

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

Supply Agreement with Amscan

Our Supply Agreement with Amscan gave us the right to receive certain additional rebates and more favorable pricing terms over the term of the agreement than generally were available to us under our previous terms with Amscan.  The right to receive additional rebates, and the amount of such rebates, are subject to our achievement of increased levels of purchases and other factors provided for in the Supply Agreement.  In exchange, the Supply Agreement obligates us to purchase certain levels of merchandise from Amscan until 2012.   Beginning with calendar year 2008, the Supply Agreement requires us to purchase on an annual basis merchandise equal to the total number of our stores open during such calendar year, multiplied by $180,000.  The Supply Agreement provides for penalties in the event we fail to attain the annual purchase commitment that would require us to pay Amscan the difference between the purchases for that year and the annual purchase commitment for that year. Under the terms of the Supply Agreement, the annual purchase commitment for any individual year can be reduced for orders placed by us but not filled by the supplier.  Our purchases for 2009 fell short of the annual commitment by approximately $368,000. The supplier has agreed to allow us to roll over the shortfall amount for the year 2009 into future years’ requirements, without penalty. We are not aware of any reason that would prevent us from meeting the minimum purchase requirements, including the 2009 shortfall amount, for the remainder of the term of the Supply Agreement. Although we do not expect to incur any penalties under this Supply Agreement, if they were to occur, there could be a material adverse effect on our uses and sources of cash.

Operating, Investing and Financing Activities

Our operating activities used $837,881 during the first quarter of 2010 compared to $724,586 during the first quarter of 2009, an increase of $113,295.  The increase in cash used by operating activities was primarily due to the payment of incentive compensation and increased inventory levels, including inventory for our new Boston, Massachusetts store, partially offset by an increase in accounts payable .

We used $131,651 in investing activities during the first quarter of 2010 compared to $200,881 during the first quarter of 2009, a decrease of $69,230.  The cash invested in 2010 was primarily due to the new store opening in Boston, Massachusetts, point of sale register updates in our retail stores and other store improvements. The cash invested in 2009 was primarily due to the modification of our internal systems to improve our compliance with payment card industry data security standards and the relocation of our Walpole store to a new, larger location.

We provided $969,432 from financing activities during the first quarter of 2010 compared to $924,967 during the first quarter of 2009, an increase of $44,465.  The increase was primarily related to the repayment of the Amscan note payable in the third quarter of 2009. As a result of that repayment, we had no principal payments on notes payable during the first quarter of 2010, compared to $110,528 principal payments during the first quarter of 2009.

Contractual Obligations

Contractual obligations at March 27, 2010 were as follows:

	Payments Due By Period
		Within	Within
	Within	2 - 3	4 - 5	After
	1 Year	Years	Years	5 Years	Total
Line of credit	$2,927,338	$-	$-	$-	$2,927,338
Capital lease obligations	11,400	2,850	-	-	14,250
Notes payable	644,100	-	-	-	644,100
Supply agreement	9,558,631	12,240,000	-	-	21,798,631
Operating leases (including retail space leases)	9,429,186	15,893,229	10,351,728	9,082,685	44,756,828
Total contractual obligations	$22,570,655	$28,136,079	$10,351,728	$9,082,685	$70,141,147

In addition, at March 27, 2010, we had outstanding purchase orders totaling approximately $7,862,764 for the acquisition of inventory and non-inventory items that were scheduled for delivery after March 27, 2010.

Seasonality

Due to the seasonality of our business, sales and operating income are typically higher in the second and fourth quarters.  Our business is highly dependent upon sales of Easter, graduation and summer merchandise in the second quarter and sales of Halloween and Christmas merchandise in the fourth quarter.  We have typically operated at a loss during the first and third quarters.

Geographic Concentration

As of March 27, 2010, we operated a total of 51 stores, 46 of which are located in New England and 5 of which are located in Florida. As a result, a severe or prolonged regional recession or regional changes in demographics, employment levels, population, weather patterns, real estate market conditions, consumer confidence and spending patterns or other factors specific to the New England region or in Florida may adversely affect us more than a company that is more geographically diverse.

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

Factors That May Affect Future Results

Our business is subject to certain risks that could materially affect our financial condition, results of operations, and the value of our common stock. These risks include, but are not limited to, the ones described under Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 26, 2009, and Part II, Item 1A, “Risk Factors” contained in our Quarterly Reports on Form 10-Q, including this one, and in our periodic reports filed with the Commission.  Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that harm our business, financial condition, results of operations, or the value of our common stock.

Critical Accounting Policies

Our financial statements are based on the application of significant accounting policies, many of which require our management to make significant estimates and assumptions (see Note 2 to our consolidated financial statements for the fiscal year ended December 26, 2009 included in Item 8 of our Annual Report on Form 10-K for that fiscal year, as filed with the SEC on March 23, 2010).  We believe the following accounting policies to be those most important to the portrayal of our financial condition and operating results and those that require the most subjective judgment.  If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements.

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

The first non-compete agreement, from Party City Corporation and its affiliates, covers Massachusetts, Maine, New Hampshire, Vermont, Rhode Island, and Windsor and New London counties in Connecticut, and expires in August 2011.  The second non-compete agreement was acquired in connection with our  purchase in January 2008 of two franchised party supply stores in Lincoln and Warwick, Rhode Island.  The acquired Rhode Island stores had been operated as Party City franchise stores, and were converted to iParty stores immediately following the closing. The second non-compete agreement covers Rhode Island for five years from the date of closing and within a certain distance from our stores in the rest of New England for three years. Both non-compete agreements have an estimated life of 60 months and are subject to certain terms and conditions in their respective acquisition agreements.

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

We are not aware of any impairment indicators for any of our remaining stores at March 27, 2010.

Income Taxes

Until 2009, we have not historically recognized an income tax benefit for our losses. Accordingly, we record a valuation allowance against our deferred tax assets because of the uncertainty of future taxable income and the realizability of the deferred tax assets.  In determining if a valuation allowance against our deferred tax asset is appropriate, we consider both positive and negative evidence.  The positive evidence that we considered included: (1) we were profitable in 2009, 2007 and 2006, (2) we have achieved positive comparable store sales growth for six out of the last eight years, (3) we were able to significantly reduce store and headquarters operating expenses in 2009, and (4) we were able to use federal net operating loss deductions in each tax year from 2002 through 2008, and expect to do so for tax year 2009.  The negative evidence that we considered included: (1) we realized a net loss in 2005 and 2008, (2) our merchandise margins decreased in 2009, 2008, 2006 and 2005, (3) our future profitability is vulnerable to certain risks, including (a) the risk that we may not be able to generate significant taxable income to fully utilize our net operating loss carryforwards of approximately $17.9 million at December 26, 2009, (b) the risk of unseasonable weather and other factors in a single geographic region, New England, where our stores are concentrated, (c) the risk of being so dependent upon a single season, Halloween, for a significant amount of annual sales and profitability and (d) the risk of fluctuating prices for petroleum products, which are a key raw material for much of our merchandise and which affect our freight costs and those of our suppliers and affect our customers’ spending levels and patterns, (4) the costs that opening or acquiring new stores will put pressure on our profit margins until these stores reach maturity, (5) the expected costs of increased regulatory compliance, including, without limitation, those associated with Section 404 of the Sarbanes-Oxley Act, which will likely have a negative impact on our profitability and (6) the risk that a continued, general or perceived slowdown in the U.S economy, or uncertainty as to the economic outlook, which the U.S. and world economies have recently experienced, could continue to reduce discretionary spending or cause a shift in consumer discretionary spending to other products.

The positive evidence is strong enough for us to conclude that we will realize sufficient levels of taxable income in 2010 to support the release of a portion of the related reserves resulting in a deferred tax asset of $414,687 as of March 27, 2010 and December 26, 2009 which we continue to believe is fully realizable based on estimated 2010 taxable income. However, we believe that it is prudent for us to maintain a valuation allowance against our remaining deferred tax assets until we have a longer track record of profitability and we can reduce our exposure to the risks described above.  Should we determine that we will be able to realize our deferred tax assets in the future, an adjustment to our deferred tax assets would increase income in the period we made such a determination.

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

New Accounting Pronouncements

No new accounting pronouncements were issued during the quarter ended March 27, 2010, other than the ones disclosed in our Annual Report on Form 10-K for the period ended December 26, 2009, which was filed with the SEC on March 23, 2010, that are expected to have a material impact on our financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our market risk exposure since the filing of our Annual Report on Form 10-K for the period ended December 26, 2009, which was filed with the SEC on March 23, 2010.

Item 4.  Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer and the Chief Financial Officer of iParty (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 27, 2010, the end of the fiscal quarter to which this report relates, that iParty's disclosure controls and procedures: are effective to ensure that information required to be disclosed by iParty in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by iParty in such reports is accumulated and communicated to iParty's management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.  iParty’s disclosure controls and procedures were designed to provide a reasonable level of assurance of reaching iParty’s disclosure requirements and are effective in reaching that level of assurance.

(b)     Changes in Internal Controls.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended March 27, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings, other than ordinary routine matters incidental to our business, which we do not expect, individually or in the aggregate, to have a material effect on our financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 26, 2009, as filed with the SEC on March 23, 2010, and in our subsequent periodic reports filed with the SEC.

Item 2. Unregistered Sales of Equity and Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. (Removed and Reserved)

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
David Robertson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 10, 2010

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

Ex. 10.1	Written Summary of Executive Incentive Compensation Plan for Named Executive Officers*
Ex. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
Ex. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
Ex. 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
Ex. 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

* Filed herewith