Form 10-Q
period 2010-06-26
IPARTY CORP
filed 2010-08-09
CIK 1078383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 26, 2010

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

As of August 2, 2010, there were 23,267,507 shares of common stock, $.001 par value, outstanding.

iPARTY CORP.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
iPARTY CORP.
CONSOLIDATED BALANCE SHEETS (unaudited)

	Jun 26, 2010	Dec 26, 2009
ASSETS
Current assets:
Cash and cash equivalents	$60,950	$61,050
Restricted cash	625,108	1,056,525
Accounts receivable	771,327	688,506
Inventories, net	14,648,192	13,048,104
Prepaid expenses and other assets	226,142	174,752
Deferred income tax asset - current	70,997	70,997
Total current assets	16,402,716	15,099,934
Property and equipment, net	2,726,476	2,892,835
Intangible assets, net	1,270,531	1,606,585
Other assets	306,778	349,378
Deferred income tax asset	343,690	343,690
Total assets	$21,050,191	$20,292,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and book overdrafts	$6,555,051	$3,885,062
Accrued expenses	2,499,658	2,649,468
Current portion of capital lease obligations	9,228	9,228
Current note payable	600,000	600,000
Borrowings under line of credit	1,378,775	2,526,982
Total current liabilities	11,042,712	9,670,740

Long-term liabilities:
Capital lease obligations, net of current portion	9,227	13,841
Other liabilities	1,525,085	1,529,257
Total long-term liabilities	1,534,312	1,543,098

Commitments and contingencies

Stockholders' equity:
Convertible preferred stock - $.001 par value; 10,000,000 shares authorized,
Series B convertible preferred stock - 1,150,000 shares authorized; 422,468 and 457,468 shares issued and outstanding at June 26, 2010 and December 26, 2009, respectively (aggregate
liquidation value of $8,449,360 at June 26, 2010)	6,286,324	6,832,494
Series C convertible preferred stock - 100,000 shares authorized, issued and outstanding
(aggregate liquidation value of $2,000,000 at June 26, 2010)	1,492,000	1,492,000
Series D convertible preferred stock - 250,000 shares authorized, issued and outstanding
(aggregate liquidation value of $5,000,000 at June 26, 2010)	3,652,500	3,652,500
Series E convertible preferred stock - 533,333 shares authorized; 296,666 shares issued
and outstanding (aggregate liquidation value of $1,112,497 at June 26, 2010)	1,112,497	1,112,497
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding
(aggregate liquidation value of $500,000 at June 26, 2010)	500,000	500,000
Total convertible preferred stock	13,043,321	13,589,491

Common stock - $.001 par value; 150,000,000 shares authorized; 23,267,507 and 22,798,647
shares issued and outstanding at June 26, 2010 and December 26, 2009, respectively	23,268	22,799

Additional paid-in capital	52,968,993	52,311,059
Accumulated deficit	(57,562,415)	(56,844,765)
Total stockholders' equity	8,473,167	9,078,584
Total liabilities and stockholders' equity	$21,050,191	$20,292,422

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the three months ended		For the six months ended
	Jun 26, 2010	Jun 27, 2009	Jun 26, 2010	Jun 27, 2009
Revenues	$20,064,832	$19,569,009	$34,901,211	$34,137,416
Operating costs:
Cost of products sold and occupancy costs	11,903,928	11,691,950	21,438,697	21,074,016
Marketing and sales	5,586,561	5,441,459	10,523,328	10,420,777
General and administrative	1,735,314	1,638,221	3,519,128	3,423,991

Operating income (loss)	839,029	797,379	(579,942)	(781,368)

Interest income	18	17	34	45
Interest expense	(71,563)	(128,528)	(137,742)	(265,080)

Net income (loss)	$767,484	$668,868	$(717,650)	$(1,046,403)

Income (loss) per share:
Basic	$0.02	$0.02	$(0.03)	$(0.05)
Diluted	$0.02	$0.02	$(0.03)	$(0.05)

Weighted-average shares outstanding:
Basic	38,221,631	38,222,344	22,987,994	22,731,667
Diluted	39,528,113	38,222,344	22,987,994	22,731,667

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended
	Jun 26, 2010	Jun 27, 2009
Operating activities:

Net loss	$(717,650)	$(1,046,403)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	918,890	1,079,429
Deferred rent	(4,172)	(1,659)
Non-cash stock-based compensation expense	112,529	77,517
Loss on disposal of property and equipment	-	1,430
Non cash warrant expense	(296)	96,522
Changes in operating assets and liabilities:
Accounts receivable	(82,821)	102,543
Inventories, net	(1,600,088)	(535,373)
Prepaid expenses and other assets	(51,419)	(166,314)
Accounts payable and book overdrafts	2,669,989	2,373,073
Accrued expenses	(149,810)	(201,786)
Net cash provided by operating activities	1,095,152	1,778,979

Investing activities:

Purchase of property and equipment	(373,848)	(224,207)
Net cash used in investing activities	(373,848)	(224,207)

Financing activities:

Net repayments under line of credit	(1,148,207)	(1,434,103)
Principal payments on notes payable	-	(279,727)
Decrease in restricted cash	431,417	167,309
Principal payments on capital lease obligations	(4,614)	(8,751)
Net cash used in financing activities	(721,404)	(1,555,272)

Net decrease in cash and cash equivalents	(100)	(500)

Cash and cash equivalents, beginning of period	61,050	60,250

Cash and cash equivalents, end of period	$60,950	$59,750

Supplemental disclosure of non-cash financing activities:

Conversion of Series B convertible preferred stock to common stock	$520,800	$-

Acquisition of equipment under capital lease	$-	$29,990

Disposal of property and equipment	$-	$28,168

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 26, 2010
(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

The interim consolidated financial statements as of June 26, 2010 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.  The consolidated balance sheet at December 26, 2009 has been derived from the audited consolidated financial statements at that date.  Operating results for the Company on a quarterly basis may not be indicative of the results for the entire year due, in part, to the seasonality of the party goods industry.  Historically, higher revenues and operating income have been experienced in the second and fourth fiscal quarters, while the Company has generated losses in the first and third quarters.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K, for the year ended December 26, 2009.

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

Concentrations

The Company purchases its inventory from a diverse group of vendors. Five suppliers account for approximately 49.0% of the Company’s purchases of merchandise for the six months ended June 26, 2010, but the Company does not believe that it is overly dependent upon any single source for its merchandise, as the Company often uses more than one vendor for similar kinds of products.  The Company entered into a Supply Agreement with its largest supplier on August 7, 2006. Beginning with calendar year 2008, the Supply Agreement requires the Company to purchase on an annual basis merchandise equal to the total number of stores open during such calendar year, multiplied by $180,000.  The Supply Agreement provides for penalties in the event the Company fails to attain the annual purchase commitment that would require the Company to pay the difference between the purchases for that year and the annual purchase commitment for that year.    Purchases for 2009 fell short of the annual commitment by approximately $368,000. The supplier agreed to allow the Company to roll over this shortfall amount for the year 2009 into future years’ requirements without penalty. The Company is not aware of any reason that would prevent it from meeting the minimum purchase requirements, including the 2009 shortfall amount, during the remainder of the term of the Supply Agreement.

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

The Company uses controlled disbursement banking arrangements as part of its cash management program.  Outstanding checks, which were included in accounts payable and book overdrafts, totaled $707,783 at June 26, 2010 and $197,948 at December 26, 2009.

Restricted cash represents funds on deposit established for the benefit of and under the control of Wells Fargo Retail Finance LLC, the Company’s lender under its line of credit, and constitutes collateral for amounts outstanding under this line.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments.  The fair value of borrowings under the Company’s line of credit approximates the carrying value because the debt bears interest at a variable market rate.  The fair value of the capital lease obligations approximates the carrying value.  The fair value of the note payable approximates the carrying value based on the short-term maturity.  The fair value of the warrants issued in 2006 was determined by using the Black-Scholes model (volatility of 108%, risk free rate of 4.73% and expected life of five years).  The fair value of the warrants issued in 2008 was also determined by using the Black-Scholes model (volatility of 108%, risk free rate of 2.57% and expected life of five years).

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

The activity in the allowance for obsolete and excess inventory is as follows:

	Six months ended	Twelve months ended
	Jun 26, 2010	Dec 26, 2009
Beginning balance	$900,917	$942,587
Increases to reserve	150,000	280,000
Write-offs against reserve	-	(321,670)
Ending balance	$1,050,917	$900,917

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

As of June 26, 2010, there were 26,715,926 potential additional common share equivalents outstanding, which were not included in the calculation of diluted net loss per share for the six months then ended because their effect would be anti-dilutive.  These included 14,934,797 shares upon the conversion of the Company’s Series B-F preferred stock, 2,083,334 shares upon the exercise of a warrant with an exercise price of $0.475 per share, 100,000 shares upon the exercise of warrants with a weighted average exercise price of $1.50 per share and 9,597,795 shares upon the exercise of stock options with a weighted average exercise price of $0.38 per share.

Stock- Based Compensation Expense

The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based compensation.  The Black-Scholes model requires the Company to make several subjective assumptions, including the estimated length of time employees will retain their vested stock options before exercising them (“expected term”), and the estimated volatility of the Company’s common stock price over the expected term, which is based on historical volatility of the Company’s common stock over a time period equal to the expected term.  The Black-Scholes model also requires a risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of the grant, and the dividend yield on the Company’s common stock, which is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future.  Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related expense recognized in the consolidated statements of operations.  The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period of each grant.

The stock-based compensation expense recognized by the Company was:

	For the three months ended		For the six months ended
	Jun 26, 2010	Jun 27, 2009	Jun 26, 2010	Jun 27, 2009
Stock-Based Compensation Expense	$71,774	$39,523	$112,529	$77,517

Stock-based compensation expense is included in general and administrative expense and had no impact on cash flow from operations and cash flow from financing activities for the three months and six months ended June 26, 2010.

On May 27, 2009, the Company’s stockholders approved a new equity incentive plan entitled the 2009 Stock Incentive Plan (the “2009 Plan”).  The Company no longer grants equity awards under its former equity incentive plan,  the Amended and Restated 1998 Incentive and Nonqualified Stock Option Plan (the “1998 Plan” and with the 2009 Plan, the “Plans”).

Under the 2009 Plan, options to acquire shares of common stock may be granted to officers, directors, key employees and consultants.   The exercise price for qualified incentive options and non-qualified options cannot be less than the fair market value of the stock on the grant date, as determined by the Company’s Board of Directors. In addition, other stock-based and performance awards may be granted to officers, directors, key employees and consultants, including stock appreciation rights, restricted stock, and restricted stock units. Under the Plans, a combined total of 11,000,000 shares of common stock or other stock-based awards may be granted.  To date, the Company has only issued options for shares under its Plans, which have been granted to employees, directors and consultants of the Company at fair market value at the date of grant.  Of the options that have been issued, options for 435,261 shares have been exercised and options for 9,597,795 shares remain outstanding at June 26, 2010. Generally, employee options become exercisable over periods of up to four years, and expire ten years from the date of grant.

The Company granted options for the purchase of an aggregate of 502,320 shares of common stock to key employees and each of the four independent members of the Board of Directors on June 2, 2010 at an exercise price of $0.30 per share.  The Company granted options for the purchase of an aggregate 165,000 shares of common stock to key employees on March 11, 2010 at an exercise price of $0.41 per share.  The Company granted options for the purchase of an aggregate of 1,085,000 shares of common stock to key employees, including its executive officers, and each of the four independent members of the Board of Directors on May 27, 2009 at an exercise price of $0.11 per share.  In addition, the Company granted options for the purchase of an aggregate of 200,000 shares of common stock to its Chief Financial Officer on March 4, 2009 at an exercise price of $0.07 per share.  The grant date fair value using the Black-Scholes option pricing model of the options granted on June 2, 2010 was $0.25, was $0.34 per share for the options granted on March 11, 2010, was $0.09 per share for the options granted on May 27, 2009 and was $0.06 per share for the options granted on March 4, 2009. The fair value of the options at the date of the grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended		For the six months ended
	Jun 26, 2010	Jun 27, 2009	Jun 26, 2010	Jun 27, 2009
Risk-free interest rate	2.14%	2.30%	2.21%	2.23%
Expected volatility	107.93%	110.09%	107.92%	109.52%
Weighted average expected life (in years)	6.25	6.25	6.25	6.25
Expected dividends	0.00%	0.00%	0.00%	0.00%

On April 1, 2010, in accordance with the related provisions of new employment contracts executed as of that date, options to purchase 720,000 shares of common stock granted on May 27, 2009 to the Company’s Chief Executive Officer and Senior Vice President – Merchandising and Marketing were accelerated and became fully vested.  The acceleration of the options resulted in immediate recognition of expense in the amount of $48,204.

A summary of the Company's stock options is as follows:

						Weighted
	Number	Weighted				Average
	of	Average				Remaining	Aggregate
	Stock	Exercise	Price			Life	Intrinsic
	Options	Price	Range			(Years)	Value
Outstanding - December 26, 2009	10,034,761	$0.45	$0.07	-	$4.25
Granted	667,320	0.33	0.30	-	0.41
Expired/Forfeited	(1,104,286)	1.03	0.36	-	4.25
Exercised	-	-	-	-	-
Outstanding - June 26, 2010	9,597,795	$0.38	$0.07	-	$1.33	4.2	$426,443

Exercisable - June 26, 2010	8,402,970	$0.39	$0.07	-	$1.33	3.5	$359,443

Available for grant - June 26, 2010	966,944

The following table summarizes information for options outstanding and exercisable at June 26, 2010:

			Outstanding			Exercisable
				Weighted
			Number	Average	Weighted	Number	Weighted
			of	Remaining	Average	of	Average
			Stock	Life	Exercise	Stock	Exercise
Price Range			Options	(Years)	Price	Options	Price
$0.07	-	$0.20	1,393,350	8.2	$0.11	1,072,101	$0.12
0.21	-	0.30	3,913,617	2.3	0.26	3,361,299	0.25
0.31	-	0.50	2,463,620	5.1	0.39	2,142,362	0.39
0.51	-	1.00	1,788,908	4.1	0.80	1,788,908	0.80
1.01	-	1.33	38,300	3.5	1.13	38,300	1.13
Total			9,597,795	4.2	$0.38	8,402,970	$0.39

The remaining unrecognized stock-based compensation expense related to unvested awards at June 26, 2010 was $258,178 and the period of time over which this expense will be recognized is 3.94 years.

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

Intangible assets as of June 26, 2010 and December 26, 2009 were:

	Jun 26, 2010	Dec 26, 2009
Non-compete agreements	$2,358,540	$2,358,540
Occupancy valuations	944,716	944,716
Other	157,855	157,855

Intangible assets	3,461,111	3,461,111

Less: accumulated amortization	(2,190,580)	(1,854,526)

Intangible assets, net	$1,270,531	$1,606,585

Amortization expense for these intangible assets was:

	For the three months ended		For the six months ended
	Jun 26, 2010	Jun 27, 2009	Jun 26, 2010	Jun 27, 2009
Amortization expense	$168,027	$174,277	$336,054	$348,554

The Company reviews each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  The Company’s review considers store operating results, future sales growth and cash flows.  As of June 26, 2010, the Company has not identified any indicators of impairment based on its review of each of its stores’ operations and, accordingly, does not believe that any of its remaining long-lived assets are impaired.

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

On August 7, 2006, the Company entered into a Supply Agreement with Amscan Inc. (“Amscan”), the largest supplier in the party goods industry.  For a description of the Supply Agreement, refer to the Concentrations paragraph above in this Note 1. On August 7, 2006, the Company also entered into and simultaneously closed an Asset Purchase Agreement with Party City Corporation, an affiliate of Amscan, pursuant to which the Company acquired a Party City retail party goods store in Peabody, Massachusetts and received a five-year non-competition covenant from Party City covering Massachusetts, Maine, New Hampshire, Vermont, Rhode Island and Windsor and New London counties in Connecticut , for aggregate consideration of $2,450,000, payable by a subordinated note in the principal amount of $600,000, which is the Party City Note defined above, and $1,850,000 in cash.

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

The Agreement has financial covenants that are limited to minimum availability and capital expenditures and contains a number of restrictive covenants, such as incurrence, payment or entry into certain indebtedness, liens, investments, acquisitions, mergers, dispositions and dividends. The Company is required to maintain a minimum availability under the line of 7.5% of the credit limit.  At the current credit limit of $12,500,000, the minimum availability is $937,500.  The Company is also required to limit its capital expenditures to within 110% of those amounts included in its business plan, which may be updated from time to time.  At June 26, 2010, the Company was in compliance with all debt covenants.  The Agreement also includes a 0.5% unused line fee.  The line generally prohibits the payment of any dividends or other distributions to any of the Company’s classes of capital stock.

The amounts outstanding under the line as of June 26, 2010 and December 26, 2009 were $1,378,775 and $2,526,982, respectively.  The interest rate on these borrowings was 6.50% at June 26, 2010 and 6.25% at December 26, 2009.  The outstanding balances under the line are classified as current liabilities in the accompanying Consolidated Balance Sheets since the Company is required to apply daily lock box receipts to reduce the amount outstanding.  At June 26, 2010, the Company had approximately $6,357,284 of additional availability under the line.

Stockholders’ Equity

During the six months ended June 26, 2010, there were no exercises of stock options or warrants, and 468,860 shares of common stock were issued upon conversion of 35,000 shares of Series B convertible preferred stock.

On May 27, 2009, the Company’s stockholders approved an amendment to the Company's Restated Certificate of Incorporation to authorize the Board of Directors to implement a reverse stock split, pursuant to which the existing shares of the Company's common stock would be combined into new shares of the Company's common stock at an exchange ratio ranging between one-for-five and one-for-thirty, with the exchange ratio to be determined by the Board of Directors (the "Reverse Stock Split").  With the approval of the Reverse Stock Split, the Board of Directors had the authority, but not the obligation, to effect the Reverse Stock Split at any time prior to the date of the 2010 Annual Meeting of Stockholders, without further approval or authorization of stockholders.  The authority to effect the Reverse Stock Split expired on June 2, 2010, the date of the Company’s 2010 Annual Meeting of Stockholders.

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – observable inputs other than quoted prices in active markets for identical assets or liabilities

Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions

The only assets and liabilities subject to fair value measurement standards at June 26, 2010 and December 26, 2009 are cash equivalents and restricted cash which are based on Level 1 inputs, and certain warrants issued in connection with investor relations services, which are based on level 2 inputs.

2.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events as required by ASC 855, Subsequent Events, and has determined that there were two subsequent events requiring disclosure in these interim consolidated financial statements.

On July 1, 2010, options for the purchase of 675,000 shares of common stock were granted to two of the Company’s executives, pursuant to their new employment contracts executed on April 1, 2010.

On August 6, 2010, the Company paid to Party City Corporation the full principal amount of the Party City Note plus accrued interest, in accordance with the terms of that note. The total amount of the payment was $607,450.68. For a description of the Party City Note, refer to the Notes Payable paragraph above in Note 1.

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

Certain statements in this Quarterly Report on Form 10-Q, particularly statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of  the Securities Exchange Act of 1934, as amended.  The words “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  Forward-looking statements included in this Quarterly Report on Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (“SEC”), reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements.  Such future results are based upon our best estimates based upon current conditions and the most recent results of operations.  Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this Quarterly Report on Form 10-Q.  These include, but are not limited to, those described below under the heading “Factors That May Affect Future Results” and in our most recently filed Annual Report on Form 10-K for the fiscal year ended December 26, 2009 and our other periodic reports filed with the SEC. We assume no obligation to update these forward looking statements contained in this report, whether as a result of new information, future events or otherwise.

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

We lease our properties, typically for 10 years and usually with options from our landlords to renew our leases for an additional 5 or 10 years.

The following table shows the number of stores in operation (not including temporary stores):

	For the six months ended
	Jun 26, 2010	Jun 27, 2009
Beginning of period	51	50
Openings / Acquisitions	-	-
Closings	-	-
End of period	51	50

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

During the 2009 Halloween season, we operated four temporary Halloween stores.  Three of the stores were in the greater Boston area and one in New Hampshire.  These stores featured a strategically selected assortment of Halloween related merchandise. Three of these stores were closed in early November 2009 and one was converted to a permanent store in December 2009.  During the 2008 Halloween season, we operated two temporary Halloween stores in the greater Boston area, which were both closed in early November 2008.

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

Second Quarter Summary

For the second quarter of 2010, our consolidated revenues were $20.1 million, compared to $19.6 million for the second quarter of 2009. The increase in second quarter revenues from the year-ago period included a 1.4% increase in comparable store sales (sales from stores open more than one year). The increase in consolidated revenue was primarily due to the increase in sales transactions in our 50 base stores and the sales from our new store in Boston, Massachusetts.  Consolidated gross profit margin was 40.7% for the second quarter of 2010 compared to a margin of 40.3% for the same period in 2009. The improvement in gross profit margin was due to increased leveraging of occupancy costs attributable to higher sales in the second quarter of 2010 compared to the second quarter in 2009. The consolidated net income for the second quarter of 2010 was $767,484 or $0.02 per share, compared to consolidated net income of $668,868, or $0.02 per share, for the second quarter in 2009, an increase of $98,616.

Acquisition and Growth Strategy

Our growth strategy for 2010 includes further development of our urban store concept, which we started in late 2009 with the opening of our Boston store, expanding the temporary Halloween store side of our business and reviewing potential acquisition of other entities. We are on schedule to open an additional store in another prime Boston retail location before the upcoming 2010 Halloween season which will further develop our urban store concept.  We have also secured several prime locations for our temporary stores for the upcoming Halloween season as we look to expand this side of our business. Any determination to open a new or temporary store or make an acquisition will be based upon a variety of factors, including, without limitation, the purchase price and other financial terms of the transaction, the business prospects, geographical location and the extent to which any new or temporary store or acquisition would enhance our prospects.

We did not complete any acquisitions in 2009, although we did open four temporary Halloween stores and one new store during the third and fourth quarters of that year.

Results of Operations

Fiscal year 2010 has 52 weeks and ends on December 25, 2010.  Fiscal year 2009 had 52 weeks and ended on December 26, 2009.

The second quarter of fiscal year 2010 had 13 weeks and ended on June 26, 2010.  The second quarter of fiscal year 2009 had 13 weeks and ended on June 27, 2009.

Three Months Ended June 26, 2010 Compared to Three Months Ended June 27, 2009

Revenues

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.  Our consolidated revenues for the second quarter of fiscal 2010 were $20,064,832, an increase of $495,823, or 2.5% from the second quarter of the prior fiscal year. The increase was primarily due to an increased number of sales transactions in our comparable stores in the second quarter of 2010 compared to the second quarter of 2009, plus sales from our new store in Boston, Massachusetts.

	For the three months ended
	Jun 26, 2010	Jun 27, 2009
Revenues	$20,064,832	$19,569,009

Increase (decrease) in revenues	2.5%	(2.7%)

Comparable store sales for the quarter increased by 1.4%.

Cost of products sold and occupancy costs

Cost of products sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores.  Our cost of products sold and occupancy costs for the second quarter of fiscal 2010 were $11,903,928, or 59.3% of revenues, an increase of $211,978 and a decrease of 0.4 percentage points, as a percentage of revenues, from the second quarter of the prior fiscal year.

	For the three months ended
	Jun 26, 2010	Jun 27, 2009
Cost of products sold and occupancy costs	$11,903,928	$11,691,950

Percentage of revenues	59.3%	59.7%

As a percentage of revenues, the slight decrease in cost of products sold and occupancy costs was primarily attributable to improved product sales mix in the second quarter of 2010 compared to the second quarter of 2009.

Marketing and sales expense

Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  Our consolidated marketing and sales expense for the second quarter of fiscal 2010 was $5,586,561, or 27.8% of revenues, an increase of $145,102 from the second quarter of the prior fiscal year.

	For the three months ended
	Jun 26, 2010	Jun 27, 2009
Marketing and sales	$5,586,561	$5,441,459

Percentage of revenues	27.8%	27.8%

General and administrative expense

General and administrative (“G&A”) expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  Our consolidated G&A expense for the second quarter of fiscal 2010 was $1,735,314, or 8.6% of revenues, an increase of $97,093 or 0.2 percentage points, as a percentage of revenues, from the second quarter of the prior fiscal year.

	For the three months ended
	Jun 26, 2010	Jun 27, 2009
General and administrative	$1,735,314	$1,638,221

Percentage of revenues	8.6%	8.4%

The increase in general and administrative expense as a percentage of revenues from the second quarter of the prior fiscal year was primarily due to an increase in the accrual of incentive compensation in the second quarter of 2010 compared to the second quarter of 2009.

Operating income

Our operating income for the second quarter of fiscal 2010 was $839,029, or 4.2% of revenues, as compared to an operating income of $797,379, or 4.1% of revenues for the second quarter of the prior fiscal year.

Interest expense

Our interest expense in the second quarter of fiscal 2010 was $71,563, a decrease of $56,965 from the second quarter of the prior fiscal year.  The decrease in the second quarter of fiscal 2010 as compared to the prior period was primarily due to the repayment of our Highbridge Note which was paid in full on September 15, 2009 and our Amscan Note which was paid in full on September 24, 2009.   There were no principal payments on notes payable in the second quarter of 2010.

Income taxes

We have not provided for income taxes for the second quarter of fiscal 2010 or fiscal 2009 due to losses in  the six month period ended June 26, 2010 and the six month period ended June 27, 2009 and the availability of net operating loss (NOL) carryforwards to eliminate federal taxable income on an annual basis. No benefit has been recognized with respect to current losses or NOL carryforwards in these periods due to the uncertainty of future taxable income beyond 2010, the assessment of which depends largely on our operating results during our fourth quarter.  We continue to believe we will be able to realize the deferred tax asset of $414,687 based on estimated 2010 taxable income.

At the end of 2009, we had estimated federal net operating loss carryforwards of approximately $17.9 million, which begin to expire in 2019.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards may be subject to annual limitations based upon certain ownership changes of our stock that may have occurred or that may occur.

Net income

Our net income in the second quarter of fiscal 2010 was $767,484, or $0.02 per basic and diluted share, compared to a net income of $668,868, or $0.02 per basic and diluted share, in the second quarter of the prior fiscal year.

Six months Ended June 26, 2010 Compared to Six months Ended June 27, 2009

Revenues

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.  Our consolidated revenues for the first six months of fiscal 2010 were $34,901,211, an increase of $763,795, or 2.2% from the first six months of the prior fiscal year. The increase was primarily due to an increased number of sales transactions in our comparable stores in the first six months of 2010 compared to the first six months of 2009, plus sales from our new store in Boston, Massachusetts.

	For the six months ended
	Jun 26, 2010	Jun 27, 2009
Revenues	$34,901,211	$34,137,416

Increase (decrease) in revenues	2.2%	(5.8%)

Comparable store sales for the six months increased by 1.3%.

Cost of products sold and occupancy costs

Cost of products sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores.  Our cost of products sold and occupancy costs for the first six months of fiscal 2010 were $21,438,697, or 61.4% of revenues, an increase of $364,681 and a decrease of 0.3 percentage points, as a percentage of revenues, from the first six months of the prior fiscal year.

	For the six months ended
	Jun 26, 2010	Jun 27, 2009
Cost of products sold and occupancy costs	$21,438,697	$21,074,016

Percentage of revenues	61.4%	61.7%

As a percentage of revenues, the slight decrease in cost of products sold and occupancy costs was primarily attributable to improved product sales mix and the increased leveraging of occupancy costs related to higher sales in the first six months of 2010 compared to the first six months of 2009.

Marketing and sales expense

Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  Our consolidated marketing and sales expense for the first six months of fiscal 2010 was $10,523,328, or 30.2% of revenues, an increase of $102,551 or a decrease of 0.3 percentage points, as a percentage of revenues, from the first six months of the prior fiscal year.

	For the six months ended
	Jun 26, 2010	Jun 27, 2009
Marketing and sales	$10,523,328	$10,420,777

Percentage of revenues	30.2%	30.5%

As a percentage of revenues, the decrease in marketing and sales expense was primarily due to increased leveraging of this expense related to higher sales in the first six months of 2010 compared to the first six months of 2009.

General and administrative expense

General and administrative (“G&A”) expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  Our consolidated G&A expense for the first six months of fiscal 2010 was $3,519,128, or 10.1% of revenues, an increase of $95,137 or 0.1 percentage point, as a percentage of revenues, from the first six months of the prior fiscal year.

	For the six months ended
	Jun 26, 2010	Jun 27, 2009
General and administrative	$3,519,128	$3,423,991

Percentage of revenues	10.1%	10.0%

The increase in general and administrative expense as a percentage of revenues was primarily due to an increase in the accrual of incentive compensation in the first six months of 2010 compared to the first six months of 2009.

Operating loss

Our operating loss for the first six months of fiscal 2010 was $579,942, or 1.7% of revenues, as compared to an operating loss of $781,368, or 2.3% of revenues for the first six months of the prior fiscal year.

Interest expense

Our interest expense in the first six months of fiscal 2010 was $137,742, a decrease of $127,338 from the first six months of the prior fiscal year.  The decrease in the first six months of fiscal 2010 as compared to the prior period was primarily due to the repayment of our Highbridge Note which was paid in full on September 15, 2009 and our Amscan Note which was paid in full on September 24, 2009.   There were no principal payments on notes payable in the first six months of 2010.

Income taxes

We have not provided for income taxes for the first six months of fiscal 2010 or fiscal 2009 due to losses in  the six month period ended June 26, 2010 and for the six month period ended June 27, 2009 and the availability of net operating loss (NOL) carryforwards to eliminate federal taxable income on an annual basis. No benefit has been recognized with respect to current losses or NOL carryforwards in these periods due to the uncertainty of future taxable income beyond 2010, the assessment of which depends largely on our operating results during our fourth quarter.  We continue to believe we will be able to realize the deferred tax asset of $414,687 based on estimated 2010 taxable income.

At the end of 2009, we had estimated federal net operating loss carryforwards of approximately $17.9 million, which begin to expire in 2019.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards may be subject to annual limitations based upon certain ownership changes of our stock that may have occurred or that may occur.

Net loss

Our net loss in the first six months of fiscal 2010 was $717,650, or $0.03 per basic and diluted share, compared to a net loss of $1,046,403, or $0.05 per basic and diluted share, in the first six months of the prior fiscal year.

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

Notes Payable

At the beginning of our fiscal year 2009, we had three notes payable outstanding. We refer to these notes as the Highbridge Note, the Amscan Note and the Party City Note.  For a more detailed description of these notes, we refer you to the section titled “Notes Payable” in the Notes to Consolidated Financial Statements for the year ended December 26, 2009 included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 26, 2009, as filed with the SEC on March 23, 2010. In the third quarter of 2009, we paid in full the Highbridge Note and the Amscan Note. The Highbridge note was paid off through additional borrowings under our line of credit with Wells Fargo. The Amscan Note was payable in monthly installments, the last of which was paid in September, 2009.   At June 26, 2010, only the Party City Note, with a principal balance of $600,000, remained outstanding. The full principal amount of this note was due at the note's maturity on August 7, 2010, which we paid in full with accured interest on August 6, 2010.

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

Our inventory consists of party supplies which are valued at the lower of moving weighted-average cost or market, which approximates FIFO (first-in, first-out) and are reduced by an allowance for obsolete and excess inventory and are further reduced or increased by other adjustments, including vendor rebates, discounts and freight costs.  Our line of credit availability calculation allows us to borrow against “acceptable inventory at cost”, which is based on our inventory at cost and applies adjustments that our lender has approved, which may be different than adjustments we use for valuing our inventory in our financial statements, such as the adjustment to reserve for inventory shortage.  The amount of “acceptable inventory at cost” was approximately $14,973,743 at June 26, 2010.

Our accounts receivable consist primarily of credit card receivables and vendor rebates receivable.  Our line of credit availability calculation allows us to borrow against “eligible credit card receivables”, which represent the credit card sales for the previous two to three days of business.  The amount of “eligible credit card receivables” was approximately $198,254 at June 26, 2010.

Our total borrowing base is determined by adding the “acceptable inventory at cost” times an agreed upon advance rate plus the “eligible credit card receivables” times an agreed upon advance rate but not to exceed our established credit limit, which was $12,500,000 at June 26, 2010.  Under the terms of our line of credit, our $12,500,000 credit limit is reduced by (1) a minimum availability block, (2) customer deposits, (3) gift certificates, (4) merchandise credits and (5) outstanding letters of credit. The amounts outstanding under our line were $1,378,775 at June 26, 2010 and $515,916 at June 27, 2009 an increase of $862,859. Our additional availability was $6,357,284 at June 26, 2010 and $7,058,844 at June 27, 2009.  The decrease in our additional availability is primarily due to the borrowing related to the payoff of the Highbridge Note in September 2009.

The outstanding balances under our line are classified as current liabilities in the accompanying consolidated balance sheets because we are required to apply daily lock-box receipts to reduce the amount outstanding.

As with the previous line, the new line has financial covenants that are limited to minimum availability and capital expenditures and contains various restrictive covenants, such as incurrence, payment or entry into certain indebtedness, liens, investments, acquisitions, mergers, dispositions and dividends. Under the new line, we are required to maintain a minimum availability of 7.5% of the credit limit, which is an increase from the previous requirement of 5% and, consistent with the previous line, to limit our capital expenditures to within 110% of those amounts included in our business plan, which may be updated from time to time.  At June 26, 2010, we were in compliance with these financial covenants.

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

Operating, Investing and Financing Activities

Our operating activities provided $1,095,152 during the first six months of 2010 compared to $1,778,979 during the first six months of 2009, a decrease of $683,827.  The decrease in cash provided by operating activities was primarily due to increased inventory levels, including inventory for our new Boston, Massachusetts store, partially offset by an increase in accounts payable.

We used $373,848 in investing activities during the first six months of 2010 compared to $224,207 during the first six months of 2009, an increase of $149,641.  The cash invested in 2010 was primarily due to the new store opening in Boston, Massachusetts, point of sale equipment replacement in our retail stores and other store improvements. The cash invested in 2009 was primarily for the modification of our internal systems to improve our compliance with payment card industry data security standards and the relocation of our Walpole store to a new, larger location.

We used $721,404 from financing activities during the first six months of 2010 compared to $1,555,272 during the first six months of 2009, a decrease of $833,868.  The decrease was due in roughly equal parts to the following factors in 2010 compared to 2009: 1) lower net repayments on our revolving line of credit, 2) a larger decrease in restricted cash and 3) the absence of principal payments on notes because of the payoff in 2009 of the Amscan Note.

Contractual Obligations

Contractual obligations at June 26, 2010 were as follows:

	Payments Due By Period
		Within	Within
	Within	2 - 3	4 - 5	After
	1 Year	Years	Years	5 Years	Total
Line of credit	$1,379,931	$-	$-	$-	$1,379,931
Capital lease obligations	11,400	11,400	-	-	22,800
Notes payable	625,776	-	-	-	625,776
Supply agreement	8,900,703	13,770,000	-	-	22,670,703
Operating leases (including retail space leases)	9,808,352	16,211,408	10,721,816	10,172,641	46,914,217
Total contractual obligations	$20,726,162	$29,992,808	$10,721,816	$10,172,641	$71,613,427

In addition, at June 26, 2010, we had outstanding purchase orders totaling approximately $10,822,634 for the acquisition of inventory and non-inventory items that were scheduled for delivery after June 26, 2010.

Seasonality

Due to the seasonality of our business, sales and operating income are typically higher in the second and fourth quarters.  Our business is highly dependent upon sales of Easter, graduation and summer merchandise in the second quarter and sales of Halloween and Christmas merchandise in the fourth quarter.  We have typically operated at a loss during the first and third quarters.

Geographic Concentration

As of June 26, 2010, we operated a total of 51 stores, 46 of which are located in New England and 5 of which are located in Florida. As a result, a severe or prolonged regional recession or regional changes in demographics, employment levels, population, weather patterns, real estate market conditions, consumer confidence and spending patterns or other factors specific to the New England region or in Florida may adversely affect us more than a company that is more geographically diverse.

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

Factors That May Affect Future Results

Our business is subject to certain risks that could materially affect our financial condition, results of operations, and the value of our common stock. These risks include, but are not limited to, the ones described under Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 26, 2009, and Part II, Item 1A, “Risk Factors” contained in our Quarterly Reports on Form 10-Q, including this one, and in our other reports filed with the Commission.  Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that harm our business, financial condition, results of operations, or the value of our common stock.

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

We are not aware of any impairment indicators for any of our stores at June 26, 2010.

Income Taxes

Until 2009, we have not historically recognized an income tax benefit for our losses. Accordingly, we have recorded a valuation allowance against our deferred tax assets because of the uncertainty of future taxable income and the realizability of the deferred tax assets.  In determining if a valuation allowance against our deferred tax asset is appropriate, we consider both positive and negative evidence.  The positive evidence that we considered included: (1) we were profitable in 2009, 2007 and 2006, (2) we have achieved positive comparable store sales growth for six out of the last eight years, (3) we were able to significantly reduce store and headquarters operating expenses in 2009, and (4) we were able to use federal net operating loss deductions in each tax year from 2002 through 2008, and expect to do so for tax year 2009.  The negative evidence that we considered included: (1) we realized a net loss in 2005 and 2008, (2) our merchandise margins decreased in 2009, 2008, 2006 and 2005, (3) our future profitability is vulnerable to certain risks, including (a) the risk that we may not be able to generate significant taxable income to fully utilize our net operating loss carryforwards of approximately $17.9 million at December 26, 2009, (b) the risk of unseasonable weather and other factors in a single geographic region, New England, where our stores are concentrated, (c) the risk of being so dependent upon a single season, Halloween, for a significant amount of annual sales and profitability and (d) the risk of fluctuating prices for petroleum products, which are a key raw material for much of our merchandise and which affect our freight costs and those of our suppliers and affect our customers’ spending levels and patterns, (4) the costs that opening or acquiring new stores will put pressure on our profit margins until these stores reach maturity, (5) the expected costs of increased regulatory compliance, including, without limitation, those associated with Section 404 of the Sarbanes-Oxley Act, which will likely have a negative impact on our profitability and (6) the risk that a continued, general or perceived slowdown in the U.S economy, or uncertainty as to the economic outlook, which the U.S. and world economies have recently experienced, could continue to reduce discretionary spending or cause a shift in consumer discretionary spending to other products.

The positive evidence was strong enough for us to conclude that we will realize sufficient levels of taxable income in 2010 to support the release of a portion of the related valuation allowance resulting in a deferred tax asset of $414,687 as of December 26, 2009 which we continue to believe is fully realizable based on estimated 2010 taxable income as of June 26, 2010. However, we believe that it is prudent for us to maintain a valuation allowance against our remaining deferred tax assets until we have a longer track record of profitability and we can reduce our exposure to the risks described above.  Should we determine that we will be able to realize additional deferred tax assets in the future, an adjustment to our deferred tax assets would increase income in the period in which we make such a determination.

Stock-Based Compensation Expense

We use the Black-Scholes option pricing model to determine the fair value of stock-based compensation.  The Black-Scholes model requires us to make several subjective assumptions, including the estimated length of time employees will retain their vested stock options before exercising them (“expected term”), and the estimated volatility of our common stock price over the expected term, which is based on historical volatility of our common stock over a time period equal to the expected term.  The Black-Scholes model also requires a risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of the grant, and the dividend yield on our common stock, which is assumed to be zero since we do not pay dividends and have no current plans to do so in the future.  Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related expense recognized in the Consolidated Statements of Operations.  We recognize stock-based compensation expense on a straight-line basis over the vesting period of each grant.

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

New Accounting Pronouncements

No new accounting pronouncements were issued during the quarter ended June 26, 2010 that are expected to have a material impact on our financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our market risk exposure since the filing of our Annual Report on Form 10-K for the period ended December 26, 2009, which was filed with the SEC on March 23, 2010.

Item 4.  Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer and the Chief Financial Officer of iParty (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 26, 2010, the end of the fiscal quarter to which this report relates, that iParty's disclosure controls and procedures: are effective to ensure that information required to be disclosed by iParty in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by iParty in such reports is accumulated and communicated to iParty's management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.  iParty’s disclosure controls and procedures were designed to provide a reasonable level of assurance of reaching iParty’s disclosure requirements and are effective in reaching that level of assurance.

(b)     Changes in Internal Controls.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended June 26, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
David Robertson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 9, 2010

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

Ex. 10.1	Compensation Arrangements with Independent Directors*
Ex. 10.2	Written Summary of Renewed One-Year Part-time Consulting Arrangement with Mr. Vassalluzzo*
Ex. 10.3	Employment Agreement between iParty Corp. and Sal Perisano, dated April 1, 2010 (Incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on April 2, 2010)*
Ex. 10.4	Employment Agreement between iParty Corp. and Dorice Dionne, dated April 1, 2010 (Incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on April 2, 2010)*
Ex. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
Ex. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
Ex. 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
Ex. 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*Management contract or compensatory plan or arrangement