Form 10-Q
period 2010-09-25
IPARTY CORP
filed 2010-11-08
CIK 1078383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 25, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑

As of November 3, 2010, there were 23,285,393 shares of common stock, $.001 par value, outstanding.

iPARTY CORP.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

iPARTY CORP.
CONSOLIDATED BALANCE SHEETS (unaudited)

	Sep 25, 2010	Dec 26, 2009
ASSETS
Current assets:
Cash and cash equivalents	$72,950	$61,050
Restricted cash	577,185	1,056,525
Accounts receivable	930,171	688,506
Inventories, net	20,509,587	13,048,104
Prepaid expenses and other assets	381,591	174,752
Deferred income tax asset - current	70,997	70,997
Total current assets	22,542,481	15,099,934
Property and equipment, net	3,060,266	2,892,835
Intangible assets, net	1,102,504	1,606,585
Other assets	294,645	349,378
Deferred income tax asset	343,690	343,690
Total assets	$27,343,586	$20,292,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and book overdrafts	$11,480,751	$3,885,062
Accrued expenses	2,586,045	2,649,468
Current portion of capital lease obligations	9,228	9,228
Current note payable	-	600,000
Borrowings under line of credit	5,129,464	2,526,982
Total current liabilities	19,205,488	9,670,740

Long-term liabilities:
Capital lease obligations, net of current portion	6,920	13,841
Other liabilities	1,511,331	1,529,257
Total long-term liabilities	1,518,251	1,543,098

Commitments and contingencies

Stockholders' equity:
Convertible preferred stock - $.001 par value; 10,000,000 shares authorized,
Series B convertible preferred stock - 1,150,000 shares authorized; 422,468 and 457,468 shares issued and outstanding at September 25, 2010 and December 26, 2009, respectively (aggregate
liquidation value of $8,449,360 at September 25, 2010)	6,286,324	6,832,494
Series C convertible preferred stock - 100,000 shares authorized, issued and outstanding
(aggregate liquidation value of $2,000,000 at September 25, 2010)	1,492,000	1,492,000
Series D convertible preferred stock - 250,000 shares authorized, issued and outstanding
(aggregate liquidation value of $5,000,000 at September 25, 2010)	3,652,500	3,652,500
Series E convertible preferred stock - 533,333 shares authorized; 296,666 shares issued
and outstanding (aggregate liquidation value of $1,112,497 at September 25, 2010)	1,112,497	1,112,497
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding
(aggregate liquidation value of $500,000 at September 25, 2010)	500,000	500,000
Total convertible preferred stock	13,043,321	13,589,491

Common stock - $.001 par value; 150,000,000 shares authorized; 23,267,507 and 22,798,647
shares issued and outstanding at September 25, 2010 and December 26, 2009, respectively	23,268	22,799

Additional paid-in capital	53,061,546	52,311,059
Accumulated deficit	(59,508,288)	(56,844,765)
Total stockholders' equity	6,619,847	9,078,584
Total liabilities and stockholders' equity	$27,343,586	$20,292,422

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the three months ended		For the nine months ended
	Sep 25, 2010	Sep 26, 2009	Sep 25, 2010	Sep 26, 2009
Revenues	$16,898,251	$16,404,046	$51,799,462	$50,541,462
Operating costs:
Cost of products sold and occupancy costs	10,676,032	10,282,326	32,114,729	31,356,342
Marketing and sales	6,371,234	5,810,227	16,894,562	16,231,004
General and administrative	1,726,532	1,582,751	5,245,660	5,006,742

Operating loss	(1,875,547)	(1,271,258)	(2,455,489)	(2,052,626)

Interest income	12	45	46	90
Interest expense	(70,338)	(125,769)	(208,080)	(390,849)

Net loss	$(1,945,873)	$(1,396,982)	$(2,663,523)	$(2,443,385)

Loss per share:
Basic and diluted	$(0.08)	$(0.06)	$(0.12)	$(0.11)

Weighted-average shares outstanding:
Basic and diluted	23,267,507	22,731,667	23,081,165	22,731,667

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended
	Sep 25, 2010	Sep 26, 2009
Operating activities:

Net loss	$(2,663,523)	$(2,443,385)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,386,514	1,600,503
Deferred rent	(17,926)	20,887
Non-cash stock-based compensation expense	206,711	118,765
Loss on disposal of property and equipment	-	1,430
Non cash warrant expense	(1,925)	137,936
Changes in operating assets and liabilities:
Accounts receivable	(241,665)	(34,271)
Inventories, net	(7,461,483)	(5,355,412)
Prepaid expenses and other assets	(216,050)	(422,575)
Accounts payable and book overdrafts	7,595,689	6,789,387
Accrued expenses	(63,423)	(92,409)
Net cash provided by (used in) operating activities	(1,477,081)	320,856

Investing activities:

Purchase of property and equipment	(985,920)	(347,724)
Net cash used in investing activities	(985,920)	(347,724)

Financing activities:

Net borrowings under line of credit	2,602,482	2,791,859
Principal payments on notes payable	(600,000)	(3,012,549)
Decrease in restricted cash	479,340	262,716
Principal payments on capital lease obligations	(6,921)	(11,058)
Net cash provided by financing activities	2,474,901	30,968

Net increase in cash and cash equivalents	11,900	4,100

Cash and cash equivalents, beginning of period	61,050	60,250

Cash and cash equivalents, end of period	$72,950	$64,350

Supplemental disclosure of non-cash financing activities:

Conversion of Series B convertible preferred stock to common stock	$520,800	$-

Acquisition of equipment under capital lease	$-	$29,990

Disposal of property and equipment	$-	$28,168

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 25, 2010
(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

The interim consolidated financial statements as of September 25, 2010 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.  The consolidated balance sheet at December 26, 2009 has been derived from the audited consolidated financial statements at that date.  Operating results for the Company on a quarterly basis may not be indicative of the results for the entire year due, in part, to the seasonality of the party goods industry.  Historically, higher revenues and operating income have been experienced in the second and fourth fiscal quarters, while the Company has generated losses in the first and third quarters.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K, for the year ended December 26, 2009.

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

Concentrations

The Company purchases its inventory from a diverse group of vendors. Eight suppliers account for approximately 50.7% of the Company’s purchases of merchandise for the nine months ended September 25, 2010, but the Company does not believe that it is overly dependent upon any single source for its merchandise, as the Company often uses more than one vendor for similar kinds of products.  The Company entered into a Supply Agreement with its largest supplier on August 7, 2006. Beginning with calendar year 2008, the Supply Agreement requires the Company to purchase on an annual basis merchandise equal to the total number of stores open during such calendar year, multiplied by $180,000.  The Supply Agreement provides for penalties in the event the Company fails to attain the annual purchase commitment that would require the Company to pay the difference between the purchases for that year and the annual purchase commitment for that year.    Purchases for 2009 fell short of the annual commitment by approximately $368,000. The supplier agreed to allow the Company to roll over this shortfall amount for the year 2009 into future years’ requirements without penalty. The Company is not aware of any reason that would prevent it from meeting the minimum purchase requirements, including the 2009 shortfall amount, during the remainder of the term of the Supply Agreement.

Accounts Receivable

Accounts receivable primarily represent amounts due from credit card companies and from vendors for inventory rebates.  Management does not provide for doubtful accounts as such amounts have not been significant to date; the Company does not require collateral to secure its accounts receivable.

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

The Company uses controlled disbursement banking arrangements as part of its cash management program.  Outstanding checks, which were included in accounts payable and book overdrafts, totaled $952,735 at September 25, 2010 and $197,948 at December 26, 2009.

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

The activity in the allowance for obsolete and excess inventory is as follows:

	Nine months ended	Twelve months ended
	Sep 25, 2010	Dec 26, 2009
Beginning balance	$900,917	$942,587
Increases to reserve	225,000	280,000
Write-offs against reserve	(232,230)	(321,670)
Ending balance	$893,687	$900,917

Net Loss per Share

Net loss per basic share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding.  The common share equivalents of Series B-F preferred stock are required to be included in the calculation of net income per basic share, since the preferred stockholders are entitled to participate in dividends when and if declared by the Board of Directors on the same basis as if the shares of Series B-F preferred stock were converted to common stock. For periods with net losses, the Company does not allocate losses to Series B-F preferred stock.  Consequently, for periods in which the Company incurs a loss, the net loss attributable to common stockholders equals the full amount of the Company’s net loss.

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

As of September 25, 2010, there were 27,176,728 potential additional common share equivalents outstanding, which were not included in the calculation of diluted net loss per share for the nine months then ended because their effect would be anti-dilutive.  These included 14,934,797 shares issuable upon the conversion of the Company’s Series B-F preferred stock, 2,083,334 shares issuable upon the exercise of a warrant with an exercise price of $0.475 per share, 100,000 shares issuable upon the exercise of warrants with a weighted average exercise price of $1.50 per share and 10,058,597 shares issuable upon the exercise of stock options with a weighted average exercise price of $0.37 per share.

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

The stock-based compensation expense recognized by the Company was:

	For the three months ended		For the nine months ended
	Sep 25, 2010	Sep 26, 2009	Sep 25, 2010	Sep 26, 2009
Stock-Based Compensation Expense	$94,182	$41,248	$206,711	$118,765

Stock-based compensation expense is included in general and administrative expense and had no impact on cash flow from operations and cash flow from financing activities for the three months and nine months ended September 25, 2010.

On May 27, 2009, the Company’s stockholders approved a new equity incentive plan entitled the 2009 Stock Incentive Plan (the “2009 Plan”).  The Company no longer grants equity awards under its former equity incentive plan,  the Amended and Restated 1998 Incentive and Nonqualified Stock Option Plan (the “1998 Plan” and with the 2009 Plan, the “Plans”).

Under the 2009 Plan, options to acquire shares of common stock may be granted to officers, directors, key employees and consultants.   The exercise price for qualified incentive options and non-qualified options cannot be less than the fair market value of the stock on the grant date, as determined by the Company’s Board of Directors. In addition, other stock-based and performance awards may be granted to officers, directors, key employees and consultants, including stock appreciation rights, restricted stock, and restricted stock units. Under the Plans, a combined total of 11,000,000 shares of common stock or other stock-based awards may be granted.  To date, the Company has only issued options for shares under its Plans, which have been granted to employees, directors and consultants of the Company at fair market value at the date of grant.  Of the options that have been issued, options for 435,261 shares have been exercised and options for 10,058,597 shares remain outstanding at September 25, 2010. Generally, employee options become exercisable over periods ranging from two to four years, and expire ten years from the date of grant.

On July 1, 2010, options for the purchase of 675,000 shares of common stock were granted to two of the Company’s executives, pursuant to their new employment contracts executed on April 1, 2010 at an exercise price of $0.27 per share, the grant date closing price of the Company’s common stock as reported on the NYSE Amex.   One third of each of the executives’ options vested on July 1, 2010, the grant date.  In addition, the Company granted options for the purchase of an aggregate of 502,320 shares of common stock to key employees and each of the four independent members of the Board of Directors on June 2, 2010 at an exercise price of $0.30 per share and  options for the purchase of an aggregate 165,000 shares of common stock to key employees on March 11, 2010 at an exercise price of $0.41 per share.   The grant date fair value using the Black-Scholes option pricing model of the options granted was $0.22 per share on July 1, 2010, $0.25 per share for the options granted on June 2, 2010, and $0.34 per share for the options granted on March 11, 2010.  The fair value of the options at the date of the grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended		For the nine months ended
	Sep 25, 2010	Sep 26, 2009	Sep 25, 2010	Sep 26, 2009
Risk-free interest rate	1.80%	N/A	2.00%	2.23%
Expected volatility	110.39%	N/A	109.16%	109.52%
Weighted average expected life (in years)	5.75	N/A	6.00	6.25
Expected dividends	0.00%	N/A	0.00%	0.00%

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

A summary of the Company's stock options is as follows:

						Weighted
	Number	Weighted				Average
	of	Average				Remaining	Aggregate
	Stock	Exercise	Price			Life	Intrinsic
	Options	Price	Range			(Years)	Value
Outstanding - December 26, 2009	10,034,761	$0.45	$0.07	-	$4.25
Granted	1,342,320	0.30	0.27	-	0.41
Expired/forfeited	(1,318,484)	0.92	0.30	-	4.25
Exercised	-	-	-	-	-
Outstanding - September 25, 2010	10,058,597	$0.37	$0.07	-	$1.33	4.4	$392,377

Exercisable - September 25, 2010	8,306,898	$0.39	$0.07	-	$1.33	3.4	$321,058

Available for grant - September 25, 2010	506,142

The following table summarizes information for options outstanding and exercisable at September 25, 2010:

			Outstanding			Exercisable
				Weighted
			Number	Average	Weighted	Number	Weighted
			of	Remaining	Average	of	Average
			Stock	Life	Exercise	Stock	Exercise
Price Range			Options	(Years)	Price	Options	Price
$0.07	-	$0.20	1,393,350	7.9	$0.11	1,099,914	$0.12
0.21	-	0.30	4,568,617	3.2	0.26	3,392,549	0.25
0.31	-	0.50	2,269,422	5.3	0.39	1,987,227	0.39
0.51	-	1.00	1,788,908	3.8	0.80	1,788,908	0.80
1.01	-	1.33	38,300	3.3	1.13	38,300	1.13
Total			10,058,597	4.4	$0.37	8,306,898	$0.39

The remaining unrecognized stock-based compensation expense related to unvested awards at September 25, 2010 was $309,727 and the period of time over which this expense will be recognized is 3.68 years.

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

Intangible assets as of September 25, 2010 and December 26, 2009 were:

	Sep 25, 2010	Dec 26, 2009
Non-compete agreements	$2,358,540	$2,358,540
Occupancy valuations	944,716	944,716
Other	157,855	157,855

Intangible assets	3,461,111	3,461,111

Less: accumulated amortization	(2,358,607)	(1,854,526)

Intangible assets, net	$1,102,504	$1,606,585

Amortization expense for these intangible assets was:

	For the three months ended		For the nine months ended
	Sep 25, 2010	Sep 26, 2009	Sep 25, 2010	Sep 26, 2009
Amortization expense	$168,027	$174,277	$504,081	$522,830

Non-compete agreements are amortized based on the pattern of their expected cash flow benefits over the five year terms of the agreements. Occupancy valuations are amortized on a straight line basis over the terms of the related leases ranging from 79 to 96 months. The non-compete agreement amortization expense is included in general and administrative expense on the Consolidated Statements of Operations.  The occupancy valuation amortization expense is included in cost of products sold and occupancy costs.

Future amortization expense related to these intangible assets as of September 25, 2010 is:

Year	Amount
2010	$168,027
2011	467,412
2012	242,438
2013	127,029
2014	59,848
Thereafter	37,750
Total	$1,102,504

Accounting for the Impairment of Long-Lived Assets

The Company reviews each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  The Company’s review considers store operating results, future sales growth and cash flows.  As of September 25, 2010, the Company has not identified any indicators of impairment based on its review of each of its stores’ operations and, accordingly, does not believe that any of its remaining long-lived assets are impaired.

Note Payable

On August 7, 2006, the Company entered into a Supply Agreement with Amscan Inc. (“Amscan”), the largest supplier in the party goods industry.  For a description of the Supply Agreement, refer to the Concentrations paragraph above in this Note 1. In connection therewith, the Company converted outstanding trade payables to Amscan to a subordinated note of $1,819,373 (the “Amscan Note”).  The Amscan Note was payable in monthly installments of $59,562 and was paid in full on September 24, 2009. On August 7, 2006, the Company also entered into and simultaneously closed an Asset Purchase Agreement with Party City Corporation, an affiliate of Amscan, pursuant to which the Company acquired a Party City retail party goods store in Peabody, Massachusetts and received a five-year non-competition covenant from Party City covering Massachusetts, Maine, New Hampshire, Vermont, Rhode Island and Windsor and New London counties in Connecticut , for aggregate consideration of $2,450,000, payable by a subordinated note in the principal amount of $600,000, (“ Party City Note”), and $1,850,000 in cash.

The promissory note to Party City (the “Party City Note”) matured on August 6, 2010, at which time the Company paid the full principal amount of $600,000 plus all accrued interest.

In addition to paying in full the Amscan Note, during the fiscal year ended December 26, 2009, the Company also paid in full a subordinated note in the amount of $2,500,000 (the “Highbridge Note”). The Highbridge Note matured on September 15, 2009, at which time the Company paid the full principal amount of $2,500,000 plus all accrued interest.

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

Borrowings under the Agreement generally accrue interest at a margin ranging from 3.00% to 3.50% (determined according to the average daily excess availability during the fiscal quarter immediately preceding the adjustment date) over, at the Borrowers’ election, either the London Interbank Offered Rate (“LIBOR”) or a base rate determined by Wells Fargo from time to time.  The credit facility also provides for letters of credit and includes an unused line fee on the unused portion of the revolving credit line.

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

The Agreement has financial covenants that are limited to minimum availability and capital expenditures and contains a number of restrictive covenants, such as incurrence, payment or entry into certain indebtedness, liens, investments, acquisitions, mergers, dispositions and dividends. The Company is required to maintain a minimum availability under the line of 7.5% of the credit limit.  At the current credit limit of $12,500,000, the minimum availability is $937,500.  The Company is also required to limit its capital expenditures to within 110% of those amounts included in its business plan, which may be updated from time to time.  At September 25, 2010, the Company was in compliance with all debt covenants.  The Agreement also includes a 0.5% unused line fee.  The line generally prohibits the payment of any dividends or other distributions to any of the Company’s classes of capital stock.

The amounts outstanding under the line as of September 25, 2010 and December 26, 2009 were $5,129,464 and $2,526,982, respectively.  The interest rate on these borrowings was 6.50% at September 25, 2010 and 6.25% at December 26, 2009.  The outstanding balances under the line are classified as current liabilities in the accompanying Consolidated Balance Sheets since the Company is required to apply daily lock box receipts to reduce the amount outstanding.  At September 25, 2010, the Company had approximately $6,234,739 of additional availability under the line.

Stockholders’ Equity

During the nine months ended September 25, 2010, there were no exercises of stock options or warrants, and 468,860 shares of common stock were issued upon conversion of 35,000 shares of Series B convertible preferred stock.

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – observable inputs other than quoted prices in active markets for identical assets or liabilities

Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions

The only assets and liabilities subject to fair value measurement standards at September 25, 2010 and December 26, 2009 are cash equivalents and restricted cash which are based on Level 1 inputs, and certain warrants issued in connection with investor relations services, which are based on level 2 inputs.

2.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events as required by ASC 855, Subsequent Events, and has determined that there were no subsequent events requiring disclosure in these interim consolidated financial statements.

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

 We lease our properties, typically for 10 years and usually with options from our landlords to renew our leases for an additional 5 or 10 years.

The following table shows the number of stores in operation (not including temporary stores):

	For the nine months ended
	Sep 25, 2010	Sep 26, 2009
Beginning of period	51	50
Openings / Acquisitions	-	-
Closings	-	-
End of period	51	50

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

In addition to the stores discussed in the paragraphs above, we opened ten temporary Halloween stores in the greater Boston area and one in New Hampshire in September 2010.  These stores feature a strategically selected assortment of Halloween related merchandise.  During the 2009 Halloween season, we operated four temporary Halloween stores.  Three of the stores were in the greater Boston area and one in New Hampshire.  Three of these stores were closed in early November 2009 and one was converted to a permanent store in December 2009.

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

Third Quarter Summary

For the third quarter of 2010, our consolidated revenues were $16.9 million, compared to $16.4 million for the third quarter of 2009. The increase in third quarter revenues from the year-ago period included a 1.4% increase in comparable store sales (sales from stores open more than one year). The increase in consolidated revenue was primarily due to the increase in sales transactions in our 50 base stores and the sales from our new store in Boston, Massachusetts.  Consolidated gross profit margin was 36.8% for the third quarter of 2010 compared to a margin of 37.3% for the same period in 2009. The decline in gross profit margin was primarily due to a decrease in vendor incentives accrued of $35,591 and an increase in temporary Halloween store occupancy costs of $75,843 in the third quarter of 2010 compared to the third quarter in 2009 from four stores to eleven stores. The consolidated net loss for the third quarter of 2010 was $1.9 million, or $0.08 per share, compared to consolidated net loss of $1.4 million, or $0.06 per share, for the third quarter in 2009, an increase of $548,891, most of which is attributable to costs associated with the increase in the number of temporary Halloween stores in 2010 compared to 2009.  Substantially all revenues related to the temporary Halloween stores will be recognized in the month of October and included in the Company’s fourth quarter operating results.

October Summary

On November 3, 2010, we reported sales results for the calendar month and year, and for the fiscal month and year, ended October 2010. For the thirty-one day calendar month of October 2010, consolidated revenues were $19.8 million, a 7.2% increase compared to the same period in 2009. Sales at comparable stores decreased 1.0% for the calendar month compared to the same period in 2009. For the five week fiscal month of October, which ended on October 30th, consolidated revenues increased by 4.7% compared to the same fiscal month period in 2009. Sales at comparable stores decreased 3.0% for the fiscal month compared to fiscal October 2009.  The increase in consolidated revenues for the calendar and fiscal months of October 2010 included the impact of eleven temporary Halloween stores opened in mid-September 2010, compared to four such stores opened in mid-September 2009.

For the calendar year 2010 through October, consolidated revenues were $71.0 million, a 3.6% increase compared to the same period in 2009. Sales at comparable stores increased 0.6% compared to the same calendar year period in 2009. For the forty-four week period through fiscal October 2010, which ended on October 30th, consolidated revenues increased by 3.1% compared to the same period in 2009. Sales at comparable stores increased 0.2% for the fiscal year period through October compared to the same fiscal year period in 2009.  The increase in consolidated revenues for the calendar and fiscal year-to-date periods through October included the impact of eleven temporary Halloween stores opened in mid-September 2010, compared to four such stores opened in mid-September 2009.

Acquisition and Growth Strategy

Our growth strategy for 2010 and 2011 may include further development of our urban store concept, which we started in late 2009 with the opening of our Boston store, expanding the temporary Halloween store side of our business, opening new stores, relocating existing stores and reviewing potential acquisition of other entities. We are on schedule to open an additional store in another prime Boston retail location following the 2010 Halloween season which will further develop our urban store concept.  We also opened eleven temporary Halloween stores for the 2010 Halloween season. Any determination to open a new or temporary store or make an acquisition will be based upon a variety of factors, including, without limitation, the purchase price and other financial terms of the transaction, the business prospects, geographical location and the extent to which any new or temporary store or acquisition would enhance our prospects.

We did not complete any acquisitions in 2009, although we did open four temporary Halloween stores and one new store during the third and fourth quarters of that year.

Results of Operations

Fiscal year 2010 has 52 weeks and ends on December 25, 2010.  Fiscal year 2009 had 52 weeks and ended on December 26, 2009.

The third quarter of fiscal year 2010 had 13 weeks and ended on September 25, 2010.  The third quarter of fiscal year 2009 had 13 weeks and ended on September 26, 2009.

Three Months Ended September 25, 2010 Compared to Three Months Ended September 26, 2009

Revenues

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.  Our consolidated revenues for the third quarter of fiscal 2010 were $16,898,251, an increase of $494,205, or 3.0% from the third quarter of the prior fiscal year. The increase was primarily due to increased sales transactions in our comparable stores in the third quarter of 2010 compared to the third quarter of 2009, plus sales from our new store in Boston, Massachusetts.

	For the three months ended
	Sep 25, 2010	Sep 26, 2009
Revenues	$16,898,251	$16,404,046

Increase (decrease) in revenues	3.0%	(7.5%)

 Comparable store sales for the quarter increased by 1.4% compared to the prior year’s period.

Cost of products sold and occupancy costs

Cost of products sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores.  Our cost of products sold and occupancy costs for the third quarter of fiscal 2010 were $10,676,032, or 63.2% of revenues, an increase of $393,706 and an increase of 0.5 percentage points, as a percentage of revenues, from the third quarter of the prior fiscal year.
	For the three months ended
	Sep 25, 2010	Sep 26, 2009
Cost of products sold and occupancy costs	$10,676,032	$10,282,326

Percentage of revenues	63.2%	62.7%

 As a percentage of revenues, the increase in cost of products sold and occupancy costs was primarily attributable to a decrease in vendor incentives of $35,591 and an increase in temporary Halloween store occupancy costs of $75,843 in the third quarter of 2010 compared to the third quarter of 2009.

Marketing and sales expense

Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  Our consolidated marketing and sales expense for the third quarter of fiscal 2010 was $6,371,234, or 37.7% of revenues, an increase of $561,007 and an increase of 2.3 percentage points, as a percentage of revenues, from the third quarter of the prior fiscal year.

	For the three months ended
	Sep 25, 2010	Sep 26, 2009
Marketing and sales	$6,371,234	$5,810,227

Percentage of revenues	37.7%	35.4%

As a percentage of revenues, the increase in marketing and sales expense was primarily due an increase in pre-Halloween season payroll and other operating expenses of $193,638 associated with the increased number of temporary Halloween stores this season as compared to last season, and an increase in advertising of $103,153 in the third quarter of 2010 compared to the third quarter of 2009.

General and administrative expense

General and administrative (“G&A”) expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  Our consolidated G&A expense for the third quarter of fiscal 2010 was $1,726,532, or 10.2% of revenues, an increase of $143,781 or 0.6 percentage points, as a percentage of revenues, from the third quarter of the prior fiscal year.

	For the three months ended
	Sep 25, 2010	Sep 26, 2010
General and administrative	$1,726,532	$1,582,751

Percentage of revenues	10.2%	9.6%

The increase in general and administrative expense as a percentage of revenues from the third quarter of the prior fiscal year was primarily due to an increase in the accrual of incentive compensation, additional personnel in our store support office, training costs and professional services in the third quarter of 2010 compared to the third quarter of 2009.

Operating loss

Our operating loss for the third quarter of fiscal 2010 was $1,875,547, or 11.1% of revenues, as compared to an operating loss of $1,271,258, or 7.7% of revenues for the third quarter of the prior fiscal year.

Interest expense

Our interest expense in the third quarter of fiscal 2010 was $70,338, a decrease of $55,431 from the third quarter of the prior fiscal year.  The decrease in the third quarter of fiscal 2010 as compared to the prior period was primarily due to the repayment of our Highbridge Note which was paid in full on September 15, 2009, of our Amscan Note which was paid in full on September 24, 2009 and of our Party City Note which was paid in full on August 6, 2010.

Income taxes

We have not provided for income taxes for the third quarter of fiscal 2010 or fiscal 2009 due to losses in the nine month period ended September 25, 2010 and the nine month period ended September 26, 2009 and the availability of net operating loss (NOL) carryforwards to eliminate federal taxable income on an annual basis. No benefit has been recognized with respect to current losses or NOL carryforwards in these periods due to the uncertainty of future taxable income beyond 2010, the assessment of which depends largely on our operating results during our fourth quarter.  We continue to believe we will be able to realize the deferred tax asset of $414,687 based on estimated 2010 taxable income.

At the end of 2009, we had estimated federal net operating loss carryforwards of approximately $17.9 million, which begin to expire in 2019.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards may be subject to annual limitations based upon certain ownership changes of our stock that may have occurred or that may occur.

Net loss

Our net loss in the third quarter of fiscal 2010 was $1,945,873, or $0.08 per basic and diluted share, compared to a net loss of $1,396,982, or $0.06 per basic and diluted share, in the third quarter of the prior fiscal year.

Nine months Ended September 25, 2010 Compared to Nine months Ended September 26, 2009

Revenues

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.  Our consolidated revenues for the first nine months of fiscal 2010 were $51,799,462, an increase of $1,258,000, or 2.5% from the first nine months of the prior fiscal year. The increase was primarily due to increased sales transactions in our comparable stores in the first nine months of 2010 compared to the first nine months of 2009, plus sales from our new store in Boston, Massachusetts.
	For the nine months ended
	Sep 25, 2010	Sep 26, 2009
Revenues	$51,799,462	$50,541,462

Increase (decrease) in revenues	2.5%	(6.4%)

 Comparable store sales for the nine months increased by 1.4% as compared to the prior year period.

Cost of products sold and occupancy costs

Cost of products sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores.  Our cost of products sold and occupancy costs for the first nine months of fiscal 2010 were $32,114,729, or 62.0% of revenues, an increase of $758,387 from the first nine months of the prior fiscal year.
	For the nine months ended
	Sep 25, 2010	Sep 26, 2009
Cost of products sold and occupancy costs	$32,114,729	$31,356,342

Percentage of revenues	62.0%	62.0%

 As a percentage of revenues, cost of products sold and occupancy costs were flat in the first nine months of 2010 compared to the first nine months of 2009.  Although costs were flat for the nine months as a percentage of revenue, the Company incurred increased costs of $75,843 in 2010 related to the increased number of temporary stores, as well as a decrease in vendor incentives $130,538. The effect of these increases was offset by better initial product margins plus leveraging from the higher level of sales.

Marketing and sales expense

Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  Our consolidated marketing and sales expense for the first nine months of fiscal 2010 was $16,894,562, or 32.6% of revenues, an increase of $663,558 or an increase of 0.5 percentage points, as a percentage of revenues, from the first nine months of the prior fiscal year.
	For the nine months ended
	Sep 25, 2010	Sep 26, 2009
Marketing and sales	$16,894,562	$16,231,004

Percentage of revenues	32.6%	32.1%

As a percentage of revenues, the increase in marketing and sales expense was substantially due to an increase in store payroll and operating expenses for the Boylston Street, Boston store, which opened as a permanent retail store in February 2010, an increase in pre-Halloween season payroll and other operating expenses of $197,602 associated with the increased number of temporary Halloween stores from four to eleven and an increase of $162,554 in advertising in the first nine months of 2010 compared to the first nine months of 2009.

General and administrative expense

General and administrative (“G&A”) expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  Our consolidated G&A expense for the first nine months of fiscal 2010 was $5,245,660, or 10.1% of revenues, an increase of $238,918 or 0.2 percentage point, as a percentage of revenues, from the first nine months of the prior fiscal year.
	For the nine months ended
	Sep 25, 2010	Sep 26, 2009
General and administrative	$5,245,660	$5,006,742

Percentage of revenues	10.1%	9.9%

The increase in general and administrative expense as a percentage of revenues was primarily due to an increase in the accrual of incentive compensation in the first nine months of 2010 compared to the nine months of 2009.

Operating loss

Our operating loss for the first nine months of fiscal 2010 was $2,445,489, or 4.7% of revenues, as compared to an operating loss of $2,052,626, or 4.1% of revenues for the first nine months of the prior fiscal year.

Interest expense

Our interest expense in the first nine months of fiscal 2010 was $208,080, a decrease of $182,769 from the first nine months of the prior fiscal year.  The decrease in the first nine months of fiscal 2010 as compared to the prior period was primarily due to the repayment of our Highbridge Note which was paid in full on September 15, 2009, of our Amscan Note which was paid in full on September 24, 2009 and of our Party City Note which was paid in full on August 6, 2010.

Income taxes

We have not provided for income taxes for the first nine months of fiscal 2010 or fiscal 2009 due to losses in the nine month period ended September 25, 2010 and in the nine month period ended September 26, 2009 and the availability of net operating loss (NOL) carryforwards to eliminate federal taxable income on an annual basis. No benefit has been recognized with respect to current losses or NOL carryforwards in these periods due to the uncertainty of future taxable income beyond 2010, the assessment of which depends largely on our operating results during our fourth quarter.  We continue to believe we will be able to realize the deferred tax asset of $414,687 based on estimated 2010 taxable income.

At the end of 2009, we had estimated federal net operating loss carryforwards of approximately $17.9 million, which begin to expire in 2019.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards may be subject to annual limitations based upon certain ownership changes of our stock that may have occurred or that may occur.

Net loss

Our net loss in the first nine months of fiscal 2010 was $2,663,523, or $0.12 per basic and diluted share, compared to a net loss of $2,443,385, or $0.11 per basic and diluted share, in the first nine months of the prior fiscal year.

Liquidity and Capital Resources

Our primary uses of cash are:

●	purchases of inventory, including purchases under our Supply Agreement with Amscan, as described more fully below;
●	occupancy expenses of our stores;
●	employee salaries, bonuses and benefits; and
●	new store openings, including our temporary stores.

Our primary sources of cash are:

●	cash from operating activities; and
●	debt, including our line of credit.

Our prospective cash flows are subject to certain trends, events and uncertainties, including demand for capital to support growth, improve our infrastructure, respond to economic conditions, and meet contractual commitments. Based on our current operating plan, we believe that anticipated revenues from operations and borrowings available under our line of credit will be sufficient to fund our operations, working capital requirements and capital expenditures through the next twelve months.  In the event that our operating plan changes due to changes in our strategic plans, lower-than-expected revenues, unanticipated expenses, increased competition, unfavorable economic conditions, declines in consumer confidence and spending, or other unforeseen circumstances, our liquidity may be negatively impacted.  If so, we could be required to adjust our expenditures for the remainder of 2010 and for 2011 to conserve working capital or raise additional capital, possibly including debt or equity financing to fund operations and our business strategy.  Given the current state of the debt and equity markets and our capital structure, this could be difficult and expensive, and we might not be able to do so on terms acceptable to us.

Notes Payable

At the beginning of our fiscal year 2009, we had three notes payable outstanding. We refer to these notes as the Highbridge Note, the Amscan Note and the Party City Note.  For a more detailed description of these notes, we refer you to the section titled “Notes Payable” in the Notes to Consolidated Financial Statements for the year ended December 26, 2009 included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 26, 2009, as filed with the SEC on March 23, 2010. In the third quarter of 2009, we paid in full the Highbridge Note and the Amscan Note. The Highbridge note was paid off through additional borrowings under our line of credit with Wells Fargo. The Amscan Note was payable in monthly installments, the last of which was paid in September 2009.   The Party City Note, with a principal balance of $600,000, was paid in full with all accrued interest on August 6, 2010, the note’s maturity date through additional borrowings under our line of credit.  At September 25, 2010, no notes payable were outstanding.

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

Borrowings under the new line generally accrue interest at a margin ranging from 3.00% to 3.50% (determined according to the average daily excess availability during the fiscal quarter immediately preceding the adjustment date) over, at our election, either the London Interbank Offered Rate (“LIBOR”) or a base rate determined by Wells Fargo from time to time.   The new line margins are an increase over the previous line, and may result in an increase in overall borrowing cost under the new line.  The new line also provides for letters of credit for up to a sublimit of $2 million to be used in connection with inventory purchases and includes an unused line fee on the unused portion of the revolving credit line. The new line also provided for a closing fee of $125,000, which was paid to Wells Fargo at closing.  Our obligations under the new line continue to be secured by a lien on substantially all of our personal property.

Our inventory consists of party supplies which are valued at the lower of moving weighted-average cost or market, which approximates FIFO (first-in, first-out) and are reduced by an allowance for obsolete and excess inventory and are further reduced or increased by other adjustments, including vendor rebates, discounts and freight costs.  Our line of credit availability calculation allows us to borrow against “acceptable inventory at cost”, which is based on our inventory at cost and applies adjustments that our lender has approved, which may be different than adjustments we use for valuing our inventory in our financial statements, such as the adjustment to reserve for inventory shortage.  The amount of “acceptable inventory at cost” was approximately $20,120,344 at September 25, 2010.

Our accounts receivable consist primarily of credit card receivables and vendor rebates receivable.  Our line of credit availability calculation allows us to borrow against “eligible credit card receivables”, which represent the credit card sales for the previous two to three days of business.  The amount of “eligible credit card receivables” was approximately $318,924 at September 25, 2010.

Our total borrowing base is determined by adding the “acceptable inventory at cost” times an agreed upon advance rate plus the “eligible credit card receivables” times an agreed upon advance rate but not to exceed our established credit limit, which was $12,500,000 at September 25, 2010.  Under the terms of our line of credit, our $12,500,000 credit limit is reduced by (1) a minimum availability block, (2) customer deposits, (3) gift certificates, (4) merchandise credits and (5) outstanding letters of credit. The amounts outstanding under our line were $5,129,464 at September 25, 2010 and $4,741,878 at September 26, 2009, an increase of $387,586. Our additional availability was $6,234,739 at September 25, 2010 and $6,557,797 at September 26, 2009.  The decrease in our additional availability is primarily due to the borrowing related to the payoff of the Party City Note in August 2010.

The outstanding balances under our line are classified as current liabilities in the accompanying consolidated balance sheets because we are required to apply daily lock-box receipts to reduce the amount outstanding.

As with the previous line, the new line has financial covenants that are limited to minimum availability and capital expenditures and contains various restrictive covenants, such as incurrence, payment or entry into certain indebtedness, liens, investments, acquisitions, mergers, dispositions and dividends. Under the new line, we are required to maintain a minimum availability of 7.5% of the credit limit, which is an increase from the previous requirement of 5% and, consistent with the previous line, to limit our capital expenditures to within 110% of those amounts included in our business plan, which may be updated from time to time.  At September 25, 2010, we were in compliance with these financial covenants.

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

Operating, Investing and Financing Activities

Our operating activities used $1,477,081 during the first nine months of 2010 compared to providing $320,856 during the first nine months of 2009, a decrease of $1,797,937.  The decrease in cash provided by operating activities was primarily due to increased inventory levels, including inventory for our new Boston, Massachusetts store and eleven temporary Halloween stores, partially offset by an increase in accounts payable.

We used $985,920 in investing activities during the first nine months of 2010 compared to $347,724 during the first nine months of 2009, an increase of $638,196.  The cash invested in 2010 was primarily due to the new store opening in Boston, Massachusetts, the opening of eleven temporary Halloween stores, point of sale equipment replacement in our retail stores and other store improvements. The cash invested in 2009 was primarily for the modification of our internal systems to improve our compliance with payment card industry data security standards and the relocation of our Walpole store to a new, larger location.

Our financing activities provided $2,474,901 during the first nine months of 2010 compared to $30,968 during the first nine months of 2009, an increase of $2,443,933.  The increase was due to the significantly lower note principal repayments in the first nine months of 2010, compared to the same period in 2009, in which the Highbridge Note and Amscan Note were paid off.

Contractual Obligations

Contractual obligations at September 25, 2010 were as follows:
	Payments Due By Period
		Within	Within
	Within	2 - 3	4 - 5	After
	1 Year	Years	Years	5 Years	Total
Line of credit	$5,138,055	$-	$-	$-	$5,138,055
Capital lease obligations	11,400	8,550	-	-	19,950
Supply agreement	9,010,130	11,475,000	-	-	20,485,130
Operating leases (including retail space leases)	9,954,744	15,825,997	10,364,757	9,276,754	45,422,252
Total contractual obligations	$24,114,329	$27,309,547	$10,364,757	$9,276,754	$71,065,387

In addition, at September 25, 2010, we had outstanding purchase orders totaling approximately $5,236,617 for the acquisition of inventory and non-inventory items that were scheduled for delivery after September 25, 2010.

Seasonality

Due to the seasonality of our business, sales and operating income are typically higher in the second and fourth quarters.  Our business is highly dependent upon sales of Easter, graduation and summer merchandise in the second quarter and sales of Halloween and Christmas merchandise in the fourth quarter.  We have typically operated at a loss during the first and third quarters.

Geographic Concentration

As of September 25, 2010, we operated a total of 51 stores, 46 of which are located in New England and 5 of which are located in Florida. As a result, a severe or prolonged regional recession or regional changes in demographics, employment levels, population, weather patterns, real estate market conditions, consumer confidence and spending patterns or other factors specific to the New England region or in Florida may adversely affect us more than a company that is more geographically diverse.

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

During each interim reporting period, we estimate the impact on cost of products sold associated with inventory shortage.  The actual inventory shortage is determined upon reconciliation of the annual physical inventory, which occurs shortly before and after our year end, and an adjustment to cost of products sold is recorded at the end of the fourth quarter to recognize the difference between the estimated and actual inventory shortage for the full year.  The adjustment in the fourth quarter of 2009 included an estimated reduction of $142,010 to the cost of products sold during the previous three quarters.  The adjustment in the fourth quarter of 2008 included an estimated reduction of $261,915 to the cost of products sold during the previous three quarters.

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

We are not aware of any impairment indicators for any of our stores at September 25, 2010.

Income Taxes

Until 2009, we have not historically recognized an income tax benefit for our losses. Accordingly, we have recorded a valuation allowance against our deferred tax assets because of the uncertainty of future taxable income and the realizability of the deferred tax assets.  In determining if a valuation allowance against our deferred tax asset is appropriate, we consider both positive and negative evidence.  The positive evidence that we considered included: (1) we were profitable in 2009, 2007 and 2006, (2) we have achieved positive comparable store sales growth for six out of the last eight years, (3) we were able to significantly reduce store and headquarters operating expenses in 2009, and (4) we were able to use federal net operating loss deductions in each tax year from 2002 through 2009, and expect to do so for tax year 2010.  The negative evidence that we considered included: (1) we realized a net loss in 2005 and 2008, (2) our merchandise margins decreased in 2009, 2008, 2006 and 2005, (3) our future profitability is vulnerable to certain risks, including (a) the risk that we may not be able to generate significant taxable income to fully utilize our net operating loss carryforwards of approximately $17.9 million at December 26, 2009, (b) the risk of unseasonable weather and other factors in a single geographic region, New England, where our stores are concentrated, (c) the risk of being so dependent upon a single season, Halloween, for a significant amount of annual sales and profitability and (d) the risk of fluctuating prices for petroleum products, which are a key raw material for much of our merchandise and which affect our freight costs and those of our suppliers and affect our customers’ spending levels and patterns, (4) the costs that opening or acquiring new stores, including temporary Halloween stores, will put pressure on our profit margins until these stores reach maturity or, in the case of temporary stores,  prove to be unprofitable, (5) the expected costs of increased regulatory compliance, including, without limitation, continued costs associated with Section 404 of the Sarbanes-Oxley Act, which will likely continue to have a negative impact on our profitability and (6) the risk that a continued, general or perceived slowdown in the U.S economy, or uncertainty as to the economic outlook, which the U.S. and world economies have recently experienced, could continue to reduce or dampen discretionary spending or cause a shift in consumer discretionary spending to other products.

The positive evidence was strong enough for us to conclude that we will realize sufficient levels of taxable income in 2010 to support the release of a portion of the related valuation allowance resulting in a deferred tax asset of $414,687 as of December 26, 2009 which we continue to believe is fully realizable based on estimated 2010 taxable income as of September 25, 2010. However, we believe that it is prudent for us to maintain a valuation allowance against our remaining deferred tax assets until we have a longer track record of profitability and we can reduce our exposure to the risks described above.  Should we determine that we will be able to realize additional deferred tax assets in the future, an adjustment to our deferred tax assets would increase income in the period in which we make such a determination.

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

New Accounting Pronouncements

No new accounting pronouncements were issued during the quarter ended September 25, 2010 that are expected to have a material impact on our financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our market risk exposure since the filing of our Annual Report on Form 10-K for the period ended December 26, 2009, which was filed with the SEC on March 23, 2010.

Item 4.  Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer and the Chief Financial Officer of iParty (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 25, 2010, the end of the fiscal quarter to which this report relates, that iParty's disclosure controls and procedures: are effective to ensure that information required to be disclosed by iParty in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by iParty in such reports is accumulated and communicated to iParty's management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.  iParty’s disclosure controls and procedures were designed to provide a reasonable level of assurance of reaching iParty’s disclosure requirements and are effective in reaching that level of assurance.

(b)     Changes in Internal Controls.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended September 25, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 8, 2010

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