Form 10-K
period 2010-12-25
IPARTY CORP
filed 2011-03-24
CIK 1078383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 25, 2010

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

On June 25, 2010, the aggregate market value of the voting common equity of the registrant (consisting of common stock, $.001 par value (the “common stock”)) held by nonaffiliates of the registrant was approximately $4,952,308 based on the closing price for such common stock on said date as reported by the NYSE Amex.  On March 16, 2011  there were 24,397,743 shares of common stock, $.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2011 Annual Stockholders’ Meeting, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 25, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Special Note on Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K, particularly statements contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The words “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  Forward-looking statements included in this Annual Report on Form 10-K or hereafter included in other publicly available documents filed with the SEC, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon our best estimates based upon current conditions and the most recent results of operations.  Our forward-looking statements speak only as of the date of this document, and we do not intend to update these statements to reflect events or circumstances that occur after that date.

Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this Annual Report on Form 10-K.  These include those listed below in Item 1A, “Risk Factors.”

PART I

ITEM 1.  BUSINESS

General

We are a party goods retailer operating stores throughout New England, where 47 of our 52 retail stores are located as of December 25, 2010, and in Florida.  We believe we are a leading brand in the party industry in the markets we serve and a leading resource in those markets for consumers seeking party goods, party planning advice and relevant information. We generated $81.3 million in total revenues and net income of $254 thousand in fiscal 2010.

As of December 25, 2010, we operated 27 stores in Massachusetts, 7 in Connecticut, 6 in New Hampshire, 3 in Rhode Island, 3 in Maine, 1 in Vermont and 5 stores in Florida.  During the 2010 Halloween season, we operated eleven temporary Halloween stores.  This was more than double the number of temporary stores we operated in 2009.  In December 2010, we opened a new store in the South Bay Center, Boston, Massachusetts and entered into an agreement to acquire an additional store in Manchester, Connecticut in the first quarter of 2011, which has now opened.  We lease our properties, typically for 10 years and usually with options from our landlords to renew our leases for an additional 5 or 10 years. Our stores range in size from approximately 8,000 square feet to 20,295 square feet and average approximately 10,150 square feet in size.

Our stores feature over 20,000 products ranging from paper party goods, Halloween costumes, greeting cards and balloons to more unique merchandise such as piñatas, tiny toys, masquerade and Hawaiian Luau items.  Our sales are primarily driven by the following holiday and party events:  Halloween, Christmas, Easter, Valentine’s Day, New Year’s, Independence Day, St. Patrick’s Day, Thanksgiving, Chanukah and sports championships.  We also focus our business closely on lifetime events such as anniversaries, graduations, birthdays, and bridal and baby showers.

Our business has a seasonal pattern.  In the past three years, we have realized an average of approximately 35.2% of our annual revenues in the fourth quarter, which includes Halloween and Christmas, and an average of approximately 24.8% of our annual revenues in the second quarter, which includes school graduations, and often the Easter holiday.  Also, during these past three years, we have had net income in the second and fourth quarters and generated losses in the first and third quarters.

Our executive offices are located at 270 Bridge Street, Suite 301, Dedham, Massachusetts, 02026.  Our phone number is (781) 329-3952.  Our website is located at www.iparty.com.  The information contained on our website does not constitute a part of this Annual Report, or any other report we file with or furnish to the SEC.

Where a reference is made in this Annual Report to a particular year or years, it is a reference to our fiscal year, unless the context indicates otherwise.  For example, “2010” refers to our 52-week fiscal year ended December 25, 2010, “2009” refers to our 52-week fiscal year ended December 26, 2009, and “2008” refers to our 52-week fiscal year ended December 27, 2008.

Organization

While we are currently a party goods retail chain operating 52 stores, when we were first incorporated as iParty Corp. (“iParty”) on March 12, 1998, we were an Internet-based merchant of party goods and services.  On January 2, 2000, iParty Corp. was listed on the American Stock Exchange, which is now known as the NYSE Amex, under the ticker symbol “IPT”.

In August 2000, iParty Retail Stores Corp. (“iParty Retail”) was incorporated as a wholly-owned subsidiary of iParty Corp. to operate a chain of retail stores selling party goods.  On August 15, 2000, iParty Retail acquired inventory, fixed assets and the leases of 33 retail stores from The Big Party Corporation (“The Big Party”), a privately-held company, which was operating under bankruptcy protection, in exchange for cash and the assumption of certain liabilities.  We have subsequently opened an additional nineteen stores, acquired three stores, and closed three stores.

Capital Structure

Our capital structure currently consists of common stock and five outstanding series of convertible preferred stock.  We have also issued warrants convertible into common stock and have stock option plans that offer a broad range of equity grants to attract and retain executive officers and key employees.

Our common stock has a par value of $0.001 per share.  We have 150,000,000 shares of common stock authorized, 24,294,493 of which were issued and outstanding as of December 25, 2010.  These shares are listed on the NYSE Amex, formerly known as the American Stock Exchange, and trade under the symbol “IPT”.

We currently have five outstanding series of convertible preferred stock, Series B through F (“convertible preferred stock”).  On January 13, 2004, all 1,000,000 shares of our Series A convertible preferred stock were converted into 1,000,000 shares of common stock.  As of December 25, 2010, we had a total of 1,182,170 shares of convertible preferred stock outstanding which were convertible into 14,918,052 shares of common stock on that date based on the following conversion rates.  As of December 25, 2010, each share of Series B convertible preferred stock is presently convertible into 13.396 shares of common stock; each share of Series C convertible preferred stock is presently convertible into 13.652 shares of common stock; each share of Series D convertible preferred stock is presently convertible into 14.609 shares of common stock; each share of Series E convertible preferred stock is presently convertible into 10.359 shares of common stock; and each share of Series F convertible preferred stock is presently convertible into 10.367 shares of common stock.  Our convertible preferred stock is presented on our consolidated balance sheet at its carrying value, which was $13,024,721 at December 25, 2010.

We also have a stockholder rights plan (the “rights plan”), which expires on November 8, 2011.  The rights plan associates rights to our capital stock, such that each share of our common stock is entitled to one right and each share of our preferred stock is entitled to such number of rights equal to the number of common shares into which it is convertible. The rights will become exercisable only in the event that, with certain exceptions, an acquiring party accumulates 10 percent or more of our voting stock or if a party announces an offer to acquire 15 percent or more of our voting stock.  When exercisable, each right entitles the holder to purchase from us one one-hundredth of a share of a new series of Series G junior preferred stock at an initial purchase price of $2.00, subject to adjustment. In addition, upon the occurrence of certain events, holders of the rights would be entitled to purchase either iParty Corp. stock or shares in an “acquiring entity” as defined in the rights plan at half of market value.  Our rights plan, in addition to our capital structure, may have the effect of delaying, deferring, or preventing a change of control, and could discourage bids for our common stock at a premium over the market price of our common stock.

The holders of our convertible preferred stock have a liquidation preference senior to the holders of our common stock. In the event of liquidation, which is defined in our Restated Certificate of Incorporation to include a merger, acquisition, or a similar transaction involving the acquisition of our company, our convertible preferred stockholders would be entitled to a liquidation value, which was $17,036,857 at December 25, 2010.  This amount is in excess of the carrying value of the convertible preferred stock due to amounts allocated to warrants, which were issued in connection with the original issuances of our convertible preferred stock. The difference of approximately $4.0 million will be accreted when and if a liquidation event occurs. The holders of our convertible preferred stock are also entitled to anti-dilution protection in the event we issue common stock or certain rights, including option grants in excess of certain amounts, to purchase or convert into common stock, at a price below the applicable conversion prices for the convertible preferred stock.

The convertible preferred stockholders are entitled to participate in dividends when and if declared by our Board of Directors.

We have also issued warrants in connection with the issuance of certain convertible preferred stock, certain licensing, marketing and financing arrangements, and certain investor relations services.  At December 25, 2010, we had a warrant outstanding with an exercise price of $0.475, which was exercisable for 2,083,334 shares of our common stock and expires in September 2011, and warrants outstanding with a weighted average exercise price of $1.50, which were exercisable for 100,000 shares of our common stock and expire in February 2013.

In May of 2009, our stockholders approved our 2009 Stock Incentive Plan.   The 2009 Stock Incentive Plan replaces our Amended and Restated 1998 Incentive and Non-Qualified Plan (the “1998 Plan”) and no new awards will be issued under the 1998 Plan.   Under our 2009 Stock Incentive Plan, at the time of stockholder approval, we were authorized to grant options, stock appreciation rights, restricted stock, restricted stock units and other equity grants for the purchase of up to 1,322,894 shares of our common stock plus any shares that expire, terminate or are cancelled without being exercised under the 1998 Plan (which could increase the pool under the 2009 Stock Incentive Plan by 9,241,845).  At the time our stockholders approved the 2009 Stock Incentive Plan, we did not seek to increase the number of original shares authorized under our 1998 Plan, which was 11,000,000 shares of our common stock.  At December 25, 2010, we had options outstanding that were exercisable for the purchase of 7,594,784 shares of common stock and options outstanding that were not yet exercisable for the purchase of 1,428,573 shares of our common stock. As of December 25, 2010, we have issued only options under our 2009 Stock Incentive Plan and our 1998 Plan.

The following chart summarizes our capital structure at December 25, 2010:

				Weighted
			Total	Average
	Number of		Common	Exercise
	Shares/		Shares	Price per
	Warrants/	Conversion/	Issued	Common
	Options	Exercise	and	Share	Liquidation
	Outstanding	Ratios	Issuable (1)	Issuable	Value
Common stock	24,294,493		24,294,493		$—

Series B convertible preferred stock	421,218	13.396	5,642,636		8,424,360
Series C convertible preferred stock	100,000	13.652	1,365,200		2,000,000
Series D convertible preferred stock	250,000	14.609	3,652,250		5,000,000
Series E convertible preferred stock	296,666	10.359	3,073,163		1,112,497
Series F convertible preferred stock	114,286	10.367	1,184,803		500,000
Total convertible preferred stock	1,182,170		14,918,052		17,036,857

Warrant	2,083,334	1.000	2,083,334	$0.475	—
Warrants	100,000	1.000	100,000	1.500	—

Stock options	9,023,357	1.000	9,023,357	$0.383	—

Totals			50,419,236		$17,036,857

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

Barriers to entry are minimal.  New competitors can open new or temporary stores and launch new catalogs and Internet sites at a relatively low cost. However, we believe that the costs to remain competitive over the longer term in the party supplies retailing business can be significant. These costs include the hiring of human resources with industry knowledge and the marketing costs associated with building a widely recognized brand.

Seasonality

Our business has a seasonal pattern.  In the past three years, we have realized an average of approximately 35.2% of our annual revenues in our fourth quarter, which includes Halloween and Christmas, and an average of approximately 24.8% of our annual revenues in the second quarter, which includes school graduations, and often the

Easter holiday.  Also, during these past three years, we have had net income in our second and fourth quarters and generated losses in our first and third quarters.

Suppliers and Inventory

The products we sell are sourced from a wide variety of third-party vendors.  Many of the products that we offer for sale, such as paper-based party goods, Halloween masks and costumes, are manufactured overseas in foreign countries such as China.  Global sourcing of many of the products we sell is thus an important factor in our financial performance.

The following represents suppliers from whom we purchased at least 5% of our merchandise in either 2010 or 2009:

Supplier	Products supplied	2010	2009
Amscan, Inc.	Paper party goods	23.9%	23.5%
Kendall Confectionery Company	Candy	5.0%	5.5%
Hallmark Marketing Corp.	Paper party goods	4.1%	5.0%
Total		33.0%	34.0%

In August 2006, we entered into a Supply Agreement with Amscan, Inc. (“Amscan”) which extended to 2012 and obligated us to purchase increased levels of merchandise from Amscan, our largest supplier, in exchange for, among other things, the right to receive more favorable pricing terms over the life of the agreement than were generally available to us under our previous terms with Amscan.  On December 30, 2010, we extended the Supply Agreement with Amscan until December 31, 2013 from the original expiration date of December 12, 2012.

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

Intellectual Property

We hold trademarks for “iParty” issued by the U.S. Patent and Trademark Office.  Trademark registrations for “iParty” were issued on February 19, 2002 and August 26, 2003 under U.S. registration No. 2,541,025 and No. 2,756,735. We own our website www.iparty.com.   Until August 2010, we licensed the use of the website to a third party for the purpose of internet based product sales.  We received no significant revenue under this arrangement during our fiscal years 2008, 2009 and 2010.  The license was cancelled by iParty in August, 2010.

Employees

As of December 25, 2010, we had 263 full-time employees and 646 part-time employees.  None of these employees is represented by a labor union, and we consider our relationship with our employees to be good.

Available Information

Our Internet website address is www.iparty.com.  Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Our Internet website and the information contained therein or connected thereto are not incorporated into or a part of this Annual Report on Form 10-K or any other report we file or furnish to the SEC.

The public may read and copy any materials that we file with the SEC at the SEC’s website, www.sec.gov, which contains reports, proxy and information statements and other information that public companies are required to file with or furnish to the SEC.  In addition, the public may read and copy any materials we file or furnish with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C., 20549. The public may obtain information about the SEC’s Public Reference Room by calling 1-800-SEC-0330.

ITEM 1A.       RISK FACTORS

Investing in our securities involves a high degree of risk. In addition to the other information contained in this report, you should consider the following risk factors before investing in our securities.

Our success depends on economic and other external factors, particularly in the New England region and during the Halloween season, that affect consumer decisions about whether and when to purchase party goods and supplies.

Our business success depends in large measure on consumer decisions to buy party goods and supplies and seek party planning advice, particularly in the New England region, where 47 of our 52 stores are located, as of December 25, 2010, and particularly during the Halloween season, which is our single most important season. Demand for our products and our business results are sensitive to external factors that, directly or indirectly, affect consumer confidence, consumer spending patterns, levels of disposable consumer income, or otherwise lead consumers to host or not host parties or purchase party goods and supplies.  Examples of such external factors include: unseasonable weather, especially in New England; the timing, duration and effects of adverse changes in overall economic conditions, including rates of job loss or growth, fuel and energy prices, and increases or decreases in interest rates, nationally or more locally in the markets we serve; and the competitive success or failure of local sports teams, such as the New England Patriots or Boston Red Sox, particularly in post-season play.  The precise impact of any of these external factors on consumer spending patterns for party goods and supplies is difficult to predict in advance, but one or more of these factors could adversely affect our business or our operating results, particularly with respect to any given fiscal period, to the extent they adversely impact the consumer spending patterns most important to our business success.

Recessions and economic downtowns may lead to a loss in consumer confidence and decline and change in consumer spending that may continue beyond any recovery period.  The recent recession experienced by the U.S. economy has contributed to a loss in consumer confidence and a decline in consumer spending that has had and may continue to have an impact on our business, which represents discretionary spending.

Because purchases of our merchandise are dependent upon discretionary spending by our customers, our financial performance is sensitive to changes in overall economic conditions that affect consumer spending. Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, changes in commodity prices, including gas and food prices, consumer confidence and consumer perception of economic conditions.  The United States has recently experienced a severe recession, which led to a decline in consumer spending.  Although there is consensus among economists that the economy is in recovery, the strength and duration of a recovery is unpredictable. A renewed economic downturn could further reduce consumer spending or cause a shift in consumer discretionary spending to other products, adversely affecting our liquidity and results of operations.

Our failure to generate sufficient cash to meet our liquidity needs may affect our ability to service our indebtedness and grow our business.

Our business requires access to capital to support growth, improve our infrastructure, respond to economic conditions, and meet our contractual commitments.  Our bank line of credit with Wells Fargo Bank, National Association (successor by merger to Wells Fargo Retail Finance, LLC) (“Wells Fargo”) allows us to borrow up to $12,500,000, subject to a limitation based on qualified inventory, receivables levels and other reserves set by Wells Fargo, with an option to increase that limit up to $15 million prior to July 2011.  As of December 25, 2010, there was $3,102,213 outstanding under our line of credit with additional availability of $3,672,581, which we believe to be sufficient to fund our operations, working capital requirements, and capital expenditures for the next twelve months.  In the event that our current operating plan or long-term goals change due to changes in our strategic plans, lower-than-expected revenues, unanticipated expenses, increased competition, unfavorable economic conditions, other risk factors discussed in this Annual Report, or other unforeseen circumstances, our liquidity may be negatively impacted.  Our ability to make payments on and to refinance our indebtedness, principally the amounts borrowed under our bank line of credit, and to fund any capital expenditures for systems upgrades, new store openings, if any, and updating existing stores, we may make in the future will depend in large part on our current and future ability to generate cash.  This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control.  We cannot assure you that our business will generate sufficient cash flow from operations in the future, that our currently anticipated growth in revenues and cash flow will be realized on schedule, or that future borrowings will be available to us under our line of credit in an amount sufficient to enable us to undertake store openings, update existing stores and replace and upgrade our technology systems to grow our business, or to fund other liquidity needs.  If we need to refinance all or a portion of our indebtedness from other sources, we cannot assure you that we will be able to do so on terms and conditions acceptable to us.

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

In addition, if our overall performance deteriorates, or if we experience liquidity challenges, our third party suppliers and vendors may demand accelerated payment of amounts due to them or require advance payments or letters of credit before goods are shipped to us.  These demands could have a significant adverse impact on our operating cash flow and on our liquidity.  Our third party suppliers and vendors have also experienced the impact of the recent recession.  If one or more of our third party suppliers fails or is unable to supply us with adequate goods, due to their own financial troubles or the financial troubles of their suppliers, including factories in China, we may experience an adverse effect on our business and results of operations.

Our business may be adversely affected by increases in commodity prices, especially oil and gas prices, which affect the pricing and supply of our products.

Volatile oil and gasoline prices impact prices of petroleum-based/plastic products, which are a key raw material in much of our merchandise, affect our freight costs, and affect consumer confidence and spending patterns.  Additionally, we have seen shortages in helium supplies affecting the pricing of certain popular products, such as balloons.  Inflation in China, where many of our products are sourced, may also be leading to increased prices from our suppliers for our products.  If we are unable to pass along to our customers any increases in prices from our suppliers, our results of operations and liquidity may be adversely affected.

We face intense competition from many sources.

The industry we serve is highly competitive and fragmented. We face intense competition from other party supply stores and stores that merchandise and market party supplies, including big discount retailers, such as Wal-Mart, retail drug store chains, like CVS and Walgreens, dollar store chains, party goods catalogs and Internet sites and temporary Halloween stores.  Our success thus depends on our ability to be competitive against many different competitors in each local market area we serve.  If we fail to anticipate evolving innovations and product offerings from our competitors and fail to offer products that appeal to the changing needs and preferences of our customers in the various markets we serve, demand for our products could decline and our operating results would be adversely affected. While the competitive importance of product quality, price, service and innovation varies from product to product, price is a factor, and we experience pricing pressures from competitors in our markets.

In 2009, we opened four temporary Halloween stores in our home New England market; in 2010, we increased the number of temporary Halloween stores to eleven, also in our home New England market. We intend to expand our temporary Halloween stores in future years, opening more such stores, some of which may be outside of New England. In doing so, we will face intense competition from other operators of temporary Halloween stores, such as Spirit Halloween, Halloween USA and others, including party goods Internet sites. If we fail to secure a sufficient number of appropriate temporary retail locations, or if sales achieved at those locations fall below planned levels, our operating results would be adversely affected.

We face new competitive threats as a result of consolidation in our industry following Amscan Holdings, Inc.’s acquisitions of Party City Corporation, Party America and Factory Card and Party Outlet.

Amscan Holdings, Inc. (“AHI”), the parent company of Amscan, Inc. (“Amscan”) our largest supplier and the largest supplier in our industry, or AHI’s parent, AAH Holdings Corporation (“AAH”), owns Party City Corporation, Party America and Factory Card & Party Outlet Corp. (“Factory Card”).  Through the acquisitions of these party goods companies, AHI and AAH own a total of approximately 849 corporate and franchise party supply stores nationwide. None of these companies currently has a significant presence in the New England region.

We have a Supply Agreement with Amscan which extends through 2013 and obligates us to purchase minimum levels of merchandise from Amscan.  In addition to the Supply Agreement with Amscan, we have a non-competition agreement from Party City and its affiliates that covers Massachusetts, Maine, New Hampshire, Vermont, Rhode Island, Windsor and New London counties and a part of Hartford county in Connecticut, which extends through 2013.

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

We cannot assure you that our systems will be adequate to support future growth, either as currently configured or as we plan to possibly update them.  Any material disruption or slowdown of our systems would severely interfere with the normal operation of our retail store operations and could have a materially negative impact on our business operations and financial results.  In particular, our total borrowing base under our line of credit depends, among other things, on our inventory levels, credit card receivables, customer deposits, and merchandise credits.  Accordingly, any material disruption or problem affecting our point-of-sale or merchandise management systems could materially and adversely affect our borrowing level, our financial statements, our compliance with various covenants under our bank agreement, and our liquidity and cash resources.

Our quarterly operating results are subject to significant fluctuation.

Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future.  Factors that could cause these quarterly fluctuations, both sequentially and on a year-over-year basis, include the following: extreme weather-related disruptions, particularly in New England; the timing of movable holidays, such as Easter, which typically falls in the second quarter but on occasion falls in the first quarter; the competitive success or failure of local sports teams, such as the New England Patriots or Boston Red Sox, particularly in post-season play, which may result in fluctuations from one year to the next in our sales in the first and fourth quarters; the extent to which sales in new stores result in the loss of sales in existing stores; the mix of products sold; the sales results from period to period of merchandise categories with highly volatile demand levels such as Silly Bandz and Webkinz; pricing and marketing actions of competitors; the level of advertising and promotional expenses; and seasonality, primarily because the sales and profitability of our stores are typically lower in the first and third quarters, when we have often operated at a loss, and are typically higher in the second quarter, which includes school graduations, and the fourth quarter, which includes Halloween, our single most important selling season, as well as the Christmas holiday season.  Most of our operating expenses, such as rent expense, advertising expense and employee salaries, do not vary directly with the amount of sales and are difficult to adjust in the short term.  As a result, if sales in a particular quarter are below expectations for that quarter, we may not be able to proportionately reduce operating expenses for that quarter, and such a sales shortfall could have a disproportionate effect on our net income (or loss) for the quarter.

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

An important part of our long-range business plan is to increase our number of stores, including temporary stores, and, over time, enter new geographic markets.  We have opened 17 new stores, acquired three stores, closed three stores and operated 17 temporary Halloween stores over the past six years, bringing our total number of stores from 35 at the beginning of 2004 to 52 at the end of 2010.  Going forward into 2011, in addition to managing our expenses, we intend to grow through opening or acquiring new retail locations, continuing the implementation of our temporary Halloween store strategy, through sales growth in our existing retail stores, and by re-entering the e-commerce business.  For a growth strategy to be successful, we must identify and lease or acquire favorable store sites, hire and train associates and store managers, and adapt management and operational systems to meet the needs of our expanded operations.  These tasks may be difficult to accomplish successfully.  If we are unable to open or acquire new or temporary stores in locations and on terms acceptable to us as quickly as planned, our future sales and profits may be adversely affected.  Even if we succeed in opening or acquiring new stores or opening temporary stores, these stores may not achieve the same sales or profit levels as our existing stores.  Also, our expansion strategy includes opening new or temporary stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs.  However, these new or temporary stores may result in the loss of sales in existing stores in nearby areas, which could adversely affect our business and financial performance. In addition, future store openings could cause us, among other things, to incur additional debt and increased interest expense, as well as experience dilution in earnings, if any, per share.  If we are not able to service or access this additional debt for future store openings or raise additional equity, which may be difficult or costly given our stock price and the anti-dilution provisions of our convertible preferred stock, our growth strategy may be impaired, adversely affecting our results of operations and liquidity. Impairment losses could also occur as a result of new store openings in the event that new store openings prove unsuccessful.

Our ownership structure includes large investors who own preferred stock and whose interests and rights in our company may differ in important respects from those of our common stock investors.

As of December 25, 2010, there were 24,294,493 shares of common stock outstanding, and 26,124,743 potential additional common share equivalents outstanding that may be issued upon the conversion of outstanding convertible preferred stock, warrants and options to purchase our common stock.  The average weekly trading volumes in our common stock as reported on the NYSE Amex for the fifty two week periods ended December 25, 2010, December 26, 2009 and December 27, 2008 were 95,978 shares, 164,371 shares and 51,683 shares, respectively.  Additionally, a number of investors in our company own large concentrations of our common and convertible preferred stock making our shares more illiquid than if our ownership structure were more widely distributed. The ownership rights of these holders of our convertible preferred stock impact the trading liquidity of our common shares, our corporate governance, and the relative economic stake that our common stock and convertible preferred stock investors have in the enterprise value of our business.  Although a more active trading market may develop in the future, the limited market liquidity for our stock may affect your ability to sell at a price that is satisfactory to you.

Our corporate governance is affected by our ownership structure to the extent that certain of our convertible preferred stock investors currently enjoy, among other things, contractual rights to nominate and elect two of the members of our board of directors, although neither of these board seats is currently filled.  These rights and the concentration of share ownership enjoyed by certain of our convertible preferred stock investors mean that our largest investors can influence our strategic direction and that of our senior management in ways that are different from most of our common stock investors.  Our convertible preferred stock investors also enjoy certain economic rights that differentiate their ownership rights and interests from those of our common stock investors.  For instance, upon the occurrence of a merger, acquisition or a similar transaction involving the acquisition of our company, the holders of our convertible preferred stock would generally be entitled to a “liquidation preference” that would entitle them, collectively, to the first $17.0 million of net proceeds, unless they decide to convert their shares of convertible preferred stock into common stock.  This feature of our convertible preferred stock investors’ rights could make the attractiveness of our company as an acquisition target differ materially from what it would be without it.  In addition, our convertible preferred stock investors enjoy certain “anti-dilution” protections not afforded to our common stock investors, which generally means that investors in shares of our common stock could be adversely affected by subsequent dilutive financings, if any, in ways that are different from some or all of our convertible preferred stock investors.

Shares that may be resold pursuant to our prospectus on Form S-3 or eligible for sale in the future could negatively affect our stock price.

Certain securities may be sold in the future pursuant to registration statements filed with the SEC or without registration under the Securities Act, to the extent permitted by Rule 144 or other exemptions under the Securities Act.  We may issue additional shares in the future in connection with acquisitions, compensation or otherwise, although we cannot ensure that we will be able to identify or complete any acquisition in the future, whether stock based or otherwise. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur.  This may also make it more difficult for us to raise funds through the issuance of debt or the sale of equity securities.

As of December 25, 2010, there were 26,124,743 potential additional common share equivalents outstanding.  These included 14,918,052 shares issuable upon the conversion of immediately convertible preferred stock, 2,083,334 shares issuable upon the exercise of a warrant with an exercise price of $0.475, 100,000 shares issuable upon the exercise of warrants with a weighted average price of $1.50, and 9,023,357 shares issuable upon the exercise of stock options with a weighted average exercise price of $0.383.

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

Changing laws, regulations and standards relating to corporate governance, public disclosure and changes to accounting standards and practices, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act of 2010, new SEC regulations, corporate law developments in Delaware, and evolving rules applicable to publicly-traded companies on the NYSE Amex are creating uncertainty, and hence risks, for companies such as ours.  These new or changed laws, regulations and standards are subject to varying interpretations due to the fact that they are new and there has not yet emerged a well-developed body of interpretation.  As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.  This development could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure, governance and accounting practices.

Our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  In particular, we have applied significant management and financial resources to document, test, monitor and enhance our internal controls over financial reporting in order to meet the various current requirements of the Sarbanes-Oxley Act of 2002. As a smaller reporting company, we are not required to subject our internal controls to audit by our independent registered public accounting firm and only management is required to certify as to the effectiveness of our internal controls. If we were to become subject to an audit, there can be no assurance that such an audit of our internal controls would not result in the identification of a material weakness. Additionally, any failure in the effectiveness of our internal controls over financial reporting could have a material effect on our financial reporting or cause us to fail to meet reporting obligations, which upon disclosure, could negatively impact the market price of our common stock.  Our efforts to comply with these types of new regulatory requirements regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of our financial statements have required the commitment of increasing levels of financial and managerial resources. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, we could face various material and adverse consequences, including a decline in our common stock price or a possible delisting of our common stock.

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

The protection of customer, employee, and company data is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. In addition, customers have a high expectation that we will adequately protect their personal information. A significant breach of customer, employee, or company data could damage our reputation and result in lost sales, fines, or lawsuits, which may adversely affect our results of operations, liquidity and business.

Future changes in financial accounting standards may adversely affect our reported results of operations.

A change in accounting standards can have a significant effect on our reported financial results. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future.  These new accounting pronouncements may adversely affect our reported financial results.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The following table identifies the number of our stores operating as of December 25, 2010, December 26, 2009 and December 27, 2008, by state:

	Number of Stores, for the fiscal year ended
	Dec 25, 2010			Dec 26, 2009			Dec 27, 2008
	End			End			End
	of		Acquired/	of		Acquired/	of		Acquired/
States	Period	Closings	Openings	Period	Closings	Openings	Period	Closings	Openings
Connecticut	7	—	—	7	—	—	7	—	—
Florida	5	—	—	5	—	—	5	—	—
Maine	3	—	—	3	—	—	3	—	—
Massachusetts	27	—	1	26	—	1	25	1	—
New Hampshire	6	—	—	6	—	—	6	—	—
Rhode Island	3	—	—	3	—	—	3	1	2
Vermont	1	—	—	1	—	—	1	—	—
Total	52	—	1	51	—	1	50	2	2

Our stores range in size from approximately 8,000 square feet to approximately 20,500 square feet and average approximately 10,150 square feet.  We lease all of our retail stores.  The leases generally provide for fixed minimum rentals, which typically increase periodically during the life of the lease, and, in some instances, contingent rentals based on a percentage of sales in excess of specified minimum sales levels, as well as related occupancy costs, such as property taxes and common area maintenance.  We lease our properties typically for 10 years and usually with options from our landlords to renew our leases for an additional 5 or 10 years.

In addition to our 52 stores, we lease office space at 270 Bridge Street, Suite 301, Dedham, Massachusetts, 02026.  The lease, which expires November 30, 2011, is for 10,600 square feet of space and the monthly rent is $18,750.  We also lease office and retail space at 1457 VFW Parkway, West Roxbury, Massachusetts, 02132.  This lease, which expires December 31, 2012, is for 20,500 square feet of space.  The retail store at our West Roxbury location uses 10,688 square feet and the remainder is used primarily for our corporate training center.  The total monthly rent for the retail store and corporate training center space is $20,495, subject to certain Consumer Price Index escalation clauses. We believe that these spaces are adequate for our immediate needs.

We believe that all properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

We are periodically involved in claims and legal proceedings that arise in the ordinary course of our business. No pending litigation, individually or in the aggregate, is expected to have a material adverse effect on our company.

ITEM 4.  (Removed and Reserved)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The NYSE Amex is the principal market for our common stock, where our shares are traded under the symbol “IPT”.

The following table sets forth the range of high and low sales prices on the NYSE Amex for our common stock for each of the fiscal quarters of 2010 and 2009:

MARKET PRICE OF COMMON STOCK

Period	High	Low
2010
Fourth fiscal quarter	$0.37	$0.25
Third fiscal quarter	0.33	0.20
Second fiscal quarter	0.40	0.25
First fiscal quarter	0.42	0.22

2009
Fourth fiscal quarter	$0.32	$0.22
Third fiscal quarter	0.34	0.12
Second fiscal quarter	0.17	0.06
First fiscal quarter	0.10	0.03

Holders

The approximate number of record holders of our common stock as of December 25, 2010 was 114.  The number of record owners was determined from our stockholder records, and does not include beneficial owners of our common stock whose shares are held in the names of various security holders, dealers and clearing agencies.  We believe that the number of beneficial owners of our common stock held by others as or in nominee names exceeds 500.

Dividends

We have never paid a cash dividend on our shares of common stock and have no expectation of doing so for the foreseeable future.  Our existing line of credit agreement with Wells Fargo generally prohibits the payment of any dividends or other distributions to any of our classes of capital stock.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities made during the fourth quarter of 2010.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no stock repurchases made during the fourth quarter of 2010.

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

	2010	2009	2008	2007	2006
	52 weeks	52 weeks	52 weeks	52 weeks	52 weeks
Statement of Operations Data:
Revenues	$81,291,429	$78,595,088	$81,210,999	$81,798,634	$78,458,329
Operating costs:
Cost of products sold and occupancy costs	49,023,399	46,557,039	46,885,215	46,465,441	44,942,542
Marketing and sales	24,927,511	23,703,308	26,793,885	26,181,504	25,625,547
General and administrative	6,850,321	6,934,478	7,205,067	7,553,869	6,736,197

Operating income	490,198	1,400,263	326,832	1,597,820	1,154,043

Income before interest and taxes	490,198	1,400,263	326,832	1,597,820	1,154,043

Change in fair value of warrant liability	10,833	—	—	—	—
Interest income	297	340	4,609	17,806	10,217
Interest expense	(249,492)	(444,801)	(720,891)	(857,612)	(772,334)

Income (loss) before taxes	251,836	955,802	(389,450)	758,014	391,926

Income taxes (benefit)	(2,613)	(147,930)	50,605	146,323	17,279

Net income (loss)	$254,449	$1,103,732	$(440,055)	$611,691	$374,647

Net Income (loss) per share:
Basic	$0.01	$0.03	$(0.02)	$0.02	$0.01
Diluted	$0.01	$0.03	$(0.02)	$0.02	$0.01

Weighted-average shares outstanding:
Basic	38,251,888	38,220,804	22,722,485	38,204,374	37,862,928
Diluted	39,281,252	38,440,489	22,722,485	39,913,274	39,535,874

Other Data:
Net cash provided by (used in) operating activities	$557,327	$3,256,482	$3,229,642	$(239,008)	$4,412,036
Net cash used in investing activities	(1,213,151)	(525,563)	(2,027,709)	(802,174)	(2,579,007)
Net cash provided by (used in) financing activities	657,424	(2,730,119)	(1,213,215)	352,338	(1,771,847)
Capital expenditures (1)	1,213,151	525,563	2,027,709	802,174	709,892

	Dec 25, 2010	Dec 26, 2009	Dec 27, 2008	Dec 29, 2007	Dec 30, 2006
Balance Sheet Data:
Working capital	$6,657,781	$5,429,194	$3,489,893	$6,184,373	$4,954,989
Total assets	21,281,226	20,292,422	20,995,273	22,977,086	22,697,373
Total long-term liabilities	1,521,770	1,543,098	1,800,174	4,394,367	4,707,964

(1)  Capital expenditures exclude assets acquired under capital leases.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related Notes included below.

Certain statements in this Annual Report, particularly statements contained in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The words “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  Forward-looking statements included in this Annual Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (“SEC”), reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements.  Such future results are based upon our best estimates based upon current conditions and the most recent results of operations.  Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this Annual Report.  These include those described above under Item 1A, “Risk Factors.”  Our forward-looking statements speak only as of the date of this document, and we do not intend to update these statements to reflect events or circumstances that occur after that date.

Overview

At the end of 2010, we operated 52 retail stores, including 47 in New England, including our new store in the South Bay Center in Boston MA, and five in Florida. We also operated eleven temporary Halloween stores in 2010, more than twice as many as in 2009, and opened another store in the South Bay Center, Boston, Massachusetts at the end of the year.  During 2010, the US economy began to emerge from the deep recession of 2008/2009 with some improvements seen in stock market price levels and unemployment, although still high by historical standards.  These factors contributed to an improvement in the overall retail environment.  We ended fiscal 2010 with approximately $81.3 million in sales, an increase of 3.4% from the prior year and we reported net income of approximately $254 thousand as compared to net income of $1.1 million in 2009.  Comparable store sales in 2010 increased 0.7% compared to sales in 2009 from a negative 4.5% in fiscal 2009 when compared to 2008.  Comparable store sales are defined as sales from those stores open for at least one full year.  Retail competition, however, remained strong, and overall product costs increased slightly, putting pressure on retail selling margins. Moreover, competition in the temporary Halloween store business continued to grow, affecting sales results from both our permanent and temporary stores. As a result of these trends, our net income declined from $1.1 million in fiscal 2009 to $254 thousand in 2010.

For the first quarter of 2010, our consolidated revenues were $14.8 million, compared to $14.6 million for the first quarter of 2009.  The increase in first quarter revenues from the year-ago period included a 1.3% increase in comparable store sales.  The increase in consolidated revenue was primarily due to the increase in sales transactions in our base 50 stores and the sales from our new Boylston Street store in Boston, Massachusetts.  Consolidated gross profit margin was 35.8% for the first quarter of 2010 compared to a margin of 35.6% for the same period in 2009. The improvement in gross profit margin was due to savings in utilities and depreciation costs as well as increased leveraging of occupancy costs attributable to higher sales in the first quarter of 2010 compared to the first quarter of 2009.  The consolidated net loss for the first quarter of 2010 was $1,485,134 or $0.07 per share, compared to a consolidated net loss of $1,715,271, or $0.08 per share, for the first quarter in 2009, a decrease of $230,137.

For the second quarter of 2010, our consolidated revenues were $20.1 million, compared to $19.6 million for the second quarter of 2009.  The increase in second quarter revenues from the year-ago period included a 1.4% increase in comparable store sales.  The increase in consolidated revenue was primarily due to the increase in sales transactions in our 50 base stores and the sales from our new Boylston Street store in Boston, Massachusetts.  Consolidated gross profit margin was 40.7% for the second quarter of 2010 compared to a margin of 40.3% for the same period in 2009.  The improvement in gross profit margin was due to improved product sales mix in the second quarter of 2010 compared to the second quarter in 2009.  The consolidated net income for the second quarter of 2010 was $767,484 or $0.02 per share, compared to consolidated net income of $668,868, or $0.02 per share, for the second quarter in 2009, an increase of $98,616.

For the third quarter of 2010, our consolidated revenues were $16.9 million, compared to $16.4 million for the third quarter of 2009.  The increase in third quarter revenues from the year-ago period included a 1.4% increase in comparable store sales.  The increase in consolidated revenue was primarily due to the increase in sales transactions in our 50 base stores and the sales from our new Boylston Street store in Boston, Massachusetts.  Consolidated gross profit margin was 36.9% for the third quarter of 2010 compared to a margin of 37.3% for the same period in 2009.  The decline in gross profit margin was primarily due to a decrease in vendor incentives accrued of $35,591 and an increase in temporary Halloween store occupancy costs of $75,843 in the third quarter of 2010 compared to the third quarter in 2009, the latter difference coming from the increase in the number of temporary stores from four in 2009 to eleven in 2010.  The consolidated net loss for the third quarter of 2010 was $1.9 million, or $0.08 per share, compared to consolidated net loss of $1.4 million, or $0.06 per share, for the third quarter in 2009, an increase of $548,891, most of which is attributable to costs associated with the increase in the number of temporary Halloween stores in 2010 compared to 2009.

The year ended with a 0.6% decrease in comparable store sales in the fourth quarter, which included a 3.0% decrease in comparable store sales in the five week fiscal month of October, and a 1.0% decrease in comparable store sales in the 31 day calendar month of October. Total sales increased 5.1% in the fourth quarter as compared to the fourth quarter of 2009.  This increase included a 4.7% increase in total sales for the five week fiscal month of October, and a 7.2% increase in total sales for the 31 day calendar month of October. Total sales for fiscal and calendar October also included the impact of eleven temporary Halloween stores opened in September 2010, compared to four such stores opened in mid-September 2009.  Consolidated gross profit margin was 42.7% for the fourth quarter of 2010 compared to a gross profit margin of 45.8% for the same period in 2009, due primarily to a decline in vendor rebates and writedowns from slow moving inventory.  For the quarter, our net income was $2.9 million, compared to $3.5 million in the fourth quarter of 2009.  The decline in net income for the fourth quarter of 2010 as compared to the fourth quarter of 2009 was primarily due to the performance of our temporary Halloween stores, which was not as strong as the prior year’s performance.

Fiscal 2010 Compared to Fiscal 2009

Revenues

Our consolidated revenues for 2010 were $81,291,429, an increase of $2,696,341, or 3.4% from 2009.  Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.

	Dec 25, 2010	Dec 26, 2009
Revenues	$81,291,429	$78,595,088

Increase (decrease) in revenues from prior year	3.4%	-3.2%

Sales for 2010 included an increase of 0.7% in comparable store sales, sales from the Boylston Street, Boston store which we opened in the first quarter of 2010, sales from our eleven temporary Halloween stores, and sales from our new South Bay Center store in Boston, which we opened in December 2010.

Cost of products sold and occupancy costs

Our cost of products sold and occupancy costs for 2010 was $49,023,399, or 60.3% of revenues, an increase of $2,466,360 and an increase of 1.1 percentage points, as a percentage of revenues, from 2009.  Cost of products sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores.

	For the year ended
	Dec 25, 2010	Dec 26, 2009
Cost of products sold and occupancy costs	$49,023,399	$46,557,039

Percentage of revenues	60.3%	59.2%

As a percentage of revenues, the increase in cost of products sold was primarily attributable to writedowns of slow-moving inventory, decreased vendor discounts and rebates and increased freight costs.

Marketing and sales expense

Our consolidated marketing and sales expense for 2010 was $24,927,511 or 30.7% of revenues, an increase of $1,224,203 and an increase of 0.5 percentage points, as a percentage of revenues, from 2009.  Marketing and sales expenses consist primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.

	For the year ended
	Dec 25, 2010	Dec 26, 2009
Marketing and sales	$24,927,511	$23,703,308

Percentage of revenues	30.7%	30.2%

As a percentage of revenues, the increase in marketing and sales expense was primarily due to the decreased leveraging of these expenses in 2010 in relation to the level of sales in our eleven temporary Halloween stores in 2010 as compared to the four Halloween temporary stores in 2009, and to pre-opening expenses associated with our new permanent store location in South Bay Center, Boston.

General and administrative expense

Our consolidated general and administrative (“G&A”) expenses for 2010 were $6,850,321, or 8.4% of revenues, a decrease of $84,157, or 0.4 percentage points as a percentage of revenues, from 2009. G&A expenses consist of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.

	For the year ended
	Dec 25, 2010	Dec 26, 2009
General and administrative	$6,850,321	$6,934,478

Percentage of revenues	8.4%	8.8%

As a percentage of revenues, the decrease in general and administrative expense was primarily attributable to the decrease in incentive compensation expense in 2010 as compared to 2009.

Operating income

Our operating income for 2010 was $490,198, or 0.6% of revenues, compared to an operating income of $1,400,263, or 1.8% of revenues in 2009.

Interest expense

Our interest expense in 2010 was $249,492, a decrease of $195,309 from 2009.  The decrease during 2010 was due primarily to the decrease in notes payable balances compared to 2009.  The effective interest rate on our borrowings under our line of credit increased to 6.6% during 2010 compared to 5.0% in 2009, which increased interest expense by approximately $76,042.  The interest rate was based on the bank’s base rate.  Our average revolving loan balance was approximately $3,058,446 during 2010 compared to $2,595,427 in 2009, which increased interest expense by approximately $27,503. Interest expense related to notes payable in 2010 was $44,905, compared to interest expense in 2009 of $179,602.  This decrease was primarily due to the fact that the Highbridge Note and the Amscan Note were both paid in full in 2009 and the Party City Note balance of $600,000 was paid in full on August 6, 2010.  The effective interest rate on the Party City Note was 12.25%.

Income taxes

In 2010, our income tax benefit was $2,613, which included $19,224 for federal alternative minimum taxes, $134,993 for current state income taxes, and a deferred tax benefit of $156,830.  Our provision for current state taxes exceeds the average statutory rate net of federal tax benefit because of permanent and temporary differences between taxable and book income, including amounts associated with stock based compensation expense, depreciation, and amortization of intangibles and common stock warrants.  The net deferred tax benefit of $156,830 resulted from the release of a portion of our deferred tax valuation reserves, which was based on our estimates of fiscal 2011 book and tax income.  We were able to utilize approximately $1,439,881 of net operating loss carryforwards for federal income tax purposes in 2010.

In 2009, our income tax benefit was $147,930, which included $39,212 for federal alternative minimum taxes and $227,545 for state income taxes and a deferred tax benefit of $414,687.  Our provision for state taxes exceeded the average statutory rate net of federal tax benefit because of permanent and temporary differences between taxable and book income, including amounts associated with stock based compensation expense, depreciation, and amortization of intangibles and common stock warrants. The deferred tax benefit of $414,687  resulted from the release of a portion of our deferred tax valuation reserves, which was based on our estimates of fiscal 2010 book and tax income. We were able to utilize approximately $2,389,708 of net operating loss carryforwards for federal income tax purposes in 2009.

At the end of 2010, we had estimated net operating loss carryforwards of approximately $16.4 million, which begin to expire in 2019.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards may be subject to annual limitations based upon certain ownership changes of our stock that may have occurred or that may occur.

Net income

Our net income in 2010 was $254,449 or $0.01 net income per basic and diluted share, compared to net income of $1,103,732 or $0.03 net income per basic and diluted share in 2009.

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

Cost of products sold and occupancy costs

Our cost of products sold and occupancy costs for 2009 was $46,557,039, or 59.2% of revenues, a decrease of $328,176 and an increase of 1.5 percentage points, as a percentage of revenues, from 2008.  Cost of products sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores.

	For the year ended
	Dec 26, 2009	Dec 27, 2008
Cost of products sold and occupancy costs	$46,557,039	$46,885,215

Percentage of revenues	59.2%	57.7%

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

As a percentage of revenues, the decrease in marketing and sales expense was primarily the result of cost reduction actions related to store payroll and advertising expenses.

General and administrative expense

Our consolidated general and administrative (“G&A”) expense for 2009 was $6,934,478, or 8.8% of revenues, a decrease of $270,589, or 0.1 percentage points as a percentage of revenues, from 2008. G&A expenses consist of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.

	For the year ended
	Dec 26, 2009	Dec 27, 2008
General and administrative	$6,934,478	$7,205,067

Percentage of revenues	8.8%	8.9%

As a percentage of revenues, the decrease in general and administrative expense was primarily attributable to cost reduction initiatives implemented in 2009.

Operating income

Our operating income for 2009 was $1,400,263, or 1.8% of revenues, compared to an operating income of $326,832, or 0.4% of revenues in 2008.

Interest expense

Our interest expense in 2009 was $444,801, a decrease of $276,090 from 2008.  The decrease during 2009 was due primarily to interest expense related to the decrease in notes payable interest during the year.  The effective interest rate on our borrowings under our line of credit increased to 5.0% during 2009 compared to 4.7% in 2008, which increased interest expense by approximately $6,941. The interest rate was based on the bank’s base rate. Our average revolving loan balance was approximately $2,595,427 during 2009 compared to $3,656,861 in 2008, which decreased interest expense by approximately $53,815. Interest expense related to notes payable in 2009 was $179,602, compared to interest expense in 2008 of $338,630. This decrease was due to lower interest rates on the Highbridge note, three months’ less interest on the Highbridge note because it was paid off on September 15, 2009, and the decreasing principal on the Amscan note, which were partially offset by the higher principal under our credit facility due to the pay off of the Highbridge note. Our average notes payable balance was approximately $2,505,201 during 2009, compared to $3,689,225 in 2008, which decreased interest expense by approximately $174,329. The effective interest rate on our notes payable decreased to 12.6% in 2009, compared to 14.7% in 2008, which decreased interest expense by $52,883. Additionally, interest expense from capital leases and other sources in 2009 decreased by $2,004 from 2008.

Income taxes

In 2009, our income tax benefit was $147,930, which included $39,212 for current federal taxes, $227,545 for current state income taxes, and a deferred tax benefit of $414,687. Our provision for current state taxes exceeded the average statutory rate net of federal tax benefit because of permanent and temporary differences between taxable and book income, including amounts associated with stock based compensation expense, depreciation, and amortization of intangibles and common stock warrants. The deferred tax benefit of $414,687 resulted from the release of a portion of our deferred tax valuation reserves, which was based on our estimates of fiscal 2010 book and tax income. We were able to utilize approximately $2,389,708 of net operating loss carryforwards for federal income tax purposes in 2009.

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

Inventories

Our inventories consist of party supplies and are valued at the lower of moving weighted-average cost or market which approximates FIFO (first-in, first-out).  We record vendor rebates, discounts and certain other adjustments to inventory, including freight costs, and we recognize these amounts in the income statement as the related goods are sold.

During each interim reporting period, we estimate the impact on cost of products sold associated with inventory shortage.  The actual inventory shortage is determined upon reconciliation of the annual physical inventory, which occurs shortly before and after our year end, and an adjustment to cost of products sold is recorded at the end of the fourth quarter to recognize the difference between the estimated and actual inventory shortage for the full year.  The adjustment in the fourth quarter of 2010 included an estimated reduction of $20,226 to the cost of products sold during the previous three quarters.  The adjustment in the fourth quarter of 2009 included an estimated reduction of $142,010 to the cost of products sold during the previous three quarters.  The adjustment in the fourth quarter of 2008 included an estimated reduction of $261,915 to the cost of products sold during the previous three quarters.

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

The first non-compete agreement, from Party City Corporation and its affiliates, covers Massachusetts, Maine, New Hampshire, Vermont, Rhode Island, and Windsor and New London counties in Connecticut.  This non-compete agreement had an original estimated life of 60 months. The expiration date of this non-compete agreement was extended from August 7, 2011 to December 31, 2013 in conjunction with the Company’s agreement with Party City Corporation to take over their location in Manchester, Connecticut.  See discussion on page 28 below.

The second non-compete agreement was acquired in connection with our purchase in January 2008 of two franchised party supply stores in Lincoln and Warwick, Rhode Island.  The acquired Rhode Island stores had been operated as Party City franchise stores, and were converted to iParty stores immediately following the closing. The second non-compete agreement covers Rhode Island for five years from the date of closing and within a certain distance from our stores in the rest of New England for three years. The second non-compete agreement has an estimated life of 60 months. Both non-compete agreements are subject to certain terms and conditions in their respective acquisition agreements.

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

Impairment of Long-Lived Assets

In connection with our ongoing long-lived asset assessment, we perform a review of each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  Our review considers store operating results, future sales growth and cash flows.  The conclusion regarding impairment may differ from current estimates if underlying assumptions or business strategies change.  We closed two stores in early January 2008, at the end of their lease terms.  No impairment charges were required for these stores, as the assets related to them had been fully amortized, except for immaterial amounts, and no liability existed for future lease costs.

We are not aware of any impairment indicators for any of our remaining stores at December 25, 2010.

Income Taxes

Historically, we have not recognized an income tax benefit for our losses. Accordingly, we record a valuation allowance against our deferred tax assets because of the uncertainty of future taxable income and the realizability of the deferred tax assets.  In determining if a valuation allowance against our deferred tax asset is appropriate, we consider both positive and negative evidence.  The positive evidence that we considered included (1) we were profitable in 2010, 2009, 2007 and 2006, (2) we have achieved positive comparable store sales growth for six out of the last eight years, (3) we were able to significantly reduce store and headquarters operating expenses in 2009, and (4) we were able to use federal net operating loss deductions in each tax year from 2002 through 2009, and expect to do so for tax year 2010.  The negative evidence that we considered included (1) we realized a net loss in 2005 and 2008, (2) our merchandise margins decreased in 2010, 2009, 2008, 2006 and 2005, (3) our future profitability is vulnerable to certain risks, including (a) the risk that we may not be able to generate significant taxable income to fully utilize our net operating loss carryforwards of approximately $16.4 million at December 25, 2010, (b) the risk of unseasonable weather and other factors in a single geographic region, New England, where our stores are concentrated, (c) the risk of being so dependent upon a single season, Halloween, for a significant amount of annual sales and profitability and (d) the risk of fluctuating prices for petroleum products, which are a key raw material for much of our merchandise and which affect our freight costs and those of our suppliers and affect our customers’ spending levels and patterns, (4) the costs that opening or acquiring new stores will put pressure on our profit margins until these stores reach maturity, (5) the expected increasing costs of regulatory compliance, will likely have a negative impact on our profitability, (6) the risk that a continued, general or perceived slowdown in the U.S economy, or uncertainty as to the economic outlook, which the U.S. and world economies have recently experienced, could continue to reduce discretionary spending or cause a shift in consumer discretionary spending to other products.

The positive evidence is strong enough for us to conclude that we will realize sufficient levels of taxable income in 2011 to support the release of a portion of the related reserves in fiscal 2010. However, we believe that it is prudent for us to maintain a valuation allowance against our remaining deferred tax assets until we have a longer history of profitability and we can reduce our exposure to the risks described above.  Should we determine that we will be able to realize our deferred tax assets in the future, an adjustment to our deferred tax assets would increase income in the period we made such a determination.

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

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Update No. 2010-29 Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force). Update No. 2010-29 will be effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, or for us the fiscal year ending December 31, 2011. We do not expect the adoption of Update No. 2010-29 (Topic 805) to have a material effect on our consolidated financial statements.

In December 2010, FASB issued Update No. 2010-28 Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force).  Update No. 2010-28 will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2010, or for us the fiscal year ending December 31, 2011. Early adoption is not permitted.  We do not expect the adoption of Update No. 2010-28 (Topic 350) to have a material effect on our consolidated financial statements.

On January 21, 2010, FASB issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”) (codified within ASC Topic 820—“Fair Value Measurements and Disclosures”). This guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. ASU 2010-06 requires a reporting entity to disclose the significant transfers into and out of Levels 1 and 2 fair value measurements and to present separately information about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements. In addition, the FASB clarified the existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, for Level 1 and 2 disclosure requirements, which we adopted in the first quarter of 2010, and after December 15, 2010 for Level 3 disclosure requirements, which we will adopt in the first quarter 2011 if we have any assets valued with a Level 3 method. The adoption of the guidance did not have a material effect on our consolidated financial statements.

Liquidity and Capital Resources

Our primary uses of cash are:

•      purchases of inventory, including purchases under our Supply Agreement with Amscan, as described more fully below;

•      occupancy expenses of our stores;

•      employee salaries; and

•      new and temporary store openings, including acquisitions.

Our primary sources of cash are:

•      cash from operating activities; and

•      debt, including our line of credit.

Our prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, improve our infrastructure, respond to economic conditions, and meet contractual commitments.  Based on our current operating plan, we believe that anticipated revenues from operations and borrowings available under our line of credit will be sufficient to fund our operations, working capital requirements and capital expenditures through the next twelve months.  In the event that our operating plan changes due to changes in our strategic plans, lower-than-expected revenues, unanticipated expenses, increased competition, unfavorable economic conditions, declines in consumer confidence and spending, or other unforeseen circumstances, our liquidity may be negatively impacted.  If so, we could be required to adjust our expenditures for 2011 to conserve working capital or raise additional capital, possibly including debt or equity financing to fund operations and our business strategy.  Given the current state of the debt and equity markets and our existing capital structure, this could be difficult and expensive, and we might not be able to do so on terms acceptable to us.

Notes Payable

We had three notes payable that were entered into in fiscal 2006, the last of which was paid off in 2010.

The “Highbridge Note” was a subordinated note in the stated principal amount of $2,500,000 that bore interest at the prime rate plus one percent.  The Highbridge Note was part of a financing transaction that raised $2.5 million through a combination of the issuance of the Highbridge Note and a warrant exercisable for 2,083,334 shares of common stock at an exercise price of $0.475 per share, which if not exercised expires in September 2011. The agreements entered into in connection with the financing granted Highbridge resale registration rights with respect to the shares of common stock underlying the Highbridge Warrant and provide for certain anti-dilution rights and other covenants with respect to the listing of our common stock. The issuance of the Highbridge Warrant triggered certain anti-dilution provisions of our Series B, C, and D convertible preferred stock.

The original discount associated with the warrant issued in conjunction with the Highbridge Note (original discount amount $613,651) was amortized using the effective interest method over the life of the note. Interest only was payable quarterly in arrears during the term of the note and the entire principal balance was due at the maturity date. The note matured on September 15, 2009, at which time we paid the full principal amount of $2,500,000 plus all accrued interest through additional borrowings under our line of credit with Wells Fargo.

The “Amscan Note” was a subordinated promissory note in the original principal amount of $1,819,373. The note bore interest at the rate of 11.0% per annum and was payable in thirty-six (36) equal monthly installments of principal and interest of $59,562 beginning on November 1, 2006.  The remaining principal balance and all accrued interest were paid in full on September 24, 2009.

The “Party City Note” was a subordinated promissory note in the principal amount of $600,000.  The note bore interest at the rate of 12.25% per annum and was payable by quarterly interest-only payments over four years, with the full principal amount due at the note’s maturity on August 7, 2010.  We paid the full principal amount of $600,000 plus all accrued interest on August 6, 2010 through additional borrowings under our line of credit with Wells Fargo.

Line of Credit

On July 1, 2009, we entered into a Second Amended and Restated Credit Agreement (the “line”) with Wells Fargo Retail Finance, LLC (now Wells Fargo Bank, National Association) (“Wells Fargo”), which amended and restated the previous revolving credit facility with Wells Fargo.  The line continues the previous revolving line of credit in the amount of up to $12,500,000 and extends the maturity date for three years to July 2, 2012.  As with the previous line with Wells Fargo, the line includes an option whereby we may increase the revolving line of credit up to a maximum level of $15,000,000 at any time prior to July 2, 2011. The amount of credit that is available from time to time under the Agreement is determined as a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be required by Wells Fargo.

Borrowings under the line will generally accrue interest at a margin ranging from 3.00% to 3.50% (determined according to the average daily excess availability during the fiscal quarter immediately preceding the adjustment date) over, at our election, either the London Interbank Offered Rate (“LIBOR”) or a base rate determined by Wells Fargo from time to time.  The line also provides for letters of credit for up to a sublimit of $2 million to be used in connection with inventory purchases and includes an unused line fee on the unused portion of the revolving credit line. The line also provided for a closing fee of $125,000, which was paid to Wells Fargo at closing.  Our obligations under the line continue to be secured by a lien on substantially all of our personal property.

Our inventory consists of party supplies which are valued at the lower of weighted-average cost or market, which approximates FIFO (first-in, first-out) and are reduced or increased by adjustments including vendor rebates and discounts and freight costs.  Our line of credit availability calculation allows us to borrow against “acceptable inventory at cost”, which is based on our inventory at cost and applies adjustments that our lender has approved, which may be different than adjustments we use for valuing our inventory in our financial statements, such as the adjustment to reserve for inventory shortage.  The amount of “acceptable inventory at cost” was approximately $14,497,159 at December 25, 2010.

Our accounts receivable consist primarily of credit card receivables and vendor rebates receivable.  Our line of credit availability calculation allows us to borrow against “eligible credit card receivables”, which are the credit card receivables for the previous two to three days of business.  The amount of “eligible credit card receivables” was approximately $276,809 at December 25, 2010.

Our total borrowing base is determined by adding the “acceptable inventory at cost” times an agreed upon advance rate plus the “eligible credit card receivables” times an agreed upon advance rate but not to exceed our established credit limit, which was $12,500,000 at December 25, 2010.  Under the terms of our line of credit, our $12,500,000 credit limit was further reduced by (1) a minimum availability block, (2) customer deposits, (3) gift certificates, (4) merchandise credits and (5) outstanding letters of credit. The amounts outstanding under our line were $3,102,213 at December 25, 2010 and $2,526,982 at December 26, 2009, an increase of $575,231. Our additional availability was $3,672,581 at December 25, 2010 and $3,450,662 at December 26, 2009.

The outstanding balances under our line are classified as current liabilities in the accompanying consolidated balance sheets because we are required to apply daily lock-box receipts to reduce the amount outstanding.

The line has financial covenants that are limited to minimum availability and capital expenditures and contains various restrictive covenants, such as incurrence, payment or entry into certain indebtedness, liens, investments, acquisitions, mergers, dispositions and dividends.  Under the line, we are required to maintain a minimum availability of 7.5% of the credit limit, which is an increase from the previous requirement of 5% and, consistent with the previous line, to limit our capital expenditures to within 110% of those amounts included in our business plan, which may be updated from time to time.  At December 25, 2010, we were in compliance with these financial covenants.

The line contains events of default customary for credit facilities of this type.  Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to Wells Fargo, the obligations under the line may be accelerated, outstanding letters of credit may be required to be cash collateralized and the lenders may exercise remedies to collect the balance due, including to foreclose on the collateral.  Should the line be prepaid or the maturity accelerated for any reason, we would be responsible for an early termination fee in the amount of (i) 1.50% of the revolving credit facility ceiling then in effect within the first year of the term of the facility, (ii) 1.00% of the revolving credit facility ceiling then in effect within the second year of the term of the facility and (iii) 0.50% thereafter.

Supply Agreement with Amscan

Our Supply Agreement with Amscan gave us the right to receive more favorable pricing terms over the term of the agreement than generally were available to us under our previous terms with Amscan.  In exchange, the Supply Agreement obligated us to purchase increased levels of merchandise from Amscan.  Beginning with calendar year 2008, the Supply Agreement requires us to purchase on an annual basis merchandise equal to the total number of our stores, excluding temporary stores, open during such calendar year, multiplied by $180,000.  On December 30, 2010, we amended our Supply Agreement with Amscan to extend it until December 31, 2013 from the original expiration date of December 12, 2012.

The Supply Agreement provides for penalties in the event we fail to attain the annual purchase commitment that would require us to pay Amscan the difference between the purchases for that year and the annual purchase commitment for that year. Under the terms of the Supply Agreement, the annual purchase commitment for any individual year can be reduced for orders placed by us but not filled by the supplier.  During 2008, Amscan experienced difficulty in fulfilling certain of our orders sourced out of China.  Accordingly, it agreed to reduce our purchase commitment for 2008 to 90% of the contractual minimum for that year. Our purchases for 2008 exceeded the minimum purchase amount commitments, as adjusted, under the Supply Agreement. Our purchases for 2009 fell short of the annual commitment by approximately $368,000, which unfilled commitment was rolled into the remaining term of the Supply Agreement. Our purchases for 2010 exceeded the minimum purchase amount commitments plus the 2009 short fall of $368,000. The Company is not aware of any reason that would prevent it from meeting the minimum purchase requirements for the remainder of the term of the Supply Agreement.  Although we do not expect to incur any penalties under this Supply Agreement, if they were to occur, there could be a material adverse effect on our uses and sources of cash.

Operating, Investing and Financing Activities

Our operating activities provided $557,327 in 2010 compared to $3,256,482 in 2009, a decrease of $2,699,155.  The decrease in cash provided by operating activities was primarily due to the decrease in net income in 2010 and the increase in inventory, partially offset by an increase in accounts payable at the end of 2010 compared to 2009. The increase in accounts payable at the end of 2010 was the result of increased inventory purchases.

We used $1,213,151 in investing activities in 2010 compared to $525,563 in 2009, an increase of $687,588.  The cash invested in 2010 was primarily for fixtures and equipment for our new South Bay store and replacement of fixtures and equipment in our existing stores, including point of sale equipment upgrades. The cash invested in 2009 was primarily for modification of our internal systems to improve our compliance with payment card industry data security standards, store improvements, and new store fixtures.

Financing activities provided $657,424 in financing activities in 2010 compared to using $2,730,119 during 2009, an increase of $3,387,543.  The increase was primarily related to the smaller cash outlay in 2010 as compared to 2009 for repayment of notes payable, as discussed above under the heading “Notes Payable”.

Contractual Obligations

Contractual obligations at December 25, 2010 were as follows:

	Payments Due By Period
		Within	Within
	Within	2 - 3	4 - 5	After
	1 Year	Years	Years	5 Years	Total
Line of credit	$3,107,320	$—	$—	$—	$3,107,320
Capital lease obligations	11,400	5,700	—	—	17,100
Supply agreement	9,360,000	18,720,000	—	—	28,080,000
Operating leases (including retail space leases)	9,809,217	15,447,371	9,928,674	8,603,286	43,788,548
Total contractual obligations	$22,287,937	$34,173,071	$9,928,674	$8,603,286	$74,992,968

The outstanding balances under the line are classified as current liabilities in the accompanying consolidated balance sheets since we are required to apply daily lock box receipts to reduce the amount outstanding.  In addition, at December 25, 2010, we had outstanding purchase orders totaling approximately $1,940,847 for the acquisition of inventory and non-inventory items that were scheduled for delivery after December 25, 2010.

Acquisitions

We operate in a largely un-branded market that has many small businesses.  As a result, we have considered, and may continue to consider, growing our business through acquisitions of other entities.  Any determination to make an acquisition will be based upon a variety of factors, including, without limitation, the purchase price and other financial terms of the transaction, including the availability of financing on terms acceptable to us, geographical location and the extent to which any acquisition would enhance our prospects.

On January 2, 2008, we completed the purchase of two retail stores located in Rhode Island and a related non-compete agreement. The aggregate consideration paid was $1,350,000 plus approximately $195,000 for associated inventory. The stores were converted into iParty stores immediately following the closing of the transaction. We did not complete any other acquisitions in 2008 or 2009, although we opened two temporary Halloween stores during the fourth quarter of 2008, four temporary Halloween stores and one new store during the fourth quarter of 2009.In 2010, we operated eleven temporary Halloween stores and opened one new store in the fourth quarter of 2010.

Following the end of fiscal 2010, on December 30, 2010, iParty and its wholly-owned subsidiary, iParty Retail Stores Corp., agreed with Party City Corporation, an affiliate of Amscan, to take over one Party City leased location in Manchester, CT on March 1, 2011.  As part of the lease termination, iParty and iParty Retail Stores and Party City entered into an amendment to that certain Asset Purchase Agreement dated August 7, 2006 between the parties, to extend the term of the non-compete provisions with Party City and its affiliates contained in the Asset Purchase Agreement from August 7, 2011 until December 31, 2013 and to include the Manchester, CT location as part of the restricted area in the non-compete provisions.

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

Seasonality

Due to the seasonality of our business, sales and operating income are typically higher in the second and fourth quarters.  Our business is highly dependent upon sales of Easter, graduation and summer merchandise in the second quarter and sales of Halloween and Christmas merchandise in the fourth quarter.  We have typically operated at a loss during the first and third quarters, and at a profit in the second and fourth quarters.

Geographic Concentration

As of December 25, 2010, we operated a total of 52 stores, 47 of which are located in New England and 5 of which are located in Florida. As a result, a severe or prolonged regional recession or regional changes in demographics, employment levels, population, weather patterns, real estate market conditions, consumer confidence and spending patterns or other factors specific to the New England region or in Florida may adversely affect us more than a company that is more geographically diverse.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer and the Chief Financial Officer of iParty (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 25, 2010, the end of the fiscal year to which this report relates, that iParty’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by iParty in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by iParty in such reports is accumulated and communicated to iParty’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.  iParty’s disclosure controls and procedures were designed to provide a reasonable level of assurance of reaching iParty’s disclosure requirements and are effective in reaching that level of assurance.

(b)       Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies and procedures may deteriorate.

Our management has assessed the effectiveness of its internal control over financial reporting as of December 25, 2010. This evaluation was based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”). Based on its assessment, our management concluded that our internal control over financial reporting was effective as of December 25, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

(c)       Attestation Report of the Registered Public Accounting Firm.  This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

(d)      Changes in Internal Controls.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended December 25, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is contained in our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 25, 2010.  Such information is hereby incorporated by reference.

We have adopted a written code of business conduct and ethics that applies to all our directors, officers and employees, a copy of which is located on the Investor Relations page of our website which is located at www.iparty.com.  We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics on that same page of our website.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is contained in our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 25, 2010.  Such information is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is contained in our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 25, 2010.  Such information is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is contained in our Definitive Proxy statement for our 2011 Annual Meeting of Stockholders, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 25, 2010.  Such information is hereby incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is contained in our Definitive Proxy statement for our 2011 Annual Meeting of Stockholders, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 25, 2010.  Such information is hereby incorporated by reference.

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

Dated:   March 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ SAL PERISANO	Chairman of the Board and Chief Executive Officer	March 24, 2011
Sal Perisano	(Principal Executive Officer)

/s/ DAVID ROBERTSON	Chief Financial Officer (Principal Financial Officer	March 24, 2011
David Robertson	and Principal Accounting Officer)

/s/ DANIEL DE WOLF	Director	March 24, 2011
Daniel De Wolf

/s/ FRANK HAYDU	Director	March 24, 2011
Frank Haydu

Director
Eric Schindler

/s/ JOSEPH VASSALLUZZO	Director	March 24, 2011
Joe Vassalluzzo

iPARTY CORP.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

iParty Corp.

We have audited the accompanying consolidated balance sheets of iParty Corp. as of December 25, 2010 and December 26, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 25, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iParty Corp. at December 25, 2010 and December 26, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 25, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 24, 2011

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED BALANCE SHEETS

	Dec 25, 2010	Dec 26, 2009
ASSETS
Current assets:
Cash	$62,650	$61,050
Restricted cash	616,742	1,056,525
Accounts receivable	626,181	688,506
Inventories	14,950,933	13,048,104
Prepaid expenses and other assets	253,749	174,752
Deferred income tax asset - current	95,163	70,997
Total current assets	16,605,418	15,099,934
Property and equipment, net	3,000,798	2,892,835
Intangible assets, net	934,477	1,606,585
Other assets	264,179	349,378
Deferred income tax asset	476,354	343,690
Total assets	$21,281,226	$20,292,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and book overdrafts	$4,572,147	$3,885,062
Accrued expenses	2,254,049	2,649,468
Warrant liability	10,000	—
Current portion of capital lease obligations	9,228	9,228
Current notes payable	—	600,000
Borrowings under line of credit	3,102,213	2,526,982
Total current liabilities	9,947,637	9,670,740

Long-term liabilities:
Capital lease obligations, net of current portion	4,613	13,841
Other liabilities	1,517,157	1,529,257
Total long-term liabilities	1,521,770	1,543,098

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock - $.001 par value; 10,000,000 shares authorized,
Series B convertible preferred stock - 1,150,000 shares authorized; 421,218 and 459,173 shares issued and outstanding at December 25, 2010 and December 26, 2009, respectively (aggregate liquidation value of $8,424,360 at December 25, 2010)	6,267,724	6,832,494
Series C convertible preferred stock - 100,000 shares authorized, issued and outstanding (aggregate liquidation value of $2,000,000 at December 25, 2010)	1,492,000	1,492,000
Series D convertible preferred stock - 250,000 shares authorized, issued and outstanding (aggregate liquidation value of $5,000,000 at December 25, 2010)	3,652,500	3,652,500
Series E convertible preferred stock - 533,333 shares authorized; 296,666 shares issued and outstanding (aggregate liquidation value of $1,112,497 at December 25, 2010)	1,112,497	1,112,497
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding (aggregate liquidation value of $500,000 at December 25, 2010)	500,000	500,000
Total convertible preferred stock	13,024,721	13,589,491

Common stock - $.001 par value; 150,000,000 shares authorized; 24,294,493 and 22,798,647 shares issued and outstanding at December 25, 2010 and December 26, 2009, respectively	24,294	22,799

Additional paid-in capital	52,760,302	52,311,059
Accumulated deficit	(55,997,498)	(56,844,765)
Total stockholders’ equity	9,811,819	9,078,584

Total liabilities and stockholders’ equity	$21,281,226	$20,292,422

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the 52 week periods ended
	Dec 25, 2010	Dec 26, 2009	Dec 27, 2008
Revenues	$81,291,429	$78,595,088	$81,210,999
Operating costs:
Cost of products sold and occupancy costs	49,023,399	46,557,039	46,885,215
Marketing and sales	24,927,511	23,703,308	26,793,885
General and administrative	6,850,321	6,934,478	7,205,067

Operating income	490,198	1,400,263	326,832

Change in fair value of warrant liability	10,833	—	—
Interest income	297	340	4,609
Interest expense	(249,492)	(444,801)	(720,891)

Income (loss) before income taxes	251,836	955,802	(389,450)

Income taxes (benefit)	(2,613)	(147,930)	50,605

Net income (loss)	$254,449	$1,103,732	$(440,055)

Income (loss) per share:
Basic and diluted	$0.01	$0.03	$(0.02)

The accompanying notes are an integral part of these Consolidated Financial Statements.

IPARTY CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 29, 2007	1,226,353	$13,682,167	22,700,655	$22,701	$51,894,481	$(57,508,442)	$8,090,907

Issuance of common stock upon conversion of Series B convertible preferred stock	(2,315)	(34,447)	31,012	31	34,416	—	—
Stock based compensation	—	—	—	—	156,484	—	156,484
Change in fair value of warrants	—	—	—	—	10,330	—	10,330
Net loss	—	—	—	—	—	(440,055)	(440,055)
Balance December 27, 2008	1,224,038	$13,647,720	22,731,667	$22,732	$52,095,711	$(57,948,497)	$7,817,666

Issuance of common stock upon conversion of Series B convertible preferred stock	(5,000)	(74,400)	66,980	67	74,333	—	—
Other Series B Adjustments	1,087	16,171	—	—	(16,171)	—	—
Stock based compensation	—	—	—	—	157,757	—	157,757
Change in fair value of warrants	—	—	—	—	(571)	—	(571)
Net income	—	—	—	—	—	1,103,732	1,103,732
Balance December 26, 2009	1,220,125	$13,589,491	22,798,647	$22,799	$52,311,059	$(56,844,765)	$9,078,584

Issuance of common stock upon conversion of Series B convertible preferred stock	(36,250)	(539,400)	485,606	485	538,915	—	—
Other Series B Adjustments	(1,705)	(25,370)	—	—	25,370	—	—
Stock based compensation	—	—	—	—	250,423	—	250,423
Exercise of stock options	—	—	1,010,240	1,010	250,628	—	251,638
Change in fair value of warrants	—	—	—	—	(2,442)	—	(2,442)
Cumulative effect of warrant reclassification	—	—	—	—	(613,651)	592,818	(20,833)
Net income	—	—	—	—	—	254,449	254,449
Balance December 25, 2010	1,182,170	$13,024,721	24,294,493	$24,294	$52,760,302	$(55,997,498)	$9,811,819

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the 52 week periods ended
	Dec 25, 2010	Dec 26, 2009	Dec 27, 2008
Operating activities:

Net income (loss)	$254,449	$1,103,732	$(440,055)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,105,188	1,307,769	1,391,351
Amortization	757,366	781,719	653,306
Deferred rent	(12,100)	79,108	86,652
Deferred income taxes	(156,830)	(414,687)	—
Non cash stock based compensation expense	250,423	157,757	156,484
Loss on disposal of assets	—	1,430	—
Non cash warrant expense	(23,275)	136,367	204,550
Change in fair value of warrants	—	(571)	(6,716)
Changes in operating assets and liabilities:
Accounts receivable	62,325	291,861	375,415
Inventories	(1,902,829)	(25,962)	617,389
Prepaid expenses and other assets	(79,056)	103,991	873,600
Accounts payable and book overdrafts	687,085	(163,771)	(674,537)
Accrued expenses and other liabilities	(385,419)	153,513	(7,797)
Net cash provided by operating activities	557,327	3,512,256	3,229,642

Investing activities:
Acquisition of retail stores and non-compete agreements	—	—	(1,350,000)
Purchase of property and equipment	(1,213,151)	(525,563)	(677,709)
Net cash used in investing activities	(1,213,151)	(525,563)	(2,027,709)

Financing activities:
Net borrowings (repayments) under line of credit	575,231	576,963	(663,492)
Payments for financing costs	—	(255,774)	—
Principal payments on notes payable	(600,000)	(3,012,549)	(603,660)
Decrease (increase) in restricted cash	439,783	(281,168)	87,179
Principal payments on capital lease obligations	(9,228)	(13,365)	(33,242)
Proceeds from exercise of stock options	251,638	—	—
Net cash provided by (used in) financing activities	657,424	(2,985,893)	(1,213,215)

Net increase (decrease) in cash	1,600	800	(11,282)

Cash, beginning of year	61,050	60,250	71,532

Cash, end of year	$62,650	$61,050	$60,250

Supplemental disclosure of non-cash financing activities:

Cumulative effect of reclassification of warrant from additional paid-in capital	$613,651	$—	$—

Conversion of Series B convertible preferred stock to common stock	$539,400	$539,400	$539,400

Acquisition of assets under capital lease	$—	$29,990	$—

Disposal of assets	$—	$28,168	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 25, 2010

1.  THE COMPANY:

Background

The Company’s efforts are devoted to the sale of party goods through its retail stores.  At the end of fiscal 2010, the Company had 47 retail stores located throughout New England, with five additional stores located in Florida. The Company licensed its e-commerce business to a third party in exchange for royalties under a license agreement which was terminated in August 2010. The Company continued to operate an informational web site only thereafter.

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

The Company’s fiscal years ended December 25, 2010, December 26, 2009 and December 27, 2008, each consisted of 52 weeks.

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

On August 15, 2007, the Company entered into an Asset Purchase Agreement to purchase two franchised Party City Corporation retail stores in Lincoln, Rhode Island and Warwick, Rhode Island. The purchase was completed on January 2, 2008. The aggregate consideration paid was $1,350,000 plus approximately $195,000 for associated inventory. Funding for the purchase was obtained from the Company’s existing line of credit with Wells Fargo Bank Retail Finance, LLC (now Wells Fargo Bank, National Association) (“Wells Fargo”). The stores were converted into iParty stores immediately following the closing of the transaction.

On December 30, 2010, iParty and its wholly-owned subsidiary, iParty Retail Stores Corp., agreed with Party City Corporation, an affiliate of Amscan, one of the Company’s major suppliers, to take over one Party City leased location in Manchester, CT on March 1, 2011.  As part of the lease termination, iParty and iParty Retail Stores and Party City entered into an amendment to that certain Asset Purchase Agreement dated August 7, 2006 between the parties, to extend the term of the non-compete provisions with Party City and its affiliates contained in the Asset Purchase Agreement from August 7, 2011 until December 31, 2013 and to include the Manchester, CT location as part of the restricted area in the non-compete provisions.

The Company used its existing line of credit to pay off in full the $600,000 Party City Note on August 6, 2010 and the $2.5 million Highbridge Note on September 15, 2009, after which the Company had less availability under the line for working capital and acquisition needs than it would otherwise have had. The new bank line of credit with Wells Fargo, which the Company signed on July 2, 2009, allows it to borrow up to $12,500,000, subject to a limitation based on qualified inventory, receivables levels and other reserves set by Wells Fargo, with an option to increase that limit up to $15 million, prior to July 2011.  As of December 25, 2010, there was $3,102,213 outstanding under the line of credit with additional availability of $3,672,581, which the Company believes to be sufficient to fund its operations, working capital requirements, and capital expenditures for the next twelve months.

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

Concentrations

The Company purchases its inventory from a diverse group of vendors. Five suppliers accounted for approximately 41.2% of the Company’s purchases of merchandise for 2010, but the Company does not believe that it is overly dependent upon any single source for its merchandise, often using more than one vendor for similar kinds of products.  The Company entered into a Supply Agreement with its largest supplier on August 7, 2006. Beginning with calendar year 2008, the Supply Agreement requires the Company to purchase on an annual basis merchandise equal to the total number of stores open, excluding temporary stores, during such calendar year, multiplied by $180,000.  The Supply Agreement provides for penalties in the event the Company fails to attain the annual purchase commitment that would require the Company to pay the difference between the purchases for that year and the annual purchase commitment for that year.  Under the terms of the Supply Agreement, the annual purchase commitment for any individual year can be reduced for orders placed by the Company but not filled within a specified time period by the supplier.  During 2008, the supplier experienced difficulty in filling completely certain orders sourced out of China.  Accordingly, the supplier agreed to reduce the Company’s purchase commitment for 2008 to 90% of the contractual minimum for that year. The Company met the contractual minimum purchase requirement, as amended, for 2008.  The Company’s purchases for 2009 fell short of the required annual commitment by approximately $368,000. The supplier agreed to allow the Company to roll over any shortfall for the year 2009 into future years’ requirements. The Company’s purchases in 2010 exceeded the minimum purchase requirements for that year in addition to the 2009 shortfall.  The Company is not aware of any reason that would prevent it from meeting the minimum purchase requirements during the remaining term of the Supply Agreement, which was extended until December 31, 2013 from the original expiration date of December 31, 2012.  In addition, on December 30, 2010, the Company agreed with Party City Corporation, an affiliate of Amscan, to take over one Party City leased location in Manchester, CT on March 1, 2011.  As part of the lease termination, the Company entered into an amendment to that certain Asset Purchase Agreement dated August 7, 2006 with Party City to extend the term of the non-compete provisions with Party City and its affiliates contained in the Asset Purchase Agreement from August 7, 2011 until December 31, 2013 and to include the Manchester, CT location as part of the restricted area in the non-compete provisions.

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

Cash and Restricted Cash

The Company uses controlled disbursement banking arrangements as part of its cash management program.  Outstanding checks, which were included in accounts payable and book overdrafts, totaled $180,055 at December 25, 2010 and $197,948 at December 26, 2009.

Restricted cash represents funds on deposit established for the benefit of and under the control of Wells Fargo, the Company’s lender under its line of credit, and constitutes collateral for amounts outstanding under this line.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments.  The fair value of borrowings under the Company’s line of credit approximates the carrying value because the debt bears interest at a variable market rate.  The fair value of the capital lease obligations approximates the carrying value.  The fair value of the notes payable approximates the carrying value based on the short term maturity.  The fair value at December 25, 2010 of the warrants issued in 2006 was determined by using the Black-Scholes model (implied volatility of 40%, risk free rate of 0.2388% and expected life of 0.7233 years) after considering a probability weighted scenario in which the warrant exercise price adjustment scenario was deemed remote.  The fair value of the warrants issued in 2008 was also determined by using the Black-Scholes model (volatility of 108%, risk free rate of 2.09% and expected life of five years).

Inventories

Inventories consist of party supplies and are valued at the lower of moving weighted-average cost or market which approximates FIFO (first-in, first-out).  The Company records vendor rebates, discounts and certain other adjustments to inventories, including freight costs, and these amounts are recognized in the income statement as the related goods are sold.

Advertising

Advertising costs are expensed upon first showing.  Advertising costs amounted to $2,471,391, $2,395,358 and $3,638,752, for the years ended December 25, 2010, December 26, 2009 and December 27, 2008, respectively.

Deferred Rent

Certain operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreements using the straight-line method, and are included in other liabilities in the accompanying consolidated balance sheets.  Deferred rent was $1,517,157 at December 25, 2010 and $1,529,257 at December 26, 2009.

Net Income (Loss) per Share

Net income (loss) per basic share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding.  The common share equivalents of Series B-F preferred stock are required to be included in the calculation of net income (loss) per basic share in accordance with ASC 260-10-45, Earnings Per Share — Other Presentation Matters. Since the preferred stockholders are entitled to participate in dividends when and if declared by the Board of Directors on the same basis as if the shares of Series B-F preferred stock were converted to common stock, the application of ASC 260-10-45 has no effect on the amount of net income (loss) per basic share of common stock.  For periods with net losses, the Company does not allocate losses to Series B-F preferred stock.

Net income (loss) per diluted share under ASC 260-10-45 is computed by dividing net income (loss) by the weighted-average number of common shares outstanding, plus the common share equivalents of Series B-F preferred stock on an as if-converted basis, plus the common share equivalents of the “in the money” stock options and warrants as computed by the treasury method.  For the periods with net losses, the Company excludes those common share equivalents since their impact would be anti-dilutive.

The following table sets forth the computation of net income (loss) per basic and diluted share available to common stockholders:

	2010	2009	2008
Common shares	$154,126	$656,663	$(440,055)
Convertible preferred Series B-F	100,323	447,069	—
Net income (loss)	$254,449	$1,103,732	$(440,055)

Net income (loss) per share
Basic	$0.01	$0.03	$(0.02)
Diluted	$0.01	$0.03	$(0.02)

Weighted-average shares outstanding:
Common shares - basic	23,170,174	22,739,395	22,722,485
Common share equivalents of Series B-F convertible preferred stock	15,081,714	15,481,409	—
If - converted weighted-average shares outstanding	38,251,888	38,220,804	22,722,485

Common share equivalents of “in the money” stock options	1,029,364	219,685	—
Common share equivalents of “in the money” warrants	—	—	—
Diluted weighted-average shares outstanding	39,281,252	38,440,489	22,722,485

The common share equivalents of “out of the money” stock options and warrants which were excluded from the computation of net income (loss) per diluted share available to common stockholders were 4,643,536 and 2,183,334 in 2010, 8,059,946 and 2,183,334 in 2009 and 9,082,198 and 2,711,544 in 2008, respectively.

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

The stock based compensation expense recognized by the Company was:

	2010	2009	2008
Stock Based Compensation Expense	$250,423	$157,757	$156,484

Stock based compensation expense is included in general and administrative expense and had no impact on cash flow from operations or cash flow from financing activities for the years ended December 25, 2010, December 26, 2009 and December 27, 2008.

On May 27, 2009, the Company’s stockholders approved a new equity incentive plan entitled the 2009 Stock Incentive Plan (the “2009 Plan”).  The Company no longer grants equity awards under its former equity incentive plan,  the Amended and Restated 1998 Incentive and Nonqualified Stock Option Plan (the “1998 Plan” and with the 2009 Plan, the “Plans”).

Under the Company’s Plans, options to acquire shares of common stock may be granted to officers, directors, key employees and consultants.   Under the 2009 Plan, the exercise price for qualified incentive options and non-qualified options cannot be less than the fair market value of the stock on the grant date, as determined by the Company’s Board of Directors. In addition, under the 2009 Plan, other stock-based and performance awards may be granted to officers, directors, key employees and consultants, including stock appreciation rights, restricted stock, and restricted stock units. Under the Plans, a combined total of 11,000,000 shares of common stock or other stock based awards may be granted.  To date, the Company has only issued options for shares under its Plans, which have been granted to employees, directors and consultants of the Company at fair market value at the date of grant.  Of the options that have been issued, options for 1,010,240 shares have been exercised and options for 9,023,357 shares remain outstanding at December 25, 2010.  Generally, employee options become exercisable over periods of up to four years, and expire ten years from the date of grant.

On July 1, 2010, options for the purchase of 675,000 shares of common stock were granted to two of the Company’s executives, pursuant to their new employment contracts executed on April 1, 2010 at an exercise price of $0.27 per share, the grant date closing price of the Company’s common stock as reported on the NYSE Amex.   One third of each of the executives’ options vested on July 1, 2010, the grant date.  In addition, the Company granted options for the purchase of an aggregate of 502,320 shares of common stock to key employees and each of the four independent members of the Board of Directors on June 2, 2010 at an exercise price of $0.30 per share and options for the purchase of an aggregate 165,000 shares of common stock to key employees on March 11, 2010 at an exercise price of $0.41 per share.  The fair value using the Black-Scholes option pricing model of the options granted was $0.22 per share on July 1, 2010, $0.25 per share for the options granted on June 2, 2010, and $0.34 per share for the options granted on March 11, 2010.  Similarly, the Company granted options for the purchase of an aggregate of 1,085,000 shares of common stock to key employees, including its executive officers, and each of the four independent members of the Board of Directors on May 27, 2009 at an exercise price of $0.11 per share.  In addition, the Company granted options for the purchase of an aggregate of 200,000 shares of common stock to its Chief Financial Officer on March 4, 2009 at an exercise price of $0.07 per share and granted options for the purchase of an aggregate of 200,000 shares of common stock to its Chief Financial Officer and each of the four independent members of the Board of Directors on June 4, 2008 at an exercise price of $0.29 per share. The weighted-average fair value using the Black-Scholes option pricing model of the options granted in 2010, 2009 and 2008 was $0.25, $0.09, and $0.22, respectively.

On April 1, 2010, in accordance with the related provisions of new employment contracts executed as of that date, options to purchase 720,000 shares of common stock granted on May 27, 2009 to the Company’s Chief Executive Officer and Senior Vice President — Merchandising and Marketing were accelerated and became fully vested.  The acceleration of the options resulted in immediate recognition of expense in the amount of $48,204.

The weighted average fair value of the options at the date of the grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2010	2009	2008
Risk-free interest rate	2.00%	2.23%	3.21%
Expected volatility	109.2%	109.5%	101.2%
Weighted average expected life (in years)	6.0	6.3	5.0
Expected dividends	0.00%	0.00%	0.00%

The total fair value of shares vested during 2010 was $261,397.  The remaining unrecognized stock based compensation expense related to unvested awards at December 25, 2010 was $265,289 and the period of time over which this expense will be recognized is 3.4 years.

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

The first non-compete agreement, from Party City Corporation and its affiliates, originally covered Massachusetts, Maine, New Hampshire, Vermont, Rhode Island, and Windsor and New London counties in Connecticut, and was to expire in 2011.  This non-compete agreement had an original estimated life of 60 months. On December 30, 2010, the Company executed an agreement with Party City Corporation to take over its leased location in Manchester, Connecticut.  Under that agreement, the term of the earlier non-compete was extended to December 31, 2013 and the non-compete area was amended to include a three mile radius around the Manchester store.  The second non-compete agreement was acquired in connection with the Company’s purchase in January 2008 of the two party supply stores in Lincoln and Warwick, Rhode Island described above. This non-compete covers Rhode Island for five years from the date of closing and within a certain distance from the Company’s stores in the rest of New England for three years. The second non-compete agreement has an estimated life of 60 months. Both non-compete agreements are subject to certain terms and conditions in their respective acquisition agreements.

The occupancy valuations relate to acquired retail store leases for stores in Peabody, Massachusetts (estimated life of 90 months), Lincoln, Rhode Island (estimated life of 79 months) and Warwick, Rhode Island (estimated life of 96 months). Intangible assets also include legal and other transaction costs incurred related to the purchase of the Peabody, Lincoln and Warwick stores.

Intangible assets as of December 25, 2010 and December 26, 2009 were:

	Dec 25, 2010	Dec 26, 2009
Non-compete agreement	$2,358,540	$2,358,540
Lease valuation	944,716	944,716
Other	157,855	157,855

Intangible assets	3,461,111	3,461,111

Less: accumulated amortization	(2,526,634)	(1,854,526)

Intangible assets, net	$934,477	$1,606,585

Non-compete agreements are amortized based on the pattern of their expected cash flow benefits.  Occupancy valuations are amortized on a straight line basis over the terms of the related leases.  Amortization expense for these intangible assets was $672,108 in 2010, $697,107 in 2009 and $594,109 in 2008, respectively.  The non-compete agreement amortization expense is included in general and administrative expense on the Consolidated Statement of Operations.  The lease valuation amortization expense is included in cost of goods sold and occupancy costs.

Future amortization expense related to these intangible assets as of December 25, 2010:

Year	Amount
2011	$467,412
2012	242,438
2013	127,029
2014	59,848
2015	37,750
Total	$934,477

Accounting for the Impairment of Long-Lived Assets

The Company reviews each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  The Company’s review considers store operating results, future sales growth and cash flows.  As of December 25, 2010, the Company has not identified any indicators of impairment based on its review of each of its stores’ operations and, accordingly, does not believe that any of its remaining long-lived assets are impaired.

Fair Value Measurements

The Company follows the provisions of Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures. ASC 820 defined fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also described three levels of inputs that may be used to measure the fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — observable inputs other than quoted prices in active markets for identical assets or liabilities

Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions

The only assets and liabilities subject to fair value measurement standards at December 25, 2010 and December 26, 2009 are cash and restricted cash which are based on Level 1 inputs and the warrant liability which is based on Level 2 inputs.

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Update No. 2010-29 Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force). Update No. 2010-29 will be effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The Company does not expect the adoption of Update No. 2010-29 (Topic 805) to have a material effect on its consolidated financial statements.

In December 2010, FASB issued Update No. 2010-28 Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force).   Update No. 2010-28 will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2010.  Early adoption is not permitted.  The Company does not expect the adoption of Update No. 2010-28 (Topic 350) to have a material effect on its consolidated financial statements.

On January 21, 2010, FASB issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”) (codified within ASC Topic 820—“Fair Value Measurements and Disclosures”).  This guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement.  ASU 2010-06 requires a reporting entity to disclose the significant transfers into and out of Levels 1 and 2 fair value measurements and to present separately information about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements.  In addition, the FASB clarified the existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, for Level 1 and 2 disclosure requirements, which the Company adopted in the first quarter of 2010, and after December 15, 2010 for Level 3 disclosure requirements, which the Company will adopt in the first quarter 2011 if it has any assets valued with a Level 3 method. The adoption of the guidance did not have a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain amounts within the consolidated financial statements have been reclassified in the prior years to conform to the current year presentation.

3.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	Dec 25, 2010	Dec 26, 2009
Leasehold improvements	$4,015,855	$3,665,211
Furniture and fixtures	3,306,277	2,948,324
Equipment under capital leases	1,313,356	1,313,356
Computer hardware and software	2,152,378	2,056,926
Equipment	733,167	776,363

Property and equipment	11,521,033	10,760,180
Less accumulated depreciation	(8,520,235)	(7,867,345)

Property and equipment, net	$3,000,798	$2,892,835

The depreciation expense related to property and equipment at December 25, 2010, December 26, 2009 and December 27, 2008 was $1,105,188, $1,307,769 and $1,391,351, respectively.

4.  LEASES:

The Company conducts its operations in leased facilities with certain leased equipment accounted for as operating and capital leases.  Real estate leases generally provide for fixed minimum rentals, which typically increase periodically during the life of the lease and, in some instances, contingent rentals based on a percentage of sales in excess of specified minimum sales levels, as well as occupancy costs, such as property taxes and common area maintenance.  The leases are typically for 10 years, usually with options from the Company’s landlords to renew the Company’s leases for an additional 5 or 10 years.

The original cost of assets under capital leases was $1,313,356 at December 25, 2010 and December 26, 2009. The accumulated amortization of assets under capital leases at December 25, 2010 and December 26, 2009 was $1,321,741 and $1,304,048, respectively.  The amortization related to those assets under capital lease is included in depreciation expense.

At December 25, 2010, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year were as follows:

Year	Operating
2011	$9,809,217
2012	8,346,928
2013	7,100,443
2014	5,740,474
2015	4,188,200
Thereafter	8,603,287
Total future minimum lease payments	$43,788,549

The Company’s rental expense under operating leases amounted to $9,910,881 in 2010, $9,471,472 in 2009 and $9,114,774 in 2008.  Included in these amounts are contingent rentals totaling $96,235 in 2010, $91,526 in 2009 and $65,425 in 2008.

5.  INCOME TAXES:

A reconciliation of the effective income tax rate with the federal statutory rate is as follows:

	2010	2009	2008
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	25.8%	8.3%	-13.1%
Permanent differences	33.8%	10.8%	-33.1%
Release of valuation allowance	-52.7%	-36.0%	0.0%
Net operating loss deduction and other	-41.9%	-32.6%	-0.8%
Effective tax rate	-1.0%	-15.5%	-13.0%

The Company’s provision for state taxes exceeds the average statutory rate net of federal tax benefit because of permanent and temporary differences, for which valuation allowances have been provided, between taxable and book income, including amounts associated with stock based compensation expense, depreciation, and note payable discount amortization.

Deferred tax assets consist of the following:

	2010	2009
Net operating loss carryforwards	$5,578,860	$6,079,339
Inventory	327,565	260,286
Deferred rent	586,717	602,194
Accrued compensation	30,324	60,403
Intangible assets	632,821	469,033
Deferred compensation	46,308	36,816
Gift cards and store credits	54,354	—
Property and equipment	670,477	515,949
	7,927,426	8,024,020
Less valuation allowance	(7,355,909)	(7,609,333)
Net deferred tax asset	$571,517	$414,687

The Company has historically recorded a valuation allowance against its deferred tax assets because of the uncertainty regarding the realizability of these assets against future taxable income.  In fiscal 2010 and 2009, the Company reduced the valuation allowance based on its judgment of the likelihood of sufficient pretax accounting income and taxable income in fiscal 2011 and 2010, respectively. However, the Company believes that it is prudent to maintain a valuation allowance against its remaining deferred tax assets until establishment of a longer track record of profitability.

The significant components of income tax expense (benefit) are as follows:

	Year Ended
	Dec 25, 2010	Dec 26, 2009	Dec 27, 2008

Current:
Federal	$19,224	$39,212	$16,485
State	134,993	227,545	34,120
Total Current	154,217	266,757	50,605

Deferred
Federal	161,393	383,135	115,510
State	(64,799)	(127,158)	(58,131)
Total Deferred	96,594	255,977	57,379

Decrease in valuation allowance	(253,424)	(670,664)	(57,379)

Net deferred	(156,830)	(414,687)	—

Total income taxes (benefit)	$(2,613)	$(147,930)	$50,605

The Company used approximately $1,439,881 and $2,389,708 of net operating loss carryforwards in 2010 and 2009, respectively.

As of December 25, 2010, the Company has estimated federal net operating loss carryforwards of approximately $16.4 million, which begin to expire in 2019.  In accordance with Section 382 of the Internal Revenue Code, the use of some of these carryforwards may be subject to annual limitations based upon ownership changes of the Company’s stock which may have occurred or that may occur.

The Company made cash payments for state income taxes of $361,300 in 2010, $90,900 in 2009 and $159,386 in 2008.  The Company made cash payments for federal income taxes of $49,584 in 2010, $8,400 in 2009 and $5,000 in 2008.

At December 25, 2010, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were $2,466 and $2,910 for the year ended December 25, 2010 and the year ended December 26, 2009, respectively.

Tax years 2007 through 2010 are subject to examination by the federal and state taxing authorities. The 2007 federal income tax examination has been completed.

6.  CONTRACTUAL ARRANGEMENTS:

License Arrangement

Beginning on July 8, 2003 and extending until August 20, 2010, the Company had an agreement with Taymark, a direct marketer of party supplies, to license the iParty.com name to Taymark, which operated the website at www.iparty.com.  Under the agreement, Taymark paid the Company a 15% royalty on all net sales realized through its operation of www.iparty.com.  Royalties had not been material in 2008, 2009 or 2010. The original term of the agreement was for a period of two (2) years.  The Company entered into five consecutive one year renewal periods before it terminated the agreement in August 2010.

7.  RELATED PARTY TRANSACTIONS:

On June 4, 2008, the Company’s Board of Directors approved the payment of up to $60,000 to Joseph Vassalluzzo, a Director of the Company, for services as a part-time consultant for a one-year period.  As of December 25, 2010, this amount had been earned and paid.

On May 27, 2009, the Company’s Board of Directors approved the payment of up to $60,000 to Joseph Vassalluzzo, a Director of the Company, for services as a part-time consultant for a one-year period.  As of December 25, 2010, this amount had been earned and paid.

On June 2, 2010, the Company’s Board of Directors approved the payment of up to $61,800 to Joseph Vassalluzzo, a Director of the Company, for services as a part-time consultant for a one-year period.  As of December 25, 2010, $15,450 had been earned and paid.

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

The line includes a financial covenant requiring the Company to maintain a minimum availability under the line of 7.5% of the credit limit.  At the current credit limit of $12,500,000, the minimum availability is $937,500.  The amended Agreement also has a covenant that requires the Company to limit its capital expenditures to within 110% of those amounts included in its business plan, which may be updated from time to time.  For fiscal years ended December 25, 2010 and December 26, 2009, the Company was in compliance with all debt covenants.  The Agreement also includes a 0.5% unused line fee.  The line generally prohibits the payment of any dividends or other distributions to any of the Company’s classes of capital stock.

The amounts outstanding under the line as of December 25, 2010 and December 26, 2009 were $3,102,213 and $2,526,982, respectively.  The interest rate on these borrowings was 6.6% at December 25, 2010 and 5.0% at December 26, 2009.  The outstanding balances under the line are classified as current liabilities in the accompanying consolidated balance sheets since the Company is required to apply daily lock box receipts to reduce the amount outstanding.  At December 25, 2010, the Company had $3,672,581 of additional availability under the line.

9.  NOTES PAYABLE:

Notes payable consisted of three notes entered into in fiscal 2006.

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

The “Party City Note” was a subordinated promissory note in the principal amount of $600,000.  The note bore interest at the rate of 12.25% per annum and was payable in quarterly interest-only payments over four years, with the full principal amount due at the note’s maturity on August 7, 2010.  The Company paid the full principal amount of $600,000 plus all accrued interest on August 6, 2010.

On August 7, 2006, the Company entered into a Supply Agreement with Amscan Inc. (“Amscan”), the largest supplier in the party goods industry.  The Supply Agreement with Amscan gives the Company the right to receive more favorable pricing terms over the term of the agreement than generally were available to the Company under its previous terms with Amscan.  The right to receive more favorable pricing is subject to the Company’s achievement of increased levels of purchases and other factors provided for in the Supply Agreement.  The Supply Agreement provided for an initial ramp-up period during 2006 and 2007 and, beginning with calendar year 2008, requires the Company to purchase on an annual basis merchandise equal to the total number of its stores open, excluding temporary stores, during such calendar year, multiplied by $180,000.  The Supply Agreement provides for penalties in the event the Company fails to attain the annual purchase commitment.  Under the terms of the Supply Agreement, the annual purchase commitment for any individual year can be reduced for orders placed by the Company but not filled by the supplier within a specified time period.  During 2008, the supplier experienced difficulty in filling completely certain orders sourced out of China.  Accordingly, the supplier agreed to reduce the Company’s purchase commitment for 2008 to 90% of the contractual minimum for that year.   The Company’s

purchases for 2009 fell short of the annual commitment by approximately $368,000.  The supplier agreed to allow the Company to roll over any shortfall for the year 2009 into future years’ requirements.  During the year ended December 25, 2010, the Company’s purchases under the Supply Agreement were sufficient to meet its 2010 minimum purchase requirement, as well as the 2009 shortfall.  The Company is not aware of any reason that would prevent it from meeting the minimum purchase requirements for the remainder of the term of the Supply Agreement,.  On December 30, 2010, the Company amended its Supply Agreement with Amscan to extend the Supply Agreement until December 31, 2013 from the original expiration of December 31, 2012.

On August 7, 2006, the Company also entered into and simultaneously closed an Asset Purchase Agreement with Party City, an affiliate of Amscan, pursuant to which the Company acquired a Party City retail party goods store in Peabody, Massachusetts and received a five-year non-competition covenant from Party City, for aggregate consideration of $2,450,000, payable by a subordinated note in the principal amount of $600,000, which is the Party City Note defined above, and $1,850,000 in cash.  As noted above, the Company has paid the Party City Note in full.  On December 30, 2010, the Company agreed with Party City to take over one Party City leased location in Manchester, CT on March 1, 2011.  As part of the lease termination, the Company and Party City entered into an amendment to that certain Asset Purchase Agreement dated August 7, 2006 between the parties, to extend the term of the non-compete provisions with Party City and its affiliates contained in the Asset Purchase Agreement from August 7, 2011 until December 31, 2013 and to include the Manchester, CT location as part of the restricted area in the non-compete provisions.

Total cash payments for interest under the Company’s line of credit, notes payable and capital leases totaled $261,345 in 2010, $316,692 in 2009 and $500,090 in 2008.

10.  PREFERRED STOCK:

The following table summarizes the changes in the number of shares of convertible preferred stock during the past two years:

	Shares		Shares		Shares
	Issued	Conversions	Issued	Conversions	Issued
	and	to	and	to	and
	Outstanding	Common	Outstanding	Common	Outstanding
	as of 12/25/10	Stock	as of 12/26/09	Stock	as of 12/27/08
Series B convertible preferred stock	421,218	(37,955)	459,173	(3,913)	463,086
Series C convertible preferred stock	100,000	—	100,000	—	100,000
Series D convertible preferred stock	250,000	—	250,000	—	250,000
Series E convertible preferred stock	296,666	—	296,666	—	296,666
Series F convertible preferred stock	114,286	—	114,286	—	114,286
Total	1,182,170	(37,955)	1,220,125	(3,913)	1,224,038

Series B Convertible Preferred Stock

The shares of Series B convertible preferred stock are immediately convertible into 5,642,636 shares of common stock on a 1.000 to 13.396 ratio at December 25, 2010, and carry an aggregate liquidation value of $8,424,360 ($1.49 per common share issuable upon conversion) at December 25, 2010.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Certificate of Incorporation, as amended, at a price below the conversion price.  The Series B convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the Company consummates a secondary public offering resulting in gross proceeds to the Company of at least $10,000,000.

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

Series C Convertible Preferred Stock

The shares of Series C convertible preferred stock are immediately convertible into 1,365,200 shares of common stock on a 1.000 to 13.652 ratio at December 25, 2010, and carry an aggregate liquidation value of $2,000,000 ($1.47 per common share issuable upon conversion) at December 25, 2010.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Certificate of Incorporation, as amended, at a price below the conversion price.  The Series C convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the Company consummates a secondary public offering resulting in gross proceeds to the Company of at least $10,000,000.

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

Series D Convertible Preferred Stock

The shares of Series D convertible preferred stock are immediately convertible into 3,652,250 shares of common stock on a 1.000 to 14.609 ratio at December 25, 2010, and carry an aggregate liquidation value of $5,000,000 ($1.37 per common share issuable upon conversion) at December 25, 2010.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Certificate of Incorporation, as amended, at a price below the conversion price.  The Series D convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the Company consummates a secondary public offering resulting in gross proceeds to the Company of at least $10,000,000.

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

Series E Convertible Preferred Stock

The shares of Series E convertible preferred stock are immediately convertible into 3,073,163 shares of common stock on a 1.000 to 10.359 ratio at December 25, 2010, and carry an aggregate liquidation value of

$1,112,497 ($0.362 per common share issuable upon conversion) at December 25, 2010.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Certificate of Incorporation, as amended, at a price below the conversion price.  The Series E convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the average closing bid price of the common stock equals or exceeds $10.00 per share for 20 days within any 30-day period.

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

Series F Convertible Preferred Stock

The shares of Series F convertible preferred stock are immediately convertible into 1,184,803 shares of common stock on a 1.000 to 10.367 ratio at December 25, 2010, and carry an aggregate liquidation value of $500,000 ($0.422 per common share issuable upon conversion) at December 25, 2010.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Certificate of Incorporation, as amended, at a price below the conversion price.  The Series F convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the average closing bid price of the common stock equals or exceeds $10.00 per share for 20 days within any 30-day period.

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

Accretion of Dividends in the Event of Liquidation

The carrying values of Series B through F convertible preferred stock have been determined based on their fair market values at the original dates of issuance.  In certain cases, warrants were issued to which the Company allocated value and included in additional paid in capital.  Should such a liquidation event occur, the difference between the carrying value of the convertible preferred stock and their liquidation value will be accreted.  This amount was $4,012,136 on December 25, 2010.

11.  WARRANTS:

At December 25, 2010, there were warrants outstanding which were exercisable for 2,183,334 shares of the Company’s common stock.  These warrants were issued in connection with subordinated debt financings and a professional service contract.

During the period April 1999 through August 1999, the Company issued warrants in connection with convertible debt exercisable for a total of 528,210 shares of its common stock, at exercise prices ranging from $2.81 to $5.13 per share. These warrants expired between April and August 2009.

On September 15, 2006, the Company entered into a Securities Purchase Agreement pursuant to which it raised $2.5 million through a combination of subordinated debt and warrant issued on September 15, 2006 to Highbridge, an institutional accredited investor.  Under the terms of the financing, the Company issued Highbridge a warrant (the “Highbridge Warrant”) exercisable through September 15, 2011 for 2,083,334 shares of its common stock at an exercise price of $0.475 per share, or 125% of the closing price of the Company’s common stock on the day immediately prior to the closing of the transaction.  The Company allocated approximately $613,651 of value to the Highbridge Warrant using the Black-Scholes model with volatility of 108%, interest of 4.73% and expected life of five years.  The Highbridge Warrant was amortized using the effective interest method over the life of the Highbridge Note.  The Highbridge Warrant was fully amortized as of December 26, 2009.  The agreements entered into in connection with the financing provided for certain restrictions and covenants consistent with Highbridge’s status as a subordinated lender, and also granted Highbridge resale registration rights with respect to the shares of common stock underlying the Highbridge Warrant.

In the registration rights agreement, the Company was required to file with the SEC a Registration Statement on Form S-3 covering the resale of all of the shares of common stock underlying the Highbridge Warrant.  The Company filed the required registration Statement on January 12, 2007. The Registration Statement was declared effective by the SEC on April 4, 2007. The Company is also required under the registration rights agreement to maintain the effectiveness of the Registration Statement.  In the event that the Company fails to maintain the effectiveness of the Registration Statement, it would be subject to cash penalties in the amount of 1% of the face amount of the Highbridge Note on the initial day of such a failure and an additional 1% for each 30 days thereafter, up to a maximum of 10% of the face amount of the Highbridge Note. Since the Registration Statement continues to remain effective, the Company has incurred no penalty related to the registration rights agreement through the date of these financial statements.

From the time of its issuance through the Company’s third fiscal quarter in 2010 (the period ended September 25, 2010), the Company accounted for the Highbridge Warrant as equity, having credited the value of $613,651 assigned to it at the date of issuance to “Additional Paid In Capital”.  During the fourth fiscal quarter of 2010, the Company concluded that the anti-dilution rights provided for in the Warrant could result in the reduction of the exercise price of the Warrant due to the issuance of shares at a price lower than the Warrant exercise price.  Because of this feature, the settlement amount may not equal the difference between the fair value of a fixed number of the Company’s equity shares and a fixed strike price as contemplated by ASC 815-40-15-7C and 7D.  Consequently, the Company concluded that the Warrant, effective December 28, 2008 (the first day of the Company’s fiscal 2009 year and the effective date for the provisions of ASC 815-40-15) would not be considered indexed to the Company’s own stock and therefore should have been classified as a liability.  As a result of liability classification, the Warrant should have been marked-to-market through operations as of each reporting date in the Company’s previously filed financial statements commencing with the Company’s report on Form 10-Q for the three months ended March 28,

2009 and for each subsequent interim reporting period thereafter and in the Company’s Annual Report on Form 10-K for the year ended December 26, 2009.

The Company has evaluated the effect of making such a reclassification as of the date of adoption on its financial condition as of December 28, 2008 (the first day of fiscal 2009) and the effect of recognizing the change in the value of the Warrant in its operating results as of each quarterly and annual reporting period for fiscal 2009 and 2010.  As a result, the Company has concluded that the effects of the reclassification upon adoption, to be effected as an adjustment to retained earnings, and the effect upon each quarterly and annual reporting period, is not material.  Consequently, the Company recognized the cumulative effects of these adjustments in the Company’s fourth quarter of 2010 as an immaterial correction of an error, which is reflected in the accompanying consolidated financial statements for the year ended December 25, 2010.

On February 28, 2008, the Company entered into an agreement with Booke and Company, Inc. for investor relations services. In connection with that agreement, the Company issued warrants to purchase 100,000 shares of its common stock at an exercise price of $1.50 per share. The warrants expire on February 28, 2013. The Company determined the fair value of the 2008 warrants to be $7,316 at December 25, 2010 by using the Black-Scholes model (volatility of 108%, risk free rate of 2.09% and expected life of 5.0 years). The fair value of the 2008 warrants was amortized over their vesting period of one year.

The following table summarizes the Company’s outstanding warrants at December 25, 2010:

Shares Issuable	Exercise Price	Expiration Date
2,083,334	$0.48	09/15/11
100,000	1.50	02/28/13

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

A summary of the Company’s stock options is as follows:

	Number of
	Shares of	Weighted
	Common Stock	Average
	Underlying	Exercise	Price
	Stock Options	Price	Range
Outstanding - December 26, 2009	10,034,761	$0.45	$0.07	-	$4.25
Granted	1,342,320	0.30	0.27	-	0.41
Expired/Forfeited	(1,343,484)	0.90	0.13	-	4.25
Exercised	(1,010,240)	0.25	0.16	-	0.25

Outstanding - December 25, 2010	9,023,357	0.38	0.07	-	1.33

Exercisable - December 25, 2010	7,594,784	$0.40	$0.07	-	$1.33

Available for grant - December 25, 2010	531,142

The following table summarizes information for options outstanding and exercisable at December 25, 2010:

			Outstanding			Exercisable
			Number of	Weighted
			Shares of	Average	Weighted	Number	Weighted
			Common Stock	Remaining	Average	of	Average
			Underlying	Life	Exercise	Stock	Exercise
Price Range			Stock Options	(Years)	Price	Options	Price
$0.07	-	$0.20	1,358,110	7.86	$0.11	1,092,487	$0.11
0.21	-	0.30	3,568,617	3.65	0.26	2,648,800	0.26
0.31	-	0.50	2,269,422	5.05	0.39	2,026,289	0.39
0.51	-	1.00	1,788,908	3.56	0.80	1,788,908	0.80
$1.01	-	$1.33	38,300	3.01	1.13	38,300	1.13
Total			9,023,357	4.61	$0.38	7,594,784	$0.40

The Company has reserved 26,124,743 shares of common stock for issuance in connection with the conversion of convertible preferred stock (14,918,052 shares), the exercise of warrants (2,183,334 shares) and the exercise of stock options (9,023,357 shares).

13.       STOCKHOLDER RIGHTS PLAN:

The Company has a Stockholder Rights Plan (the “Rights Plan”) effective November 9, 2001.  Under the Plan, each share of the Company’s capital stock outstanding at the close of business on November 9, 2001 and each share of the Company’s capital stock issued subsequent to that date has a right associated with it, such that each share of its common stock is entitled to one right and each share of its preferred stock is entitled to such number of rights equal to the number of common shares into which it is convertible.

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

14.  PROFIT SHARING 401(k) PLAN:

The iParty 401(k) Plan is a qualified profit sharing plan covering substantially all of its employees.  Contributions to this plan are at the discretion of the Board of Directors.  The Company’s expense, including matching contributions and any discretionary amounts, was $174,584 in 2010, $154,427 in 2009 and $164,954 in 2008.

15.  SEGMENT REPORTING:

ASC Subtopic 280-10, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders.  The Company has concluded based upon the nature of its products, customers and retail store operations, that the Company operates in a single segment as a retailer of party goods.

16.  SUBSEQUENT EVENTS:

On December 30, 2010, the Company amended its Supply Agreement with Amscan to extend the Supply Agreement until December 31, 2013 from the original expiration date of December 31, 2012.

In addition, on December 30, 2010, the Company agreed with Party City to take over one Party City leased location in Manchester, CT on March 1, 2011.  As part of the lease termination, the Company and Party City entered into an amendment to that certain Asset Purchase Agreement dated August 7, 2006 between the parties, to extend the term of the non-compete provisions with Party City and its affiliates contained in the Asset Purchase Agreement from August 7, 2011 until December 31, 2013 and to include the Manchester, CT location as part of the restricted area in the non-compete provisions.

17.  QUARTERLY FINANCIAL DATA (UNAUDITED):

	Mar 27, 2010	Jun 26, 2010	Sep 25, 2010	Dec 25, 2010
Revenues	$14,836,379	$20,064,832	$16,898,251	$29,491,967
Cost of products sold and occupancy costs(1), (2)	9,534,769	11,903,928	10,676,032	16,908,670
Operating income (loss)	(1,418,971)	839,029	(1,875,547)	2,945,687
Net income (loss)	(1,485,134)	767,484	(1,945,873)	2,917,972

Net income (loss) per share
Basic	$(0.07)	$0.02	$(0.08)	$0.08
Diluted	$(0.07)	$0.02	$(0.08)	$0.07

Weighted-average shares outstanding:
Basic	22,798,647	38,221,631	23,267,507	38,358,472
Diluted	22,798,647	39,528,113	23,267,507	39,392,056

	Mar 28, 2009	Jun 27, 2009	Sep 26, 2009	Dec 26, 2009
Revenues	$14,568,407	$19,569,009	$16,404,046	$28,053,626
Cost of products sold and occupancy costs(1), (3)	9,382,066	11,691,950	10,282,326	15,200,697
Operating income (loss)	(1,578,747)	797,379	(1,271,258)	3,452,889
Net income (loss)	(1,715,271)	668,868	(1,396,982)	3,547,117

Net income (loss) per share
Basic	$(0.08)	$0.02	$(0.06)	$0.09
Diluted	$(0.08)	$0.02	$(0.06)	$0.09

Weighted-average shares outstanding:
Basic	22,731,667	38,222,344	22,731,667	38,225,145
Diluted	22,731,667	38,222,344	22,731,667	38,816,993

(1)  Cost of products sold consists of the cost of merchandise sold to customers and the occupancy costs for stores.

(2)  The fourth quarter of 2010 included an estimated reduction of $20,226 to the cost of products sold during the previous three quarters due to the completion of physical inventories, for which shortage had been estimated during the year.

(3)  The fourth quarter of 2009 included an estimated reduction of $142,010 to the cost of products sold during the previous three quarters due to the completion of physical inventories, for which shortage had been estimated during the year.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form and Registration or Commission No.	Exhibit	Filing Date	Filed Here-with (X)
3.1	Restated Certificate of Incorporation of WSI Acquisition Corp. and Certificate of Merger by iParty Corp. into WSI Acquisition Corp.	10-SB (0-25507)	3.1	3/8/1999

3.2	Certificate of Designation of Series A Preferred Stock of WSI Acquisitions, Corp.	10-SB (0-25507)	4	3/8/1999

3.3	Certificate of Designation of Series B Preferred Stock of iParty Corp.	10-SB (0-25507)	4.1	10/19/1999

3.4	Certificate of Designation of Series C Preferred Stock of iParty Corp.	10-SB (0-25507)	4.2	10/19/1999

3.5	Certificate of Designation of Series D Preferred Stock of iParty Corp.	10-KSB (0-25507)	4.3	4/14/2000

3.6	Certificate of Designation of Series E Preferred Stock of iParty Corp.	8-K (1-15611)	4.1	8/30/2000

3.7	Certificate of Correction to Certificate of Designation of Series E Preferred Stock of iParty Corp.	10-KSB (1-15611)	3.7	3/28/2003

3.8	Certificate of Designation of Series F Preferred Stock of iParty Corp.	8-K (1-15611)	4.1	9/15/2000

3.9	Certificate of Designation of Series G Junior Preferred Stock of iParty Corp.	8-K (1-15611)	99.2 (Exhibit C)	11/16/2001

3.10	Amended and Restated By-Laws of iParty Corp.	8-K (1-15611)	3.1	12/10/2007

10.1	Agreement and Plan of Merger between iParty Corp and WSI Acquisition Corp	10-SB (0-25507)	10.1	3/8/1999

10.2	Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan *	10-KSB (1-15611)	10.3	3/28/2003

10.3	Form of Non-qualified Stock Option Agreement *	10-K (1-15611)	10.4	3/30/2006

10.4	Form of Incentive Stock Option Agreement *	10-K (1-15611)	10.5	3/30/2006

10.5	Form of Stock Option Agreement granted to Messrs. DeWolf, Haydu, Schindler, and Vassalluzzo *	8-K (1-15611)	10.2	3/30/2006

10.6	Compensation Arrangements dated May 27, 2009 with Messrs. DeWolf, Haydu, Schindler and Vassalluzzo*	10-Q (1-15611)	10.1	8/6/2009

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form and Registration or Commission No.	Exhibit	Filing Date	Filed Here-with (X)
10.7	Compensation Arrangements dated June 2, 2010 with Messrs. DeWolf, Haydu, Schindler and Vassalluzzo.*	10-Q (1-15611)	10.1	8/9/2010

10.8	Written Summary of Renewed One-Year Part-time Consulting Arrangement with Joseph Vassalluzzo dated May 27, 2009 *	10-Q (1-15611)	10.1	8/6/2009

10.9	Written Summary of Renewed One-Year Part-time Consulting Arrangement with Joseph Vassalluzzo dated June 2, 2010 *	10-Q (1-15611)	10.2	8/9/2010

10.10	Rights Agreement between iParty Corp. and Continental Stock Transfer & Trust, as Rights Agent dated November 9, 2001	8-K (1-15611)	99.2	11/16/2001

10.11	Amendment to Rights Agreement between iParty Corp. and Continental Stock Transfer & Trust, as Rights Agent, dated September 15, 2006	8-K (1-15611)	10.5	9/18/2006

10.12	Supply Agreement with Amscan Inc., dated August 7, 2006	8-K (1-15611)	10.1	8/7/2006

10.13	Second Amendment to Supply Agreement with Amscan Inc., dated December 30, 2010				X

10.14	Asset Purchase Agreement with Party City Corporation, dated August 7, 2006	8-K (1-15611)	10.2	8/7/2006

10.15	Transfer Agreement by and between Party City Corporation and iParty Corp and iParty Retail Stores Corp. dated December 30, 2010				X

10.16	Securities Purchase Agreement with Highbridge International LLC, dated September 15, 2006	8-K (1-15611)	10.1	9/18/2006

10.17	Amendment Agreement between iParty Corp. and Highbridge International LLC, dated January 9, 2007	8-K(1-15611)	10.1	1/10/2007

10.18	Senior Subordinated Note with Highbridge International LLC, dated September 15, 2006	8-K (1-15611)	10.2	9/18/2006

10.19	Warrant to Purchase Common Stock with Highbridge International LLC, issued September 15, 2006, as amended January 9, 2007	8-K (1-15611)	10.2	1/10/2007

10.20	Registration Rights Agreement with Highbridge International LLC, dated September 15, 2006	8-K (1-15611)	10.4	9/18/2006

10.21	Subordinated Promissory Note of iParty Corp., dated October 24, 2006	8-K (1-15611)	10.1	10/25/2006

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form and Registration or Commission No.	Exhibit	Filing Date	Filed Here-with (X)
10.22	Stock Purchase Agreement by and among iParty Corp., Ajmal Khan and Robert Lessin	8-K (1-15611)	2.4	8/30/2000

10.23	Stock Purchase Agreement between iParty Corp. and Patriot Capital Ltd	8-K (1-15611)	2.1	9/15/2000

10.24	Funding Agreement among iParty Corp., Robert Lessin and Ajmal Khan	10-SB (0-25507)	10.15	7/12/1999

10.25	Asset Purchase Agreement by and among Party City of Warwick, Inc. and Party City of Lincoln, LLC, as Sellers, and iParty Corp. and iParty Retail Stores Corp., as Buyers, dated as of August 15, 2007	8-K (1-15611)	10.1	8/16/2007

10.26	Letter Agreement between iParty Corp. and David E. Robertson, dated March 22, 2007 *	8-K (1-15611)	10.3	3/26/2007

10.27	First Amendment dated December 30, 2008 to Letter Agreement dated March 22, 2007 by and between iParty Corp. and David E. Robertson *	8-K (1-15611)	10.3	1/5/2009

10.28	2009 Stock Incentive Plan *	Def 14A (1-15611)	Exhibit A	4/24/2009

10.29	Form of Director Stock Option Agreement of 2009 Stock Incentive Plan *	10-Q (1-15611)	10.3	8/6/2009

10.30	Form of Incentive Stock Option Agreement for 2009 Stock Incentive Plan *	10-Q (1-15611)	10.4	8/6/2009

10.31	Second Amended and Restated Credit Agreement among iParty Corp. and its wholly owned subsidiary iParty Retail Stores Corp., as borrowers, and Wells Fargo Retail Finance, LLC, as Administrative Agent, Swing Line Lender and Lender, dated July 1, 2009 #	8-K/A (1-15611)	10.1	3/8/2011

10.32	Employment Agreement between Sal Perisano and iParty Corp. dated April 1, 2010 *	8-K (1-15611)	10.1	4/2/2010

10.33	Employment Agreement between Dorice Dionne and iParty Corp. dated April 1, 2010 *	8-K (1-15611)	10.2	4/2/2010

10.34	Written Summary of Executive Incentive Compensation for Named Executive Officers *	10-Q (1-15611)	10.1	5/10/2010

21.1	Subsidiary of Registrant				X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form and Registration or Commission No.	Exhibit	Filing Date	Filed Here-with (X)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act				X

*Represents management contract or compensatory plan or arrangement

# Certain portions of these documents have been omitted based on a request for confidential treatment submitted to the SEC. The non-public information that has been omitted from these documents has been separately filed with the SEC. Each redacted portion of these documents is indicated by a “[*]” and is subject to the request for confidential treatment submitted to the SEC. The redacted information is confidential information of the Registrant.