Form 10-Q
period 2011-03-26
IPARTY CORP
filed 2011-05-09
CIK 1078383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 26, 2011

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

As of May 2, 2011, there were 24,408,594 shares of common stock, $.001 par value, outstanding.

iPARTY CORP.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

iPARTY CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)
	Mar 26, 2011	Dec 25, 2010
ASSETS
Current assets:
Cash	$63,650	$62,650
Restricted cash	440,213	616,742
Accounts receivable	665,469	626,181
Inventories	15,850,976	14,950,933
Prepaid expenses and other assets	251,162	253,749
Deferred income tax asset - current	95,163	95,163
Total current assets	17,366,633	16,605,418
Property and equipment, net	3,005,371	3,000,798
Intangible assets, net	855,274	934,477
Other assets	243,040	264,179
Deferred income tax asset	476,354	476,354
Total assets	$21,946,672	$21,281,226

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and book overdrafts	$5,601,591	$4,572,147
Accrued expenses	1,854,488	2,254,049
Warrant liability	19,043	10,000
Current portion of capital lease obligations	9,228	9,228
Borrowings under line of credit	4,584,717	3,102,213
Total current liabilities	12,069,067	9,947,637

Long-term liabilities:
Capital lease obligations, net of current portion	2,306	4,613
Other liabilities	1,508,437	1,517,157
Total long-term liabilities	1,510,743	1,521,770

Commitments and contingencies

Stockholders' equity:
Convertible preferred stock - $.001 par value; 10,000,000 shares authorized,
Series B convertible preferred stock - 1,150,000 shares authorized; 421,218 issued and outstanding at March 26, 2011 and December 25, 2010 (aggregate
liquidation value of $8,424,360 at March 26, 2011)	6,267,724	6,267,724
Series C convertible preferred stock - 100,000 shares authorized, issued and outstanding
(aggregate liquidation value of $2,000,000 at March 26, 2011)	1,492,000	1,492,000
Series D convertible preferred stock - 250,000 shares authorized, issued and outstanding
(aggregate liquidation value of $5,000,000 at March 26, 2011)	3,652,500	3,652,500
Series E convertible preferred stock - 533,333 shares authorized; 296,666 shares issued
and outstanding (aggregate liquidation value of $1,112,497 at March 26, 2011)	1,112,497	1,112,497
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding
(aggregate liquidation value of $500,000 at March 26, 2011)	500,000	500,000
Total convertible preferred stock	13,024,721	13,024,721

Common stock - $.001 par value; 150,000,000 shares authorized; 24,397,743 and 24,294,493
shares issued and outstanding at March 26, 2011 and December 25, 2010, respectively	24,398	24,294

Additional paid-in capital	52,826,152	52,760,302
Accumulated deficit	(57,508,409)	(55,997,498)
Total stockholders' equity	8,366,862	9,811,819
Total liabilities and stockholders' equity	$21,946,672	$21,281,226

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	Mar 26, 2011	Mar 27, 2010
Revenues	$15,092,128	$14,836,379
Operating costs:
Cost of products sold and occupancy costs	9,600,871	9,534,769
Marketing and sales	5,136,742	4,936,767
General and administrative	1,783,201	1,783,814

Operating loss	(1,428,686)	(1,418,971)

Change in fair value of warrant liability	(9,043)	-
Interest income	23	16
Interest expense	(73,205)	(66,179)

Net loss	$(1,510,911)	$(1,485,134)

Loss per share:
Basic and diluted	$(0.06)	$(0.07)

Weighted-average shares outstanding:
Basic and diluted	24,319,464	22,798,647

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended
	Mar 26, 2011	Mar 27, 2010
Operating activities:

Net loss	$(1,510,911)	$(1,485,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	296,080	274,620
Amortization	100,518	189,342
Deferred rent	(8,720)	(1,907)
Non-cash stock-based compensation expense	44,672	40,755
Non-cash warrant expense	6,222	5,413
Changes in operating assets and liabilities:
Accounts receivable	(39,288)	(95,139)
Inventories	(900,043)	(973,185)
Prepaid expenses and other assets	2,411	(183,695)
Accounts payable and book overdrafts	1,029,444	2,174,082
Accrued expenses	(399,561)	(783,033)
Net cash used in operating activities	(1,379,176)	(837,881)

Investing activity:

Purchase of property and equipment	(300,653)	(131,651)
Net cash used in investing activity	(300,653)	(131,651)

Financing activities:

Net borrowings under line of credit	1,482,504	395,583
Decrease in restricted cash	176,529	576,156
Principal payments on capital lease obligations	(2,307)	(2,307)
Proceeds from exercise of stock options	24,103	-
Net cash provided by financing activities	1,680,829	969,432

Net increase (decrease) in cash	1,000	(100)

Cash beginning of period	62,650	61,050

Cash end of period	$63,650	$60,950

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 26, 2011
(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

The interim consolidated financial statements as of March 26, 2011 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.  The consolidated balance sheet at December 25, 2010 has been derived from the audited consolidated financial statements at that date.  Operating results for the Company on a quarterly basis may not be indicative of the results for the entire year due, in part, to the seasonality of the party goods industry.  Historically, higher revenues and operating income have been experienced in the second and fourth fiscal quarters, while the Company has generated losses in the first and third quarters.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K, for the year ended December 25, 2010.

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

Concentrations

The Company purchases its inventory from a diverse group of vendors.  Five suppliers accounted for approximately 51.4% of the Company’s purchases of merchandise for the three months ended March 26, 2011, but the Company does not believe that it is overly dependent upon any single source for its merchandise, often using more than one vendor for similar kinds of products.  The Company entered into a Supply Agreement with its largest supplier, Amscan, Inc. (“Amscan”) on August 7, 2006. Beginning with calendar year 2008, the Supply Agreement requires the Company to purchase on an annual basis merchandise equal to the total number of stores open, excluding temporary stores, during such calendar year, multiplied by $180,000.  The Supply Agreement provides for penalties in the event the Company fails to attain the annual purchase commitment that would require the Company to pay the difference between the purchases for that year and the annual purchase commitment for that year.  Under the terms of the Supply Agreement, the annual purchase commitment for any individual year can be reduced for orders placed by the Company but not filled within a specified time period by the supplier.  During 2008, the supplier experienced difficulty in filling completely certain orders sourced out of China.  Accordingly, the supplier agreed to reduce the Company’s purchase commitment for 2008 to 90% of the contractual minimum for that year.  The Company met the contractual minimum purchase requirement, as amended, for 2008.  The Company’s purchases for 2009 fell short of the required annual commitment by approximately $368,000.  The supplier agreed to allow the Company to roll over any shortfall for the year 2009 into future years’ requirements. The Company’s purchases in 2010 exceeded the minimum purchase requirements for that year in addition to the 2009 shortfall.  The Company is not aware of any reason that would prevent it from meeting the minimum purchase requirements during the remaining term of the Supply Agreement, which was extended until December 31, 2013 from the original expiration date of December 31, 2012.  In addition, on December 30, 2010, the Company agreed with Party City Corporation (“Party City”), an affiliate of Amscan, to take over one Party City leased location in Manchester, Connecticut on March 1, 2011.  As part of the store takeover, the Company entered into an amendment to that certain Asset Purchase Agreement dated August 7, 2006 with Party City to extend the term of the non-compete provisions with Party City and its affiliates contained in the Asset Purchase Agreement from August 7, 2011 until December 31, 2013 and to include the Manchester, Connecticut location as part of the restricted area in the non-compete provisions.

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

Cash and Restricted Cash

The Company uses controlled disbursement banking arrangements as part of its cash management program.  Outstanding checks, which were included in accounts payable and book overdrafts, totaled $ 706,157 at March 26, 2011 and $180,055 at December 25, 2010.

Restricted cash represents funds on deposit established for the benefit of and under the control of Wells Fargo Bank, National Association (successor by merger to Wells Fargo Retail Finance, LLC) (“Wells Fargo”), the Company’s lender under its line of credit, and constitutes collateral for amounts outstanding under this line.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments.  The fair value of borrowings under the Company’s line of credit approximates the carrying value because the debt bears interest at a variable market rate.  The fair value of the capital lease obligations approximates the carrying value.   The fair value at March 26, 2011 of the warrants issued in 2006 was determined by using the Black-Scholes model (implied volatility of 72%, risk free rate of 0.18% and expected life of 0.47 years) after considering a probability weighted scenario in which the warrant exercise price adjustment scenario was deemed remote.  The fair value of the warrants issued in 2008 was also determined by using the Black-Scholes model (volatility of 106%, risk free rate of 0.79% and expected life of 1.92).

Inventories

Inventories consist of party supplies and are valued at the lower of moving weighted-average cost or market which approximates FIFO (first-in, first-out).  The Company records vendor rebates, discounts and certain other adjustments to inventories, including freight costs, and these amounts are recognized in the income statement as the related goods are sold.

Net Income (Loss) per Share

Net income (loss) per basic share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding.  The common share equivalents of Series B-F preferred stock are required to be included in the calculation of net income (loss) per basic share in accordance with Accounting Standards Codification (ASC) 260-10-45, Earnings Per Share – Other Presentation Matters. Since the preferred stockholders are entitled to participate in dividends when and if declared by the Board of Directors on the same basis as if the shares of Series B-F preferred stock were converted to common stock, the application of ASC 260-10-45 has no effect on the amount of net income per basic share of common stock.  For periods with net losses, the Company does not allocate losses to Series B-F preferred stock.

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

The following table sets forth the computation of net loss per basic and diluted share available to common stockholders:

	Mar 26, 2011	Mar 27, 2010
Common shares	$(1,510,911)	$(1,485,134)
Convertible preferred Series B-F	-	-
Net loss	$(1,510,911)	$(1,485,134)

Net loss per share
Basic	$(0.06)	$(0.07)
Diluted	$(0.06)	$(0.07)

Weighted-average shares outstanding:
Common shares - basic	24,319,464	22,798,647
Common share equivalents of Series B-F convertible preferred stock	-	-
If - converted weighted-average shares outstanding	24,319,464	22,798,647

Common share equivalents of "in the money" stock options	-	-
Common share equivalents of "in the money" warrants	-	-
Diluted weighted-average shares outstanding	24,319,464	22,798,647

The common share equivalents of “out of the money” stock options and warrants which were excluded from the computation of net loss per diluted share available to common stockholders were 4,787,150 and 2,183,334 in the first quarter of 2011 and 5,206,622 and 2,183,334 in the first quarter of 2010, respectively.

Stock-Based Compensation Expense

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

The stock-based compensation expense recognized by the Company was:

	For the three months ended
	Mar 26, 2011	Mar 27, 2010
Stock-based compensation expense	$44,672	$40,755

Stock-based compensation expense is included in general and administrative expense and had no impact on cash flow from operations and cash flow from financing activities for the three months ended March 26, 2011 or March 27, 2010.

On May 27, 2009, the Company’s stockholders approved a new equity incentive plan entitled the 2009 Stock Incentive Plan (the “2009 Plan”).  The Company no longer grants equity awards under its former equity incentive plan,  the Amended and Restated 1998 Incentive and Nonqualified Stock Option Plan (the “1998 Plan” and with the 2009 Plan, the “Plans”).

Under the Company’s Plans, options to acquire shares of common stock may be granted to officers, directors, key employees and consultants.   Under the 2009 Plan, the exercise price for qualified incentive options and non-qualified options cannot be less than the fair market value of the stock on the grant date, as determined by the Company’s Board of Directors. In addition, under the 2009 Plan, other stock-based and performance awards may be granted to officers, directors, key employees and consultants, including stock appreciation rights, restricted stock, and restricted stock units. Under the Plans, a combined total of 11,000,000 shares of common stock or other stock based awards may be granted.  To date, the Company has only issued options for shares under its Plans, which have been granted to employees, directors and consultants of the Company at fair market value at the date of grant.  Of the options that have been issued, options for 1,548,751 shares have been exercised and options for 7,050,115 shares remain outstanding at March 26, 2011.  Generally, employee options become exercisable over periods of up to four years, and expire ten years from the date of grant.

The Company granted options for the purchase of an aggregate 165,000 shares of common stock to key employees on March 11, 2010 at an exercise price of $0.41 per share, and granted options for the purchase of an aggregate of 502,320 shares of common stock to key employees and each of the four independent members of the Board of Directors on June 2, 2010 at an exercise price of $0.30 per share. In addition, on July 1, 2010, the Company granted options for the purchase of 675,000 shares of common stock to two of the Company’s executives, pursuant to their new employment contracts executed on April 1, 2010 at an exercise price of $0.27 per share.   One third of each of these executives’ options vested on July 1, 2010, the grant date.  The fair value using the Black-Scholes option pricing model of the options granted on March 11, 2010 was $0.34 per share, was $0.25 per share for the options granted on June 2, 2010, and was $0.22 per share for the options granted on July 1, 2010.   Similarly, the Company granted options for the purchase of an aggregate of 200,000 shares of common stock to its Chief Financial Officer on March 4, 2009 at an exercise price of $0.07 per share, and options for the purchase of 1,085,000 shares of common stock to key employees, including its executive officers, and each of the four independent members of the Board of Directors on May 27, 2009 at an exercise price of $0.11 per share.  In addition, the Company granted options for the purchase of an aggregate of 200,000 shares of common stock to its Chief Financial Officer and each of the four independent members of the Board of Directors on June 4, 2008 at an exercise price of $0.29 per share. The weighted-average fair value using the Black-Scholes option pricing model of the options granted in 2010, 2009 and 2008 was $0.25, $0.09, and $0.22 per share, respectively. The exercise prices for each of the option grants made in 2008, 2009 and 2010 was equal to the grant date closing price of the Company’s common stock as reported on the NYSE Amex.

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

The weighted average fair value of the options at the date of the grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended
	Mar 26, 2011	Mar 27, 2010
Risk-free interest rate	N/A	2.43%
Expected volatility	N/A	107.89%
Weighted average expected life (in years)	N/A	6.25%
Expected dividends	N/A	0.00%

A summary of the Company's stock options is as follows:

						Weighted
	Number	Weighted				Average
	of	Average				Remaining	Aggregate
	Stock	Exercise	Price			Life	Intrinsic
	Options	Price	Range			(Years)	Value
Outstanding - December 25, 2010	9,023,357	$0.38	$0.07	-	$1.33
Granted	-	-	-	-	-
Expired/forfeited	(1,869,992)	$0.25	$0.20	-	$0.30
Exercised	(103,250)	$0.23	$0.20	-	$0.25
Outstanding - March 26, 2011	7,050,115	$0.42	$0.07	-	$1.33	5.6	$207,350

Exercisable - March 26, 2011	5,761,818	$0.46	$0.07	-	$1.33	4.9	$167,156

Available for grant - March 26, 2011	2,401,134

The following table summarizes information for options outstanding and exercisable at March 26, 2011:

			Outstanding			Exercisable
				Weighted
			Number	Average	Weighted	Number	Weighted
			of	Remaining	Average	of	Average
			Stock	Life	Exercise	Stock	Exercise
Price Range			Options	(Years)	Price	Options	Price
$0.07	-	$0.20	1,308,860	7.9	$0.11	1,071,050	$0.11
0.21	-	0.30	1,644,625	7.4	0.28	756,958	0.27
0.31	-	0.50	2,269,422	4.8	0.39	2,106,602	0.39
0.51	-	1.00	1,788,908	3.3	0.80	1,788,908	0.80
1.01	-	1.33	38,300	2.8	1.13	38,300	1.13
Total			7,050,115	5.6	$0.42	5,761,818	$0.46

The remaining unrecognized stock-based compensation expense related to unvested awards at March 26, 2011 was $220,389 and the period of time over which this expense will be recognized is 3.19 years.

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

The first non-compete agreement, from Party City and its affiliates, originally covered Massachusetts, Maine, New Hampshire, Vermont, Rhode Island, and Windsor and New London counties in Connecticut, and was to expire in 2011.  This non-compete agreement had an original estimated life of 60 months. On December 30, 2010, the Company executed an agreement with Party City to take over its leased location in Manchester, Connecticut.  Under that agreement, the term of the earlier non-compete was extended to December 31, 2013 and the non-compete area was amended to include a three mile radius around the Manchester, Connecticut store.  The second non-compete agreement was acquired in connection with the Company’s purchase in January 2008 of the two party supply stores in Lincoln and Warwick, Rhode Island described above. This non-compete agreement covers Rhode Island for five years from the date of closing and within a certain distance from the Company’s stores in the rest of New England for three years. The second non-compete agreement has an estimated life of 60 months. Both non-compete agreements are subject to certain terms and conditions in their respective acquisition agreements.

The occupancy valuations relate to acquired retail store leases for stores in Peabody, Massachusetts (estimated life of 90 months), Lincoln, Rhode Island (estimated life of 79 months) and Warwick, Rhode Island (estimated life of 96 months). Intangible assets also include legal and other transaction costs incurred related to the purchase of the Peabody, Lincoln and Warwick stores.

Intangible assets as of March 26, 2011 and December 25, 2010 were:

	Mar 26, 2011	Dec 25, 2010
Non-compete agreements	$2,358,540	$2,358,540
Occupancy valuations	944,716	944,716
Other	157,855	157,855

Intangible assets	3,461,111	3,461,111

Less: accumulated amortization	(2,605,837)	(2,526,634)

Intangible assets, net	$855,274	$934,477

Amortization expense for these intangible assets was:

	For the three months ended
	Mar 26, 2011	Mar 27, 2010
Amortization expense	$79,203	$168,027

Non-compete agreements are amortized based on the pattern of their expected cash flow benefits over the five year terms of the agreements. As a consequence of the December 30, 2010 amendment of the Party City non-compete agreement, the remaining unamortized asset associated with that agreement will be amortized over its remaining term, as amended. Occupancy valuations are amortized on a straight line basis over the terms of the related leases ranging from 79 to 96 months. The non-compete agreement amortization expense is included in general and administrative expense on the Consolidated Statements of Operations.  The occupancy valuation amortization expense is included in cost of products sold and occupancy costs.

Future amortization expense related to these intangible assets as of March 26, 2011 is:

Year	Amount
2011	$228,374
2012	320,541
2013	208,761
2014	59,848
2015	37,750
Total	$855,274

Accounting for the Impairment of Long-Lived Assets

The Company reviews each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  The Company’s review considers store operating results, future sales growth and cash flows.  As of March 26, 2011, the Company has not identified any indicators of impairment based on its review of each of its stores’ operations and, accordingly, does not believe that any of its remaining long-lived assets are impaired.

Note Payable

On August 7, 2006, the Company entered into and simultaneously closed an Asset Purchase Agreement with Party City, an affiliate of Amscan, pursuant to which the Company acquired a Party City retail party goods store in Peabody, Massachusetts and received a five-year non-competition covenant from Party City, for aggregate consideration of $2,450,000, payable by a subordinated note in the principal amount of $600,000, which is the Party City Note (the “Party City Note”), and $1,850,000 in cash.  The promissory note to Party City (the “Party City Note”) matured on August 6, 2010, at which time the Company paid the full principal amount of $600,000 plus all accrued interest.

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

Borrowings under the Agreement will generally accrue interest at a margin ranging from 3.00% to 3.50% (determined according to the average daily excess availability during the fiscal quarter immediately preceding the adjustment date) over, at the Borrowers’ election, either the London Interbank Offered Rate (“LIBOR”) or a base rate determined by Wells Fargo from time to time.  The credit facility also provides for letters of credit and includes an unused line fee of 5% on the unused portion of the revolving credit line.

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

The line includes a financial covenant requiring the Company to maintain a minimum availability under the line of 7.5% of the credit limit.  At the current credit limit of $12,500,000, the minimum availability is $937,500.  The amended Agreement also has a covenant that requires the Company to limit its capital expenditures to within 110% of those amounts included in its business plan, which may be updated from time to time.  For the three months ended March 26, 2011 and for the year ended December 25, 2010, the Company was in compliance with all debt covenants.  The line generally prohibits the payment of any dividends or other distributions to any of the Company’s classes of capital stock.

The amounts outstanding under the line as of March 26, 2011 and December 25, 2010 were $4,584,717 and $3,102,213, respectively.  The interest rate on these borrowings was 6.25% at March 26, 2011 and 6.6% at December 25, 2010.  The outstanding balances under the line are classified as current liabilities in the accompanying consolidated balance sheets since the Company is required to apply daily lock box receipts to reduce the amount outstanding.  At March 26, 2011, the Company had $3,463,243 of additional availability under the line.

Stockholders’ Equity

During the three months ended March 26, 2011, 103,250 shares of common stock were issued upon the exercise of stock options, there were no exercises of warrants or conversions of Series B convertible preferred stock.

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

Fair Value Measurements

The Company follows the provisions of ASC 820, Fair Value Measurements and Disclosures. ASC 820 defined fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also described three levels of inputs that may be used to measure the fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – observable inputs other than quoted prices in active markets for identical assets or liabilities

Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions

The only assets and liabilities subject to fair value measurement standards at March 26, 2011 and December 25, 2010 are cash and restricted cash which are based on Level 1 inputs and the warrant liability which is based on Level 2 inputs.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and related Notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and related Notes and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the fiscal year ended December 25, 2010.

Certain statements in this Quarterly Report on Form 10-Q, particularly statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of  the Securities Exchange Act of 1934, as amended.  The words “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  Forward-looking statements included in this Quarterly Report on Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (“SEC”), reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements.  Such future results are based upon our best estimates based upon current conditions and the most recent results of operations.  Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this Quarterly Report on Form 10-Q.  These include, but are not limited to, those described below under the heading “Factors That May Affect Future Results” and in our most recently filed Annual Report on Form 10-K for the fiscal year ended December 25, 2010 and our other periodic reports filed with the SEC. We assume no obligation to update these forward looking statements contained in this report, whether as a result of new information, future events or otherwise.

Overview

We are a party goods retailer operating stores throughout New England, where 48 of our 53 retail stores are located, and in Florida.  We believe we are a leading brand in the party industry in the markets we serve and a leading resource in those markets for consumers seeking party goods, party planning advice and information.

Our 53 retail stores are located predominantly in New England with 8 stores in Connecticut, 6 in New Hampshire, 3 in Rhode Island, 3 in Maine, 1 in Vermont, and 27 in Massachusetts  We also operate 5 stores in Florida.

During the 2010 Halloween season, we operated eleven temporary Halloween stores.  This was more than double the number of temporary stores we operated in 2009.  In December 2010, we opened a new store in the South Bay Center, Boston, Massachusetts and entered into an agreement to take over an additional store from a competitor in Manchester, Connecticut in the first quarter of 2011, which has now opened.

Our stores range in size from approximately 8,000 square feet to 20,295 square feet and average approximately 10,150 square feet in size.

We lease our properties, typically for 10 years and usually with options from our landlords to renew our leases for an additional 5 or 10 years.

The following table shows the number of stores in operation (not including temporary stores):

	For the three months ended
	Mar 26, 2011	Mar 27, 2010
Beginning of period	52	51
Openings / Acquisitions	1	-
Closings	-	-
End of period	53	51

Our stores feature over 20,000 products ranging from paper party goods, Halloween costumes, greeting cards and balloons to more unique merchandise such as piñatas, tiny toys, masquerade and Hawaiian Luau items.  Our sales are primarily driven by the following holiday and party events:  Halloween, Christmas, Easter, Valentine’s Day, New Year’s, Independence Day, St. Patrick’s Day, Thanksgiving Chanukah and sports championships.  We also focus our business closely on lifetime events such as anniversaries, graduations, birthdays, and bridal and baby showers.

Trends and Quarterly Summary

Our business has a seasonal pattern.  In the past three years, we have realized an average of approximately 35.2% of our annual revenues in our fourth quarter, which includes Halloween and Christmas, and an average of approximately 24.8% of our revenues in the second quarter, which includes school graduations, and often the Easter holiday.  Also, during these past three years, we have had net income in our second and fourth quarters and generated losses in our first and third quarters.

First Quarter Summary

For the first quarter of 2011, our consolidated revenues were $15.1 million, compared to $14.8 million for the first quarter of 2010, despite the shift in Easter to the second quarter of 2011 and the severe winter weather in New England that shortened our number of sale days in the first quarter of 2011. The increase in first quarter revenues from the year-ago period included a 1.1% decrease in comparable store sales (sales from stores open more than one year). The increase in consolidated revenue was primarily due to the increase in sales from our new store in the South Bay Center and increased sales from our Boylston Street store, both in Boston, Massachusetts.  Consolidated gross profit margin was 36.4% for the first quarter of 2011 compared to a margin of 35.7% for the same period in 2010. The increase in gross profit margin was primarily due to the reversal of an inventory provision recognized in the fourth quarter of fiscal 2010, as well to increased initial product profit margins. The consolidated net loss for the first quarter of 2011 was $1.51 million, or $0.06 per share, compared to consolidated net loss of $1.49 million, or $0.07 per share, for the first quarter in 2010.

Acquisition and Growth Strategy

Our growth strategy for 2011 and beyond may include further development of our urban store concept, which we started in late 2009 with the opening of our Boylston Street, Boston store, expanding the temporary Halloween store aspect of our business, opening new stores, relocating existing stores and reviewing potential acquisition of other entities.  In March 2011, we took over Party City’s Manchester, Connecticut store. In addition, we anticipate opening up to ten temporary Halloween stores in 2011. Any determination to open a new or temporary store or make an acquisition will be based upon a variety of factors, including, without limitation, the purchase price and other financial terms of the transaction, the business prospects, geographical location and the extent to which any new or temporary store or acquisition would enhance our prospects.

We did not complete any acquisitions in 2010, although we did open eleven temporary Halloween stores and one new store during the fourth quarter of that year.

Results of Operations

Fiscal year 2011 has 53 weeks and ends on December 31, 2011.  Fiscal year 2010 had 52 weeks and ended on December 25, 2010.

The first quarter of fiscal year 2011 had 13 weeks and ended on March 26, 2011.  The first quarter of fiscal year 2010 had 13 weeks and ended on March 27, 2010.

Three Months Ended March 26, 2011 Compared to Three Months Ended March 27, 2010

Revenues

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.  Our consolidated revenues for the first quarter of fiscal 2011 were $15,092,128, an increase of $255,749, or 1.7% from the first quarter of the prior fiscal year. The increase was primarily due to increased sales in our new stores in the South Bay Center and on Boylston Street, both in Boston, Massachusetts, as well as sales from our new Manchester, Connecticut store in the first quarter of 2011 compared to the first quarter of 2010.

	For the three months ended
	Mar 26, 2011	Mar 27, 2010
Revenues	$15,092,128	$14,836,379

Increase in revenues	1.7%	1.8%

 Comparable store sales for the quarter decreased by 1.1% compared to the prior year’s period. The decrease in comparable store sales was the result of unusually severe weather in New England in January and February 2011, as well as the shift in the Easter holiday from March in 2010 to late April in 2011.

Cost of products sold and occupancy costs

Cost of products sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores.  Our cost of products sold and occupancy costs for the first quarter of fiscal 2011 were $9,600,871, or 63.6% of revenues, an increase of $66,102, or 0.7 percentage points as a percentage of revenues, from the first quarter of the prior fiscal year.

	For the three months ended
	Mar 26, 2011	Mar 27, 2010
Cost of products sold and occupancy costs	$9,600,871	$9,534,769

Percentage of revenues	63.6%	64.3%

 As a percentage of revenues, cost of products sold and occupancy costs decreased due to the reversal in the first quarter of 2011of an inventory provision recognized in the fourth quarter of 2010 in the amount of $105,000, as well as an improvement in product selling margin in the first quarter of 2011 compared to the first quarter of 2010.

Marketing and sales expense

Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  Our consolidated marketing and sales expense for the first quarter of fiscal 2011 was $5,136,742, or 34.0% of revenues, an increase of $199,975 and an increase of 0.7 percentage points, as a percentage of revenues, from the first quarter of the prior fiscal year.

	For the three months ended
	Mar 26, 2011	Mar 27, 2010
Marketing and sales	$5,136,742	$4,936,767

Percentage of revenues	34.0%	33.3%

As a percentage of revenues, the increase in marketing and sales expense was primarily due an increase in store payroll costs and preopening expenses associated with our new store in Manchester, Connecticut in the first quarter of 2011 compared to the first quarter of 2010.

General and administrative expense

General and administrative (“G&A”) expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  Our consolidated G&A expense for the first quarter of fiscal 2011 was $1,783,201, or 11.8% of revenues, a decrease of $613 or 0.2 percentage points, as a percentage of revenues, from the first quarter of the prior fiscal year.

	For the three months ended
	Mar 26, 2011	Mar 27, 2010
General and administrative	$1,783,201	$1,783,814

Percentage of revenues	11.8%	12.0%

The decrease in general and administrative expense as a percentage of revenues from the first quarter of the prior fiscal year was primarily due to a decrease in the non-compete amortization due to the extension of the non-compete agreement in the first quarter of 2011 compared to the first quarter of 2010.

Operating loss

Our operating loss for the first quarter of fiscal 2011 was $1,428,686, or 9.5% of revenues, as compared to an operating loss of $1,418,971, or 9.6% of revenues for the first quarter of the prior fiscal year.

Interest expense

Our interest expense in the first quarter of fiscal 2011 was $73,205, an increase of $7,026 from the first quarter of the prior fiscal year.  The increase in the first quarter of fiscal 2011 as compared to the prior period was primarily due to increased borrowings on the line of credit in the first quarter of 2011 compared to the first quarter of 2010.

Income taxes

We have not provided for income taxes for the first quarter of fiscal 2011 or fiscal 2010 due to losses in the three month period ended March 26, 2011 and the three month period ended March 27, 2010 and the availability of net operating loss (NOL) carryforwards to eliminate federal taxable income on an annual basis. No benefit has been recognized with respect to current losses or NOL carryforwards in these periods due to the uncertainty of future taxable income beyond 2011, the assessment of which depends largely on our operating results during our fourth quarter.  We continue to believe we will be able to realize the deferred tax asset of $571,517 based on estimated 2011 taxable income.

At the end of 2010, we had estimated net operating loss carryforwards of approximately $16.4 million, which begin to expire in 2019.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards may be subject to annual limitations based upon certain ownership changes of our stock that may have occurred or that may occur.

Net loss

Our net loss in the first quarter of fiscal 2011 was $1,510,911, or $0.06 per basic and diluted share, compared to a net loss of $1,485,134, or $0.07 per basic and diluted share, in the first quarter of the prior fiscal year.

Liquidity and Capital Resources

Our primary uses of cash are:

●	purchases of inventory, including purchases under our Supply Agreement with Amscan, as described more fully below;
●	occupancy expenses of our stores;
●	employee salaries; and
●	new and temporary store openings, including acquisitions.

Our primary sources of cash are:

●	cash from operating activities; and
●	debt, including our line of credit.

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

Our inventory consists of party supplies which are valued at the lower of weighted-average cost or market, which approximates FIFO (first-in, first-out) and are reduced or increased by adjustments including vendor rebates and discounts and freight costs.  Our line of credit availability calculation allows us to borrow against “acceptable inventory at cost”, which is based on our inventory at cost and applies adjustments that our lender has approved, which may be different than adjustments we use for valuing our inventory in our financial statements, such as the adjustment to reserve for inventory shortage.  The amount of “acceptable inventory at cost” was approximately $16,163,932 at March 26, 2011.

Our accounts receivable consist primarily of credit card receivables and vendor rebates receivable.  Our line of credit availability calculation allows us to borrow against “eligible credit card receivables”, which are the credit card receivables for the previous two to three days of business.  The amount of “eligible credit card receivables” was approximately $261,245 at March 26, 2011.

Our total borrowing base is determined by adding the “acceptable inventory at cost” times an agreed upon advance rate plus the “eligible credit card receivables” times an agreed upon advance rate but not to exceed our established credit limit, which was $12,500,000 at March 26, 2011.  Under the terms of our line of credit, our $12,500,000 credit limit was further reduced by (1) a minimum availability block, (2) customer deposits, (3) gift certificates, (4) merchandise credits and (5) outstanding letters of credit. The amounts outstanding under our line were $4,584,717 at March 26, 2011 and $3,102,213 at December 25, 2010, an increase of $1,482,504. Our additional availability was $3,463,243 at March 26, 2011 and $3,672,581 at December 25, 2010.

The outstanding balances under our line are classified as current liabilities in the accompanying consolidated balance sheets because we are required to apply daily lock-box receipts to reduce the amount outstanding.

The line has financial covenants that are limited to minimum availability and capital expenditures and contains various restrictive covenants, such as incurrence, payment or entry into certain indebtedness, liens, investments, acquisitions, mergers, dispositions and dividends.  Under the line, we are required to maintain a minimum availability of 7.5% of the credit limit, which is an increase from the previous requirement of 5% and, consistent with the previous line, to limit our capital expenditures to within 110% of those amounts included in our business plan, which may be updated from time to time.  At March 26, 2011, we were in compliance with these financial covenants.

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

The Supply Agreement provides for penalties in the event we fail to attain the annual purchase commitment that would require us to pay Amscan the difference between the purchases for that year and the annual purchase commitment for that year. Under the terms of the Supply Agreement, the annual purchase commitment for any individual year can be reduced for orders placed by us but not filled by the supplier.  During 2008, Amscan experienced difficulty in fulfilling certain of our orders sourced out of China.  Accordingly, it agreed to reduce our purchase commitment for 2008 to 90% of the contractual minimum for that year. Our purchases for 2008 exceeded the minimum purchase amount commitments, as adjusted, under the Supply Agreement. Our purchases for 2009 fell short of the annual commitment by approximately $368,000, which unfilled commitment was rolled into the remaining term of the Supply Agreement. Our purchases for 2010 exceeded the minimum purchase amount commitments plus the 2009 shortfall of $368,000.  We are not aware of any reason that would prevent it from meeting the minimum purchase requirements for the remainder of the term of the Supply Agreement.  Although we do not expect to incur any penalties under this Supply Agreement, if they were to occur, there could be a material adverse effect on our uses and sources of cash.

Operating, Investing and Financing Activities

Our operating activities used $1,379,176 during the three months ended on March 26, 2011 compared to $837,881 during the three months ended March 27, 2010, an increase of $541,295.  The increase in cash used in operating activities was primarily due to the decrease in accounts payable in the first quarter of 2011 compared to the first quarter of 2010.

We used $300,653 in investing activity during the first three months of 2011 compared to $131,651 during the first three months of 2010, an increase of $169,002.  The cash invested in 2011 was primarily for fixtures and equipment for our new Manchester, Connecticut store as well as existing store improvements.  The cash invested in 2010 was primarily due to the new store opening in Boston, Massachusetts, point of sale register updates in our retail stores and other store improvements.

Financing activities provided $1,680,829 during the first three months of 2011 compared to providing $969,432 during the first three months of 2010, an increase of $711,397.  The increase was primarily due to increased borrowings on the line of credit during the first quarter of 2011 compared to the first quarter of 2010.

Contractual Obligations

Contractual obligations at March 26, 2011 were as follows:

	Payments Due By Period
		Within	Within
	Within	2 - 3	4 - 5	After
	1 Year	Years	Years	5 Years	Total
Line of credit	$4,595,191	$-	$-	$-	$4,595,191
Capital lease obligations	11,400	2,849	-	-	14,249
Supply agreement	9,281,434	16,380,000	-	-	25,661,434
Operating leases (including retail space leases)	9,716,318	15,362,941	9,693,997	8,762,506	43,535,762
Total contractual obligations	$23,604,343	$31,745,790	$9,693,997	$8,762,506	$73,806,636

In addition, at March 26, 2011, we had outstanding purchase orders totaling approximately $9,355,394 for the acquisition of inventory and non-inventory items that were scheduled for delivery after March 26, 2011.

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

Geographic Concentration

As of March 26, 2011, we operated a total of 53 stores, 48 of which are located in New England and 5 of which are located in Florida. As a result, a severe or prolonged regional recession or regional changes in demographics, employment levels, population, weather patterns, real estate market conditions, consumer confidence and spending patterns or other factors specific to the New England region or in Florida may adversely affect us more than a company that is more geographically diverse.

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

Factors That May Affect Future Results

Our business is subject to certain risks that could materially affect our financial condition, results of operations, and the value of our common stock. These risks include, but are not limited to, the ones described under Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 25, 2010, and Part II, Item 1A, “Risk Factors” contained in our Quarterly Reports on Form 10-Q, including this one, and in our other reports filed with the Commission.  Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that harm our business, financial condition, results of operations, or the value of our common stock.

Critical Accounting Policies

Our financial statements are based on the application of significant accounting policies, many of which require our management to make significant estimates and assumptions (see Note 2 to our consolidated financial statements for the fiscal year ended December 25, 2010 included in Item 8 of our Annual Report on Form 10-K for that fiscal year, as filed with the SEC on March 24, 2011).  We believe the following accounting policies to be those most important to the portrayal of our financial condition and operating results and those that require the most subjective judgment.  If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements.

Inventories

Our inventories consist of party supplies and are valued at the lower of moving weighted-average cost or market which approximates FIFO (first-in, first-out).  We record vendor rebates, discounts and certain other adjustments to inventory, including freight costs, and we recognize these amounts in the income statement as the related goods are sold.

During each interim reporting period, we estimate the impact on cost of products sold associated with inventory shortage.  The actual inventory shortage is determined upon reconciliation of the annual physical inventory, which occurs shortly before and after our year end, and an adjustment to cost of products sold is recorded at the end of the fourth quarter to recognize the difference between the estimated and actual inventory shortage for the full year.  The adjustment in the fourth quarter of 2010 included a reduction of $20,226 to the cost of products sold during the previous three quarters.  The adjustment in the fourth quarter of 2009 included a reduction of $142,010 to the cost of products sold during the previous three quarters.  The adjustment in the fourth quarter of 2008 included an estimated reduction of $261,915 to the cost of products sold during the previous three quarters.

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

The first non-compete agreement, from Party City and its affiliates, covers Massachusetts, Maine, New Hampshire, Vermont, Rhode Island, and Windsor and New London counties in Connecticut.  This non-compete agreement had an original estimated life of 60 months. The expiration date of this non-compete agreement was extended from August 7, 2011 to December 31, 2013 in conjunction with our agreement with Party City to take over their location in Manchester, Connecticut. In addition, the restricted trade area under the non-compete agreement was amended to include the trade area around the Manchester, CT location.

The second non-compete agreement was acquired in connection with our  purchase in January 2008 of two franchised party supply stores in Lincoln and Warwick, Rhode Island.  The acquired Rhode Island stores had been operated as Party City franchise stores, and were converted to iParty stores immediately following the closing. The second non-compete agreement covers Rhode Island for five years from the date of closing. The second non-compete agreement has an estimated life of 60 months. Both non-compete agreements are subject to certain terms and conditions in their respective acquisition agreements.

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

We are not aware of any impairment indicators for any of our remaining stores at March 26, 2011.

Income Taxes

Historically, we have not recognized an income tax benefit for our losses. Accordingly, we record a valuation allowance against our deferred tax assets because of the uncertainty of future taxable income and the realizability of the deferred tax assets.  In determining if a valuation allowance against our deferred tax asset is appropriate, we consider both positive and negative evidence.  The positive evidence that we considered included (1) we were profitable in four of the last six years, including 2010, 2009, 2007 and 2006, (2) we have achieved positive comparable store sales growth for six out of the last eight years, (3) we were able to significantly reduce store and headquarters operating expenses in 2009, and (4) we were able to use federal net operating loss deductions in each tax year from 2002 through 2009, and expect to do so for tax year 2010.  The negative evidence that we considered included (1) we realized a net loss in 2005 and 2008, (2) our merchandise margins decreased in five of the last six years, including 2010, 2009, 2008, 2006 and 2005, (3) our future profitability is vulnerable to certain risks, including (a) the risk that we may not be able to generate significant taxable income to fully utilize our net operating loss carryforwards of approximately $16.4 million at December 25, 2010, (b) the risk of unseasonable weather and other factors in a single geographic region, New England, where our stores are concentrated, (c) the risk of being so dependent upon a single season, Halloween, for a significant amount of annual sales and profitability and (d) the risk of fluctuating prices for petroleum products, which are a key raw material for much of our merchandise and which affect our freight costs and those of our suppliers and affect our customers’ spending levels and patterns, (4) the costs that opening or acquiring new stores will put pressure on our profit margins until these stores reach maturity, (5) the expected increasing costs of  regulatory compliance  which will likely have a negative impact on our profitability, (6) the risk that a general, renewed or perceived slowdown in the U.S economy, or uncertainty as to the economic outlook, similar to the one which the U.S. and world economies have recently experienced, could continue to reduce discretionary spending or cause a shift in consumer discretionary spending to other products.

The positive evidence was strong enough at the end of fiscal 2010 for us to conclude that we would realize sufficient levels of taxable income in 2011 to support the release of a portion of the related reserves in fiscal 2010. However, we believe that it is prudent for us to maintain a valuation allowance against our remaining deferred tax assets until we have a longer history of profitability and we can reduce our exposure to the risks described above.  Should we determine that we will be able to realize our deferred tax assets in the future, an adjustment to our deferred tax assets would increase income in the period in which we made such a determination.

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

New Accounting Pronouncements

No new accounting pronouncements were issued during the quarter ended March 26, 2011 that are expected to have a material impact on our financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our market risk exposure since the filing of our Annual Report on Form 10-K for the period ended December 25, 2010, which was filed with the SEC on March 24, 2011.

Item 4.  Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer and the Chief Financial Officer of iParty (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 26, 2011, the end of the fiscal quarter to which this report relates, that iParty's disclosure controls and procedures: are effective to ensure that information required to be disclosed by iParty in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by iParty in such reports is accumulated and communicated to iParty's management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.  iParty’s disclosure controls and procedures were designed to provide a reasonable level of assurance of reaching iParty’s disclosure requirements and are effective in reaching that level of assurance.

(b)     Changes in Internal Controls.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended March 26, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings, other than ordinary routine matters incidental to our business, which we do not expect, individually or in the aggregate, to have a material effect on our financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 25, 2010, as filed with the SEC on March 24, 2011.

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
David Robertson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 9, 2011

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

Ex. 10.1
Second Amendment to Supply Agreement with Amscan, Inc. dated December 30, 2010 (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010 filed with the Commission on March 24, 2011)

Ex. 10.2
Transfer Agreement by and between Party City Corporation and iParty Corp and iParty Retail Stores Corp., dated December 30, 2010 (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010 filed with the Commission on March 24, 2011)

Ex. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
Ex. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
Ex. 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
Ex. 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350