Form 10-Q
period 2011-06-25
IPARTY CORP
filed 2011-08-09
CIK 1078383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended June 25, 2011

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the Transition Period from _______________ to _______________

Commission File Number 1-15611

iPARTY CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0547750
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

270 Bridge Street, Suite 301,	02026
Dedham, Massachusetts	(Zip Code)
(Address of Principal Executive Offices)

(781) 329-3952
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                       Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)                        Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑

As of August 1, 2011, there were 24,408,594 shares of common stock, $.001 par value, outstanding.

iPARTY CORP.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

iPARTY CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 25, 2011	Dec 25, 2010
ASSETS
Current assets:
Cash	$63,650	$62,650
Restricted cash	698,572	616,742
Accounts receivable	869,821	626,181
Inventories	17,661,838	14,950,933
Prepaid expenses and other assets	437,346	253,749
Deferred income tax asset	95,163	95,163
Total current assets	19,826,390	16,605,418
Property and equipment, net	3,062,319	3,000,798
Intangible assets, net	776,072	934,477
Other assets	231,581	264,179
Deferred income tax asset	476,354	476,354
Total assets	$24,372,716	$21,281,226

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and book overdrafts	$7,520,188	$4,572,147
Accrued expenses	2,271,202	2,254,049
Warrant liability	4,563	10,000
Current portion of capital lease obligations	9,228	9,228
Borrowings under line of credit	4,581,877	3,102,213
Total current liabilities	14,387,058	9,947,637

Long-term liabilities:
Capital lease obligations, net of current portion	-	4,613
Deferred rent	1,511,203	1,517,157
Total long-term liabilities	1,511,203	1,521,770

Commitments and contingencies

Stockholders' equity:
Convertible preferred stock - $.001 par value; 10,000,000 shares authorized,
Series B convertible preferred stock - 1,150,000 shares authorized; 420,408 and 421,218 shares issued and outstanding, respectively at June 25, 2011 and December 25, 2010
(aggregate liquidation value of $8,408,160 at June 25, 2011)	6,255,671	6,267,724
Series C convertible preferred stock - 100,000 shares authorized, issued and outstanding
(aggregate liquidation value of $2,000,000 at June 25, 2011)	1,492,000	1,492,000
Series D convertible preferred stock - 250,000 shares authorized, issued and outstanding
(aggregate liquidation value of $5,000,000 at June 25, 2011)	3,652,500	3,652,500
Series E convertible preferred stock - 533,333 shares authorized; 296,666 shares issued
and outstanding (aggregate liquidation value of $1,112,497 at June 25, 2011)	1,112,497	1,112,497
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding
(aggregate liquidation value of $500,000 at June 25, 2011)	500,000	500,000
Total convertible preferred stock	13,012,668	13,024,721

Common stock - $.001 par value; 150,000,000 shares authorized; 24,408,594 and 24,294,493
shares issued and outstanding at June 25, 2011 and December 25, 2010, respectively	24,409	24,294

Additional paid-in capital	52,902,534	52,760,302
Accumulated deficit	(57,465,156)	(55,997,498)
Total stockholders' equity	8,474,455	9,811,819
Total liabilities and stockholders' equity	$24,372,716	$21,281,226

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the six months ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Revenues	$19,617,207	$20,064,832	$34,709,335	$34,901,211
Operating costs:
Cost of products sold and occupancy costs	11,819,894	11,903,928	21,420,765	21,438,697
Marketing and sales	5,960,011	5,586,561	11,096,753	10,523,328
General and administrative	1,726,609	1,735,314	3,509,810	3,519,128

Operating income (loss)	110,693	839,029	(1,317,993)	(579,942)

Change in fair value of warrant liability	14,480	-	5,437	-
Interest income	17	18	40	34
Interest expense	(81,937)	(71,563)	(155,142)	(137,742)
Income (loss) before income taxes	43,253	767,484	(1,467,658)	(717,650)

Income taxes	-	-	-	-

Net income (loss)	$43,253	$767,484	$(1,467,658)	$(717,650)

Income (loss) per share:
Basic	$0.00	$0.02	$(0.06)	$(0.03)
Diluted	$0.00	$0.02	$(0.06)	$(0.03)

Weighted-average shares outstanding:
Basic	39,301,774	38,221,631	24,355,975	22,987,994
Diluted	39,905,404	39,528,113	24,355,975	22,987,994

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended
	June 25, 2011	June 26, 2010
Operating activities:

Net loss	$(1,467,658)	$(717,650)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	596,376	540,207
Amortization	201,034	378,683
Deferred rent	(5,954)	(4,172)
Non-cash stock-based compensation expense	112,070	112,529
Loss on disposal of assets	1,710	-
Non-cash warrant expense	(5,879)	(296)
Change in fair value of warrants	(5,437)	-
Changes in operating assets and liabilities:
Accounts receivable	(243,640)	(82,821)
Inventories	(2,710,905)	(1,600,088)
Prepaid expenses and other assets	(193,628)	(51,419)
Accounts payable and book overdrafts	2,948,041	2,669,989
Accrued expenses	17,153	(149,810)
Net cash (used in) provided by operating activities	(756,717)	1,095,152

Investing activity:

Purchase of property and equipment	(659,607)	(373,848)
Net cash used in investing activity	(659,607)	(373,848)

Financing activities:

Net borrowings (repayments) under line of credit	1,479,664	(1,148,207)
Decrease (increase) in restricted cash	(81,830)	431,417
Principal payments on capital lease obligations	(4,613)	(4,614)
Proceeds from exercise of stock options	24,103	-
Net cash provided by (used in) financing activities	1,417,324	(721,404)

Net increase (decrease) in cash	1,000	(100)

Cash beginning of period	62,650	61,050

Cash end of period	$63,650	$60,950

Supplemental disclosure of non-cash financing activities:

Conversion of Series B convertible preferred stock to common stock	$-	$520,800

Disposal of property and equipment	$3,360	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 25, 2011
(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

The interim consolidated financial statements as of June 25, 2011 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.  The consolidated balance sheet at December 25, 2010 has been derived from the audited consolidated financial statements at that date.  Operating results for the Company on a quarterly basis may not be indicative of the results for the entire year due, in part, to the seasonality of the party goods industry.  Historically, higher revenues and operating income have been experienced in the second and fourth fiscal quarters, while the Company has generated losses in the first and third quarters.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K, for the year ended December 25, 2010.

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

Concentrations

The Company purchases its inventory from a diverse group of vendors.  Five suppliers accounted for approximately 48.0% of the Company’s purchases of merchandise for the six months ended June 25, 2011, but the Company does not believe that it is overly dependent upon any single source for its merchandise, often using more than one vendor for similar kinds of products.  The Company entered into a Supply Agreement with its largest supplier, Amscan, Inc. (“Amscan”) on August 7, 2006. Beginning with calendar year 2008, the Supply Agreement requires the Company to purchase on an annual basis merchandise equal to the total number of stores open, excluding temporary stores, during such calendar year, multiplied by $180,000.  The Supply Agreement provides for penalties in the event the Company fails to attain the annual purchase commitment that would require the Company to pay the difference between the purchases for that year and the annual purchase commitment for that year.  Under the terms of the Supply Agreement, the annual purchase commitment for any individual year can be reduced for orders placed by the Company but not filled within a specified time period by the supplier.  The Company’s purchases for 2009 fell short of the required annual commitment by approximately $368,000.  The supplier agreed to allow the Company to roll over any shortfall for the year 2009 into future years’ requirements. The Company’s purchases in 2010 exceeded the minimum purchase requirements for that year in addition to the 2009 shortfall.  The Company is not aware of any reason that would prevent it from meeting the minimum purchase requirements during the remaining term of the Supply Agreement, which was extended until December 31, 2013 from the original expiration date of December 31, 2012.  In addition, on December 30, 2010, the Company agreed with Party City Corporation (“Party City”), an affiliate of Amscan, to take over one Party City leased location in Manchester, Connecticut on March 1, 2011.  As part of the store takeover, the Company entered into an amendment to that certain Asset Purchase Agreement dated August 7, 2006 with Party City to extend the term of the non-compete provisions with Party City and its affiliates contained in the Asset Purchase Agreement from August 7, 2011 until December 31, 2013 and to include the Manchester, Connecticut location as part of the restricted area in the non-compete provisions.

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

Cash and Restricted Cash

The Company uses controlled disbursement banking arrangements as part of its cash management program.  Outstanding checks, which were included in accounts payable and book overdrafts, totaled $1,242,214 at June 25, 2011 and $180,055 at December 25, 2010.

Restricted cash represents funds on deposit established for the benefit of and under the control of Wells Fargo Bank, National Association (successor by merger to Wells Fargo Retail Finance, LLC) (“Wells Fargo”), the Company’s lender under its line of credit, and constitutes collateral for amounts outstanding under this line.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments.  The fair value of borrowings under the Company’s line of credit approximates the carrying value because the debt bears interest at a variable market rate.  The fair value of the capital lease obligations approximates the carrying value.  The fair value at June 25, 2011 of the warrants issued in 2006 was determined by using the Black-Scholes model (implied volatility of 74%, risk free rate of 0.02% and expected life of 0.22 years) after considering a probability weighted scenario in which the warrant exercise price adjustment scenario was deemed remote.  The fair value of the warrants issued in 2008 was also determined by using the Black-Scholes model (volatility of 85%, risk free rate of 0.35% and expected life of 1.68 years).

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

The following table sets forth the computation of net income (loss) per basic and diluted share available to common stockholders:

	For the three months ended		For the six months ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Common shares	$26,845	$465,397	$(1,467,658)	$(717,650)
Convertible preferred Series B-F	16,408	302,087	-	-
Net income (loss)	$43,253	$767,484	$(1,467,658)	$(717,650)

Net income (loss) per share
Basic	$0.00	$0.02	$(0.06)	$(0.03)
Diluted	$0.00	$0.02	$(0.06)	$(0.03)

Weighted-average shares outstanding:
Common shares - basic	24,392,486	23,177,342	24,355,975	22,987,994
Common share equivalents of Series B-F convertible preferred stock	14,909,288	15,044,289	-	-
If - converted weighted-average shares outstanding	39,301,774	38,221,631	24,355,975	22,987,994

Common share equivalents of "in the money" stock options	603,630	1,306,483	-	-
Common share equivalents of "in the money" warrants	-	-	-	-
Diluted weighted-average shares outstanding	39,905,404	39,528,114	24,355,975	22,987,994

The common share equivalents of “out of the money” stock options and warrants which were excluded from the computation of net income per diluted share available to common stockholders were 5,584,016 and 2,183,334 in the second quarter of 2011 and 3,822,247 and 2,183,334 in the second quarter of 2010, respectively.

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

The stock-based compensation expense recognized by the Company was:

	For the three months ended		For the six months ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Stock-based compensation expense	$67,398	$71,774	$112,070	$112,529

Stock-based compensation expense is included in general and administrative expense and had no impact on cash flow from operations and cash flow from financing activities for the three months ended June 25, 2011 or June 26, 2010 or for the six month periods then ended.

On May 27, 2009, the Company’s stockholders approved a new equity incentive plan entitled the 2009 Stock Incentive Plan (the “2009 Plan”).  The Company no longer grants equity awards under its former equity incentive plan,  the Amended and Restated 1998 Incentive and Nonqualified Stock Option Plan (the “1998 Plan” and with the 2009 Plan, the “Plans”).

Under the Company’s Plans, options to acquire shares of common stock may be granted to officers, directors, key employees and consultants.  Under the 2009 Plan, the exercise price for qualified incentive options and non-qualified options cannot be less than the fair market value of the stock on the grant date, as determined by the Company’s Board of Directors. In addition, under the 2009 Plan, other stock-based and performance awards may be granted to officers, directors, key employees and consultants, including stock appreciation rights, restricted stock, and restricted stock units. Under the Plans, a combined total of 11,000,000 shares of common stock or other stock based awards may be granted.  To date, the Company has only issued options for shares under its Plans, which have been granted to employees, directors and consultants of the Company at fair market value at the date of grant.  Of the options that have been issued, options for 1,548,751 shares have been exercised and options for 7,707,810 shares remain outstanding at June 25, 2011.  Generally, employee options become exercisable over periods of up to four years, and expire ten years from the date of grant.

At the annual Board of Directors meetings following the Company’s annual stockholders meetings, the Company granted options to its key employees, including its CEO and CFO, and independent directors as follows: (i) 817,100 options for the purchase of shares of common stock on June 10, 2011 at an exercise price of $0.28 per share, and (ii) 502,320 options for the purchase of shares of common stock on June 2, 2010 at an exercise price of $0.30 per share. Also, the Company granted options for the purchase of an aggregate of 165,000 shares of common stock to key employees on March 11, 2010 at an exercise price of $0.41 per share. The fair value using the Black-Scholes option pricing model of the options granted on June 10, 2011 was $0.23 per share, $0.25 per share for the options granted on June 2, 2010, and $0.34 per share for the options granted on March 11, 2010. The exercise prices for each of the option grants made in 2010 and 2011 was equal to the grant date closing price of the Company’s common stock as reported on the NYSE Amex.

On April 1, 2010, in accordance with the related provisions of new employment contracts executed as of that date, options to purchase 720,000 shares of common stock granted on May 27, 2009 to the Company’s Chief Executive Officer and Senior Vice President – Merchandising and Marketing were accelerated and became fully vested.  The acceleration of the options resulted in immediate recognition of expense in the amount of $48,204. In addition, on July 1, 2010, the Company granted options for the purchase of 675,000 shares of common stock to these two executives, pursuant to their new employment contracts, at an exercise price of $0.27 per share.  One third of each of these executives’ options vested on July 1, 2010, the grant date, with the remaining options vesting as to one third on each of the next two grant date anniversaries.  The fair value using the Black-Scholes option pricing model of the July 1, 2010 executive options were $0.22 per share.

The weighted average fair value of the options at the date of the grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended		For the six months ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Risk-free interest rate	0.76%	2.14%	0.76%	2.21%
Expected volatility	114.23%	107.93%	114.23%	107.92%
Weighted average expected life (in years)	5.27	6.25	5.27	6.25
Expected dividends	0.00%	0.00%	0.00%	0.00%

A summary of the Company's stock options is as follows:

	Number	Weighted				Average
	of	Average				Remaining	Aggregate
	Stock	Exercise	Price			Life	Intrinsic
	Options	Price	Range			(Years)	Value
Outstanding - December 25, 2010	9,023,357	$0.38	$0.07	-	$1.33
Granted	817,100	0.28	0.28	-	0.28
Expired/forfeited	(2,029,397)	$0.25	$0.20	-	$0.69
Exercised	(103,250)	$0.24	$0.20	-	$0.25
Outstanding - June 25, 2011	7,707,810	$0.41	$0.07	-	$1.33	5.2	$202,447

Exercisable - June 25, 2011	5,920,557	$0.45	$0.07	-	$1.33	4.8	$167,447

Available for grant - June 25, 2011	1,743,439

The following table summarizes information for options outstanding and exercisable at June 25, 2011:

			Outstanding			Exercisable
				Weighted
			Number	Average	Weighted	Number	Weighted
			of	Remaining	Average	of	Average
			Stock	Life	Exercise	Stock	Exercise
Price Range			Options	(Years)	Price	Options	Price
$0.07	-	$0.20	1,308,860	7.7	$0.11	1,098,863	$0.11
0.21	-	0.30	2,322,320	6.1	0.28	858,509	0.28
0.31	-	0.50	2,269,422	4.6	0.39	2,155,977	0.39
0.51	-	1.00	1,768,908	3.1	0.81	1,768,908	0.81
1.01	-	1.33	38,300	2.4	1.13	38,300	1.13
Total			7,707,810	5.2	$0.41	5,920,557	$0.45

The remaining unrecognized stock-based compensation expense related to unvested awards at June 25, 2011 was $340,503 and the period of time over which this expense will be recognized is 3.07 years.

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

The first non-compete agreement, from Party City and its affiliates, originally covered Massachusetts, Maine, New Hampshire, Vermont, Rhode Island, and Windsor and New London counties in Connecticut, and was to expire in 2011.  This non-compete agreement had an original estimated life of 60 months. On December 30, 2010, the Company executed an agreement with Party City to take over its leased location in Manchester, Connecticut.  Under that agreement, the term of the earlier non-compete agreement was extended to December 31, 2013 and the non-compete area was amended to include a three mile radius around the Manchester, Connecticut store.  The other non-compete agreement was acquired in connection with the Company’s purchase in January 2008 of the two party supply stores in Lincoln and Warwick, Rhode Island described above. This non-compete agreement covers Rhode Island for five years from the date of closing and within a certain distance from the Company’s stores in the rest of New England for three years. The second non-compete agreement has an estimated life of 60 months. Both non-compete agreements are subject to certain terms and conditions in their respective acquisition agreements.
The occupancy valuations relate to acquired retail store leases for stores in Peabody, Massachusetts (estimated life of 90 months), Lincoln, Rhode Island (estimated life of 79 months) and Warwick, Rhode Island (estimated life of 96 months).

Intangible assets as of June 25, 2011 and December 25, 2010 were:

	June 25, 2011	December 25, 2010
Non-compete agreements	$2,358,540	$2,358,540
Occupancy valuations	944,716	944,716
Other	157,855	157,855

Intangible assets	3,461,111	3,461,111

Less: accumulated amortization	(2,685,039)	(2,526,634)

Intangible assets, net	$776,072	$934,477

Amortization expense for these intangible assets was:

	For the three months ended		For the six months ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Amortization expense	$79,202	$168,027	$158,405	$336,054

Non-compete agreements are amortized based on the pattern of their expected cash flow benefits over the terms of the agreements. As a consequence of the December 30, 2010 amendment of the Party City non-compete agreement, the remaining unamortized asset associated with that agreement will be amortized over its remaining term, as amended. Occupancy valuations are amortized on a straight line basis over the terms of the related leases ranging from 79 to 96 months. The non-compete agreement amortization expense is included in general and administrative expense on the Consolidated Statements of Operations.  The occupancy valuation amortization expense is included in cost of products sold and occupancy costs.

Future amortization expense related to these intangible assets as of June 25, 2011 is:

Year	Amount
2011	$149,172
2012	320,541
2013	208,761
2014	59,848
2015	37,750
Total	$776,072

Accounting for the Impairment of Long-Lived Assets

The Company reviews each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  The Company’s review considers store operating results, future sales growth and cash flows.  As of June 25, 2011, the Company has not identified any indicators of impairment based on its review of each of its stores’ operations and, accordingly, does not believe that any of its remaining long-lived assets are impaired.

Note Payable

On August 7, 2006, the Company acquired a Party City retail party goods store in Peabody, Massachusetts and received a five-year non-competition covenant from Party City, for aggregate consideration of $2,450,000, payable by a subordinated note in the principal amount of $600,000, which is the Party City Note (the “Party City Note”), and $1,850,000 in cash.  The promissory note to Party City (the “Party City Note”) matured on August 6, 2010, at which time the Company paid the full principal amount of $600,000 plus all accrued interest.

Line of Credit

On July 1, 2009, the Company and its wholly-owned subsidiary, iParty Retail Stores Corp., as borrowers (together, the “Borrowers”), and Wells Fargo, as administrative agent, collateral agent, swing line lender and lender, entered into a Second Amended and Restated Credit Agreement (the “Agreement”).

The Agreement amended and restated the previous revolving credit facility with Wells Fargo, continued the revolving line of credit with Wells Fargo in the amount of up to $12,500,000 and extended the maturity date of the revolving line of credit for three years to July 2, 2012.  In addition, the Agreement included an option whereby the Borrowers could increase the revolving line of credit up to a maximum level of $15,000,000, at any time until July 2, 2011, which the Company did not exercise. The amount of credit that is available from time to time under the Agreement is determined as a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be required by Wells Fargo.

Borrowings under the Agreement will generally accrue interest at a margin ranging from 3.00% to 3.50% (determined according to the average daily excess availability during the fiscal quarter immediately preceding the adjustment date) over, at the Borrowers’ election, either the London Interbank Offered Rate (“LIBOR”) or a base rate determined by Wells Fargo from time to time.  The credit facility also provides for letters of credit and includes an unused line fee of 0.5% on the unused portion of the revolving credit line.

The obligations of the Borrowers under the Agreement and the other loan documents are secured by a lien on substantially all of the personal property of the Borrowers.

The Agreement has financial covenants that are limited to minimum availability and capital expenditures and contains a number of restrictive covenants, such as incurrence, payment or entry into certain indebtedness, liens, investments, acquisitions, mergers, dispositions and dividends. The Agreement contains events of default customary for credit facilities of this type.  Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to Wells Fargo, the obligations under the Agreement may be accelerated, outstanding letters of credit may be required to be cash collateralized and the lenders may exercise remedies to collect the balance due, including to foreclose on the collateral.  Should the Agreement be prepaid or the maturity accelerated for any reason, the Borrowers would be responsible for an early termination fee in the amount of 0.50% of the revolving credit facility ceiling for the remainder of the term.

The line includes a financial covenant requiring the Company to maintain a minimum availability under the line of 7.50% of the credit limit.  At the current credit limit of $12,500,000, the minimum availability is $937,500.  The Agreement also has a covenant that requires the Company to limit its capital expenditures to within 110% of those amounts included in its business plan, which may be updated from time to time.  For the six months ended June 25, 2011 and for the year ended December 25, 2010, the Company was in compliance with all debt covenants.  The line generally prohibits the payment of any dividends or other distributions to any of the Company’s classes of capital stock.

The amounts outstanding under the line as of June 25, 2011 and December 25, 2010 were $4,581,877 and $3,102,213, respectively.  The interest rate on these borrowings was 5.2% at June 25, 2011 and 6.3% at December 25, 2010.  The outstanding balances under the line are classified as current liabilities in the accompanying consolidated balance sheets since the Company is required to apply daily lock box receipts to reduce the amount outstanding.  At June 25, 2011, the Company had $4,939,802 of additional availability under the line.

Stockholders’ Equity

During the six months ended June 25, 2011, 103,250 shares of common stock were issued upon the exercise of stock options, and there were no exercises of warrants or conversions of Series B convertible preferred stock.

Fair Value Measurements

The Company follows the provisions of ASC 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also describes three levels of inputs that may be used to measure the fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – observable inputs other than quoted prices in active markets for identical assets or liabilities

Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions

The only assets and liabilities subject to fair value measurement standards at June 25, 2011 and December 25, 2010 are cash and restricted cash which are based on Level 1 inputs and the warrant liability which is based on Level 2 inputs.

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

Certain statements in this Quarterly Report on Form 10-Q, particularly statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of  the Securities Exchange Act of 1934, as amended.  The words “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  Forward-looking statements included in this Quarterly Report on Form 10-Q or hereafter included in our other publicly available documents filed with the Securities and Exchange Commission (“SEC”), reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements.  Such future results are based upon our best estimates based upon current conditions and the most recent results of operations.  Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this Quarterly Report on Form 10-Q.  These include, but are not limited to, those described below under the heading “Factors That May Affect Future Results” and in our most recently filed Annual Report on Form 10-K for the fiscal year ended December 25, 2010 and our other periodic reports filed with the SEC. We assume no obligation to update these forward looking statements contained in this report, whether as a result of new information, future events or otherwise.

Overview

We are a party goods retailer operating stores throughout New England, where 48 of our 53 retail stores are located, and in Florida in addition to an online e-commerce site.  We believe we are a leading brand in the party industry in the retail markets we serve and a leading resource in those markets for consumers seeking party goods, party planning advice and information.

Our 53 retail stores are located predominantly in New England with 8 stores in Connecticut, 6 in New Hampshire, 3 in Rhode Island, 3 in Maine, 1 in Vermont, and 27 in Massachusetts.  We also operate 5 stores in Florida. In July 2011, we re-launched our newly redesigned e-commerce site with a full assortment of costume and related merchandise for purchase and shipping via the internet.  We also use our internet site to highlight the changing store product assortment and feature sales flyers, promotions and coupons to increase customer visits to our retail stores.

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

We lease our properties, typically for 10 years and usually with options from our landlords to renew our leases for an additional 5 or 10 years.

The following table shows the number of stores in operation (not including temporary stores):

	For the six months ended
	June 25, 2011	June 26, 2010
Beginning of period	52	51
Openings / Acquisitions	1	-
Closings	-	-
End of period	53	51

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

Second Quarter Summary

For the second quarter of 2011, our consolidated revenues were $19.6 million, compared to $20.1 million for the second quarter of 2010. The decrease in second quarter revenues from the year-ago period included a 5.6% decrease in comparable store sales (sales from stores open more than one year). The decrease in consolidated revenue was primarily due to the decrease in sales from novelty wrist bands, which experienced a brief period of strong popularity in the spring and summer of 2011, that were not replaced by another novelty item or popular licensed goods in 2011, and the effect on the business from the slow economic recovery and spike in gas prices during the first half of 2011. Partially offsetting the lack of replacement sales were increased sales from our new stores in the South Bay Center, Boston, and in Manchester, Connecticut and improved performance in some of our seasonal categories.  Consolidated gross profit margin was 39.7% for the second quarter of 2011 compared to a margin of 40.7% for the same period in 2010. The lower gross profit margin was primarily due to decreased leveraging of occupancy costs based on the decline in same store sales, which was partly offset by increased product selling margins. The consolidated net profit for the second quarter of 2011 was $43 thousand, or $0.00 per share, compared to $767 thousand, or $0.02 per share, for the second quarter of 2010.

Acquisition and Growth Strategy

Our growth strategy for 2011 and beyond includes expanding and targeting the temporary Halloween store aspect of our business, opening new stores, relocating or consolidating existing stores, reviewing potential acquisition of other entities, and developing our e-commerce site.  In March 2011, we took over Party City’s Manchester, Connecticut store. In addition, we anticipate opening up to eleven temporary Halloween stores in 2011. Any determination whether to open a new or temporary store or make an acquisition is based upon a variety of factors, including, without limitation, the purchase price and other financial terms of the transaction, our liquidity and ability to finance the transaction, the business prospects, geographical location and the extent to which any new or temporary store or acquisition would enhance our business.

We did not complete any acquisitions in 2010, although we did open eleven temporary Halloween stores and one new store during the fourth quarter of that year.

Results of Operations

Fiscal year 2011 has 53 weeks and ends on December 31, 2011.  Fiscal year 2010 had 52 weeks and ended on December 25, 2010.

The second quarter of fiscal year 2011 had 13 weeks and ended on June 25, 2011.  The second quarter of fiscal year 2010 had 13 weeks and ended on June 26, 2010.

Three Months Ended June 25, 2011 Compared to Three Months Ended June 26, 2010

Revenues

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.  Our consolidated revenues for the second quarter of fiscal 2011 were $19,617,207, a decrease of $447,625, or 2.2% from the second quarter of the prior fiscal year. The decrease was primarily due to decreased sales transactions in our comparable stores in the second quarter of 2011 compared to the second quarter of 2010, driven largely by the decrease in sales of $806,500 related to novelty wrist bands in 2011 compared to 2010. This decrease was partly offset by additional sales in our new stores in South Bay Center, Boston and in Manchester, Connecticut and improved sales in some of our seasonal categories.

	For the three months ended
	June 25, 2011	June 26, 2010
Revenues	$19,617,207	$20,064,832

Increase (decrease) in revenues	-2.2%	2.5%

 Comparable store sales for the quarter decreased by 5.6% compared to the prior year’s period. The decrease in comparable store sales was primarily the result of a significant decrease in sales of novelty wrist bands, as discussed above.

Cost of products sold and occupancy costs

Cost of products sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores.  Our cost of products sold and occupancy costs for the second quarter of fiscal 2011 were $11,819,894, or 60.3% of revenues, a decrease of $84,034, and an increase of 1.0 percentage points as a percentage of revenues, from the second quarter of the prior fiscal year.

	For the three months ended
	June 25, 2011	June 26, 2010
Cost of products sold and occupancy costs	$11,819,894	$11,903,928

Percentage of revenues	60.3%	59.3%

 As a percentage of revenues, cost of products sold and occupancy costs increased due to decreased leveraging in the second quarter of 2011 of occupancy costs against the decreased same store sales. The decreased leveraging was partly offset by an improvement in product selling margin in the second quarter of 2011 compared to the second quarter of 2010.

Marketing and sales expense

Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  Our consolidated marketing and sales expense for the second quarter of fiscal 2011 was $5,960,011, or 30.4% of revenues, an increase of $373,450 and an increase of 2.6 percentage points, as a percentage of revenues, from the second quarter of the prior fiscal year. The increase in marketing and sales expense was primarily due to the increase in payroll costs resulting from the additional stores in 2011 compared to 2010 and from increased promotional activities.

	For the three months ended
	June 25, 2011	June 26, 2010
Marketing and sales	$5,960,011	$5,586,561

Percentage of revenues	30.4%	27.8%

As a percentage of revenues, the increase in marketing and sales expense was primarily due to lower same store sales that decreased leveraging of payroll and advertising expenses in the second quarter of 2011 compared to the second quarter of 2010, and to a lesser extent due to slightly higher payroll costs.

General and administrative expense

General and administrative (“G&A”) expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  Our consolidated G&A expense for the second quarter of fiscal 2011 was flat at $1,726,609, or 8.8% of revenues, an increase of 0.2 percentage points, as a percentage of revenues, from the second quarter of the prior fiscal year.

	For the three months ended
	June 25, 2011	June 26, 2010
General and administrative	$1,726,609	$1,735,314

Percentage of revenues	8.8%	8.6%

The increase in general and administrative expense as a percentage of revenues from the second quarter of the prior fiscal year was primarily due to decreased leveraging of those expenses against lower same store sales in the second quarter of 2011 compared to the second quarter of 2010.

Operating income

Our operating income for the second quarter of fiscal 2011 was $110,693, or 0.6% of revenues, as compared to $839,029, or 4.2% of revenues for the second quarter of the prior fiscal year.

Interest expense

Our interest expense in the second quarter of fiscal 2011 was $81,937, an increase of $10,374 from the second quarter of the prior fiscal year.  The increase in the second quarter of fiscal 2011 as compared to the prior period was primarily due to higher average debt balances in the second quarter 2011 compared to the same period in 2010.

Income taxes

We have not provided for income taxes for the second quarter of fiscal 2011 or fiscal 2010 due to the availability of net operating loss (NOL) carryforwards to eliminate federal taxable income on an annual basis, and to the likelihood that additional reductions in our deferred tax asset valuation allowance in 2011 will offset expected levels of state tax expense. No benefit has been recognized with respect to current losses or NOL carryforwards in these periods due to the uncertainty of future taxable income beyond 2011, the assessment of which depends largely on our operating results during our fourth quarter.  We continue to believe we will be able to realize the deferred tax asset of $571,517 based on estimated 2011 taxable income.

At the end of 2010, we had estimated net operating loss carryforwards of approximately $16.4 million, which begin to expire in 2019.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards may be subject to annual limitations based upon certain ownership changes of our stock that may have occurred or that may occur.

Net income

Our net income in the second quarter of fiscal 2011 was $43,253, or $0.00 per basic and diluted share, compared to a $767,484, or $0.02 per basic and diluted share, in the second quarter of the prior fiscal year.

Six months Ended June 25, 2011 Compared to Six months Ended June 26, 2010

Revenues

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.  Our consolidated revenues for the first six months of fiscal 2011 were $34,709,335, a decrease of $191,876, or 0.5% from the first six months of the prior fiscal year. The decrease was primarily due to decreased sales transactions in our comparable stores in the first six months of 2011 compared to the first six months of 2010, driven largely by the decrease in sales from novelty wrist bands in 2011 compared to 2010. This decrease was partly offset by additional sales in our new stores in South Bay Center, Boston and in Manchester, Connecticut.

	For the six months ended
	June 25, 2011	June 26, 2010
Revenues	$34,709,335	$34,901,211

Increase (decrease) in revenues	-0.5%	2.2%

 Comparable store sales for the six months decreased by 3.7% as compared to the prior year period.

Cost of products sold and occupancy costs

Cost of products sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores.  Our cost of products sold and occupancy costs for the first six months of fiscal 2011 were $21,420,765, or 61.7% of revenues, a decrease of $17,932 from the first six months of the prior fiscal year.

	For the six months ended
	June 25, 2011	June 26, 2010
Cost of products sold and occupancy costs	$21,420,765	$21,438,697

Percentage of revenues	61.7%	61.4%

 As a percentage of revenues, cost of products sold and occupancy costs were 0.3 percentage points higher in the first six months of 2011 compared to the first six months of 2010, mainly due to decreased leveraging of relatively flat occupancy costs against the decrease in same store sales. The effect of this leveraging shortfall was partly offset by better product selling margins.

Marketing and sales expense

Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  Our consolidated marketing and sales expense for the first six months of fiscal 2011 was $11,096,753, or 32.0% of revenues, an increase of $573,425 or 1.8 percentage points, as a percentage of revenues, from the first six months of the prior fiscal year.

	For the six months ended
	June 25, 2011	June 26, 2010
Marketing and sales	$11,096,753	$10,523,328

Percentage of revenues	32.0%	30.2%

As a percentage of revenues, the increase in marketing and sales expense was substantially due to decreased leveraging of payroll and other store costs against the decrease in same store sales for the period, and to a lesser extent due to slightly higher payroll costs.

General and administrative expense

General and administrative (“G&A”) expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  Our consolidated G&A expense for the first six months of fiscal 2011 was $3,509,810, or 10.1% of revenues, a decrease of $9,318 from the first six months of the prior fiscal year.

	For the six months ended
	June 25, 2011	June 26, 2010
General and administrative	$3,509,810	$3,519,128

Percentage of revenues	10.1%	10.1%

The slight decrease in general and administrative expense was primarily due to a decrease in amortization cost for our non-compete agreement with Party City of approximately $178 thousand, and by a decrease in executive incentive bonus expense of approximately $87 thousand, substantially offset by increases in payroll and other administrative expenses in the first six months of 2011 compared to the six months of 2010.

Operating loss

Our operating loss for the first six months of fiscal 2011 was $1,317,993, or 3.8% of revenues, as compared to an operating loss of $579,942, or 1.7% of revenues for the first six months of the prior fiscal year.

Interest expense

Our interest expense in the first six months of fiscal 2011 was $155,142, an increase of $17,400 from the first six months of the prior fiscal year.  The increase in the first six months of fiscal 2011 as compared to the prior period was primarily due to higher average debt balances in the first six months of 2011 compared to the same period in 2010.

Income taxes

We have not provided for income taxes for the first six months of fiscal 2011or fiscal 2010 due to losses in the six month period ended June 25, 2011 and in the six month period ended June 26, 2010 and the availability of net operating loss (NOL) carryforwards to eliminate federal taxable income on an annual basis. No benefit has been recognized with respect to current losses or NOL carryforwards in these periods due to the uncertainty of future taxable income beyond 2011, the assessment of which depends largely on our operating results during our fourth quarter.  We continue to believe we will be able to realize the deferred tax asset of $571,517 based on estimated 2011 taxable income.

At the end of 2010, we had estimated federal net operating loss carryforwards of approximately $16.4 million, which begin to expire in 2019.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards may be subject to annual limitations based upon certain ownership changes of our stock that may have occurred or that may occur.

Net loss

Our net loss in the first six months of fiscal 2011 was $1,467,658, or $0.06 per basic and diluted share, compared to a net loss of $717,650, or $0.03 per basic and diluted share, in the first six months of the prior fiscal year.

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

Our prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, improve our infrastructure, respond to economic conditions, and meet contractual commitments.  Based on our current operating plan, we believe that anticipated revenues from operations and borrowings available under our line of credit will be sufficient to fund our operations, working capital requirements and capital expenditures through the next twelve months.  In the event that our operating plan changes due to changes in our strategic plans, lower-than-expected revenues, unanticipated expenses, increased competition, unfavorable economic conditions, declines in consumer confidence and spending, or other unforeseen circumstances, our liquidity may be negatively impacted.  If so, we could be required to adjust our expenditures to conserve working capital or raise additional capital, possibly including debt or equity financing to fund operations and our business strategy.  Given the current state of the debt and equity markets and our existing capital structure, this could be difficult and expensive, and we might not be able to do so on terms acceptable to us.

Line of Credit

On July 1, 2009, we entered into a Second Amended and Restated Credit Agreement (the “line”) with Wells Fargo Retail Finance, LLC (now Wells Fargo Bank, National Association) (“Wells Fargo”), which amended and restated the previous revolving credit facility with Wells Fargo.  The line is a three year commitment maturing on July 2, 2012, with a revolving line of credit in the amount of up to $12,500,000.  The line included an option whereby we could increase the revolving line of credit up to a maximum level of $15,000,000 at any time prior to July 2, 2011. We did not exercise this option. The amount of credit that is available from time to time under the Agreement is determined as a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, reduced by certain reserve amounts that may be required by Wells Fargo.

Borrowings under the line generally accrue interest at a margin ranging from 3.00% to 3.50% (determined according to the average daily excess availability during the fiscal quarter immediately preceding the adjustment date) over, at our election, either the London Interbank Offered Rate (“LIBOR”) or a base rate determined by Wells Fargo from time to time.  The line also provides for letters of credit for up to a sublimit of $2 million to be used in connection with inventory purchases and includes an unused line fee on the unused portion of the revolving credit line. The line also provided for a closing fee of $125,000, which was paid to Wells Fargo at closing.  Our obligations under the line continue to be secured by a lien on substantially all of our personal property.

Our inventory consists of party supplies which are valued at the lower of weighted-average cost or market, which approximates FIFO (first-in, first-out) and are reduced or increased by adjustments including vendor rebates and discounts and freight costs.  Our line of credit availability calculation allows us to borrow against “acceptable inventory at cost”, which is based on our inventory at cost and applies adjustments that our lender has approved, which may be different than adjustments we use for valuing our inventory in our financial statements, such as the adjustment to reserve for inventory shortage.  The amount of “acceptable inventory at cost” was approximately $17,810,239 at June 25, 2011.

Our accounts receivable consist primarily of credit card receivables and vendor rebates receivable.  Our line of credit availability calculation allows us to borrow against “eligible credit card receivables”, which are the credit card receivables for the previous two to three days of business.  The amount of “eligible credit card receivables” was approximately $380,274 at June 25, 2011.

Our total borrowing base is determined by adding the “acceptable inventory at cost” times an agreed upon advance rate, which is seasonally adjusted by month, plus the “eligible credit card receivables” times an agreed upon advance rate but not to exceed our established credit limit, of $12,500,000, further reduced by (1) a minimum availability block, (2) customer deposits, (3) gift certificates, (4) merchandise credits and (5) outstanding letters of credit. The amounts outstanding under our line were $4,581,877 at June 25, 2011 and $3,102,213 at December 25, 2010, an increase of $1,479,664. Our additional availability was $4,939,802 at June 25, 2011 and $3,672,581 at December 25, 2010.

The outstanding balances under our line are classified as current liabilities in the accompanying consolidated balance sheets because we are required to apply daily lock-box receipts to reduce the amount outstanding.

The line has financial covenants that are limited to minimum availability and capital expenditures and contains various restrictive covenants, such as incurrence, payment or entry into certain indebtedness, liens, investments, acquisitions, mergers, dispositions and dividends.  Under the line, we are required to maintain a minimum availability of 7.5% of the credit limit and to limit our capital expenditures to within 110% of those amounts included in our business plan, which may be updated from time to time.  At June 25, 2011, we were in compliance with these financial covenants.

The line contains events of default customary for credit facilities of this type.  Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to Wells Fargo, the obligations under the line may be accelerated, outstanding letters of credit may be required to be cash collateralized and the lenders may exercise remedies to collect the balance due, including to foreclose on the collateral.  Should the line be prepaid or the maturity accelerated during the remaining term for any reason, we would be responsible for an early termination fee in the amount of 0.50% of the revolving credit facility, or $62,500.

Supply Agreement with Amscan

Our Supply Agreement with Amscan gives us the right to receive more favorable pricing terms over the term of the agreement than generally were available to us under our previous terms with Amscan.  In exchange, the Supply Agreement obligates us to purchase increased levels of merchandise from Amscan.  Beginning with calendar year 2008, the Supply Agreement requires us to purchase on an annual basis merchandise equal to the total number of our stores, excluding temporary stores, open during such calendar year, multiplied by $180,000. On December 30, 2010, we amended our Supply Agreement with Amscan to extend it until December 31, 2013 from the original expiration date of December 31, 2012.

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

Operating, Investing and Financing Activities

Our operating activities used $756,717 during the six months ended June 25, 2011 compared to providing $1,095,152 during the six months ended June 26, 2010, an increase in cash used of $1,851,869.  The increase in cash used in operating activities was primarily due to an increase in net loss and a greater increase in inventory in the first half of 2011 compared to the first half of 2010, due in part to the addition of two new stores and early purchases of Halloween inventory as we prepare for the upcoming Halloween season.

We used $695,607 in investing activity during the first six months of 2011 compared to $321,759 during the first six months of 2010, an increase of $373,848.  The cash invested in 2011 was primarily for fixtures and equipment for our new Manchester, Connecticut store as well as existing store improvements.  The cash invested in 2010 was primarily due to the new store opening in Boston, Massachusetts, point of sale register updates in our retail stores and other store improvements.

Financing activities provided $1,417,324 during the first six months of 2011 compared to using $721,404 during the first six months of 2010, an increase of $2,138,728.  The increase was primarily due to increased net borrowings on the line of credit during the first half of 2011 compared to the first half of 2010, during which we reduced our borrowings under the line.

Contractual Obligations

Contractual obligations at June 25, 2011 were as follows:

	Payments Due By Period
		Within	Within
	Within	2 - 3	4 - 5	After
	1 Year	Years	Years	5 Years	Total
Line of credit	$4,588,852	$-	$-	$-	$4,588,852
Capital lease obligations	11,400	-	-	-	11,400
Supply agreement	8,778,479	14,040,000	-	-	22,818,479
Operating leases (including retail space leases)	9,657,106	15,888,920	10,087,726	10,486,727	46,120,479
Total contractual obligations	$23,035,837	$29,928,920	$10,087,726	$10,486,727	$73,539,210

In addition, at June 25, 2011, we had outstanding purchase orders totaling approximately $8,889,160 for the acquisition of inventory and non-inventory items that were scheduled for delivery after June 25, 2011.

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

Geographic Concentration

As of June 25, 2011, we operated a total of 53 stores, 48 of which are located in New England and 5 of which are located in Florida. As a result, a severe or prolonged regional recession or regional changes in demographics, employment levels, population, weather patterns, real estate market conditions, consumer confidence and spending patterns or other factors specific to the New England region or in Florida may adversely affect us more than a company that is more geographically diverse.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangement that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that is material to investors.

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

The first non-compete agreement, from Party City and its affiliates, covers Massachusetts, Maine, New Hampshire, Vermont, Rhode Island, and Windsor and New London counties in Connecticut.  This non-compete agreement had an original estimated life of 60 months. The expiration date of this non-compete agreement was extended from August 7, 2011 to December 31, 2013 in conjunction with our agreement with Party City to take over their location in Manchester, Connecticut. In addition, the restricted trade area under the non-compete agreement was amended to include the trade area around the Manchester, Connecticut location.

The other non-compete agreement was acquired in connection with our  purchase in January 2008 of two franchised party supply stores in Lincoln and Warwick, Rhode Island.  The acquired Rhode Island stores had been operated as Party City franchise stores, and were converted to iParty stores immediately following the closing. The second non-compete agreement covers Rhode Island for five years from the date of closing. The second non-compete agreement has an estimated life of 60 months. Both non-compete agreements are subject to certain terms and conditions in their respective acquisition agreements.

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

Impairment of Long-Lived Assets

In connection with our ongoing long-lived asset assessment, we perform a review of each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  Our review considers store operating results, future sales growth and cash flows.  The conclusion regarding impairment may differ from current estimates if underlying assumptions or business strategies change.  We are not aware of any impairment indicators for any of our remaining stores at June 25, 2011.

Income Taxes

Historically, we have not recognized an income tax benefit for our losses. Accordingly, we record a valuation allowance against our deferred tax assets because of the uncertainty of future taxable income and the realizability of the deferred tax assets.  In determining if a valuation allowance against our deferred tax asset is appropriate, we consider both positive and negative evidence.  The positive evidence that we considered included (1) we were profitable in four of the last six years, including 2010, 2009, 2007 and 2006, (2) we have achieved positive comparable store sales growth for six out of the last eight years, (3) we were able to significantly reduce store and headquarters operating expenses in 2009, and (4) we were able to use federal net operating loss deductions in each tax year from 2002 through 2009, and expect to do so for tax year 2010.  The negative evidence that we considered included (1) we realized a net loss in 2005 and 2008, (2) our merchandise margins decreased in five of the last six years, including 2010, 2009, 2008, 2006 and 2005, (3) our future profitability is vulnerable to certain risks, including (a) the risk that we may not be able to generate significant taxable income to fully utilize our net operating loss carryforwards of approximately $16.4 million at December 25, 2010, (b) the risk of unseasonable weather and other factors in a single geographic region, New England, where our stores are concentrated, (c) the risk of being so dependent upon a single season, Halloween, for a significant amount of annual sales and profitability and (d) the risk of fluctuating prices for petroleum products, which are a key raw material for much of our merchandise and which affect our freight costs and those of our suppliers and affect our customers’ spending levels and patterns, (4) the risk that costs of opening or acquiring new stores will put pressure on our profit margins until these stores reach maturity, (5) the expected increasing costs of  regulatory compliance  which will likely have a negative impact on our profitability, and (6) the risk a renewed slowdown or continued slow recovery in the U.S economy could dampen or reduce discretionary spending or cause a shift in consumer discretionary spending to other products.

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

New Accounting Pronouncements

No new accounting pronouncements were issued during the quarter ended June 25, 2011 that are expected to have a material impact on our financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our market risk exposure since the filing of our Annual Report on Form 10-K for the period ended December 25, 2010, which was filed with the SEC on March 24, 2011.

Item 4.  Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer and the Chief Financial Officer of iParty (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 25, 2011, the end of the fiscal quarter to which this report relates, that iParty's disclosure controls and procedures: are effective to ensure that information required to be disclosed by iParty in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by iParty in such reports is accumulated and communicated to iParty's management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.  iParty’s disclosure controls and procedures were designed to provide a reasonable level of assurance of reaching iParty’s disclosure requirements and are effective in reaching that level of assurance.

(b)   Changes in Internal Controls.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended June 25, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity and Securities and Use of Proceeds

Not applicable

Item 3.     Defaults upon Senior Securities

Not applicable

Item 4.    (Removed and Reserved)

Item 5.    Other Information

On August 8, 2011, the Company and Mr. Robertson, the Company’s chief financial officer, amended his employment offer letter to provide that if Mr. Robertson terminates his employment with the Company for good reason, which is defined as a material breach of the Company’s obligations under the offer letter that is not cured within the applicable time period, then Mr. Robertson will be entitled to receive six months of severance to be paid in accordance with the Company’s normal payroll practices and the continuation of his health benefits for such six month period.

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
David Robertson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 9, 2011

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

Ex. 10.1	Compensation Arrangements with Independent Directors*
Ex. 10.2	Written Summary of Renewed One Year Part time Consulting Arrangement with Mr. Vassalluzzo*
Ex. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
Ex. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
Ex. 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
Ex. 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Ex. 101.INS	XBRL Instance Document**
Ex. 101.SCH	XBRL Taxonomy Extension Schema Document**
Ex. 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
Ex. 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
Ex. 101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
Ex. 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*Management contract or compensatory plan or arrangement.
**In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. (101) to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended.