Form 10-Q
period 2011-09-24
IPARTY CORP
filed 2011-11-08
CIK 1078383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended September 24, 2011

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

As of October 27, 2011, there were 24,408,594 shares of common stock, $.001 par value, outstanding.

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements
iPARTY CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)
	Sept 24, 2011	Dec 25, 2010
ASSETS
Current assets:
Cash	$74,650	$62,650
Restricted cash	597,287	616,742
Accounts receivable	929,528	626,181
Inventories	21,486,972	14,950,933
Prepaid expenses and other assets	473,267	253,749
Deferred income tax asset	95,163	95,163
Total current assets	23,656,867	16,605,418
Property and equipment, net	2,907,002	3,000,798
Intangible assets, net	700,562	934,477
Other assets	223,974	264,179
Deferred income tax asset	476,354	476,354
Total assets	$27,964,759	$21,281,226

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and book overdrafts	$10,544,820	$4,572,147
Accrued expenses	2,475,238	2,254,049
Warrant liability	-	10,000
Current portion of capital lease obligations	6,921	9,228
Borrowings under line of credit	7,751,550	3,102,213
Total current liabilities	20,778,529	9,947,637

Long-term liabilities:
Capital lease obligations, net of current portion	-	4,613
Deferred rent	1,504,226	1,517,157
Total long-term liabilities	1,504,226	1,521,770

Commitments and contingencies

Stockholders' equity:
Convertible preferred stock - $.001 par value; 10,000,000 shares authorized,
Series B convertible preferred stock - 1,150,000 shares authorized; 420,408 and 421,218 shares issued and outstanding, respectively at September 24, 2011 and December 25, 2010
(aggregate liquidation value of $8,408,160 at September 24, 2011)	6,255,671	6,267,724
Series C convertible preferred stock - 100,000 shares authorized, issued and outstanding
(aggregate liquidation value of $2,000,000 at September 24, 2011)	1,492,000	1,492,000
Series D convertible preferred stock - 250,000 shares authorized, issued and outstanding
(aggregate liquidation value of $5,000,000 at September 24, 2011)	3,652,500	3,652,500
Series E convertible preferred stock - 533,333 shares authorized; 296,666 shares issued
and outstanding (aggregate liquidation value of $1,112,497 at September 24, 2011)	1,112,497	1,112,497
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding
(aggregate liquidation value of $500,000 at September 24, 2011)	500,000	500,000
Total convertible preferred stock	13,012,668	13,024,721

Common stock - $.001 par value; 150,000,000 shares authorized; 24,408,594 and 24,294,493
shares issued and outstanding at September 24, 2011 and December 25, 2010, respectively	24,409	24,294

Additional paid-in capital	52,940,746	52,760,302
Accumulated deficit	(60,295,819)	(55,997,498)
Total stockholders' equity	5,682,004	9,811,819
Total liabilities and stockholders' equity	$27,964,759	$21,281,226

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the nine months ended
	Sept 24, 2011	Sept 25, 2010	Sept 24, 2011	Sept 25, 2010
Revenues	$16,462,631	$16,898,251	$51,171,966	$51,799,462
Operating costs:
Cost of products sold and occupancy costs	10,813,669	10,676,032	32,234,434	32,114,729
Marketing and sales	6,329,882	6,371,234	17,426,635	16,894,562
General and administrative	1,667,689	1,726,532	5,177,499	5,245,660
Flood loss	393,036	-	393,036	-

Operating loss	(2,741,645)	(1,875,547)	(4,059,638)	(2,455,489)

Change in fair value of warrant liability	4,563	-	10,000	-
Interest income	16	12	56	46
Interest expense	(93,597)	(70,338)	(248,739)	(208,080)
Loss before income taxes	(2,830,663)	(1,945,873)	(4,298,321)	(2,663,523)

Income taxes	-	-	-	-

Net loss	$(2,830,663)	$(1,945,873)	$(4,298,321)	$(2,663,523)

Loss per share:
Basic and diluted	$(0.12)	$(0.08)	$(0.18)	$(0.12)

Weighted-average shares outstanding:
Basic and diluted	24,408,594	23,267,507	24,378,188	23,081,165

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended
	Sept 24, 2011	Sept 25, 2010
Operating activities:

Net loss	$(4,298,321)	$(2,663,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	898,672	818,489
Amortization	297,858	568,025
Deferred rent	(12,931)	(17,926)
Non-cash stock-based compensation expense	151,576	206,711
Loss on disposal of assets	34,432	-
Non-cash warrant expense	(7,173)	(1,925)
Change in fair value of warrants	(10,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(303,347)	(241,665)
Inventories	(6,536,039)	(7,461,483)
Prepaid expenses and other assets	(243,256)	(216,050)
Accounts payable and book overdrafts	5,972,673	7,595,689
Accrued expenses	221,189	(63,423)
Net cash used in operating activities	(3,834,667)	(1,477,081)

Investing activity:

Purchase of property and equipment	(839,308)	(985,920)
Net cash used in investing activity	(839,308)	(985,920)

Financing activities:

Net borrowings under line of credit	4,649,337	2,602,482
Principal payments on notes payable	-	(600,000)
Decrease in restricted cash	19,455	479,340
Principal payments on capital lease obligations	(6,920)	(6,921)
Proceeds from exercise of stock options	24,103	-
Net cash provided by financing activities	4,685,975	2,474,901

Net increase in cash	12,000	11,900

Cash beginning of period	62,650	61,050

Cash end of period	$74,650	$72,950

Supplemental disclosure of non-cash financing activities:

Conversion of Series B convertible preferred stock to common stock	$12,053	$520,800

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 24, 2011
(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

The interim consolidated financial statements as of September 24, 2011 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.  The consolidated balance sheet at December 25, 2010 has been derived from the audited consolidated financial statements at that date.  Operating results for the Company on a quarterly basis may not be indicative of the results for the entire year due, in part, to the seasonality of the party goods industry.  Historically, higher revenues and operating income have been experienced in the second and fourth fiscal quarters, while the Company has generated losses in the first and third quarters.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K, for the year ended December 25, 2010.

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

Concentrations

The Company purchases its inventory from a diverse group of vendors.  Seven suppliers accounted for approximately 49.8% of the Company’s purchases of merchandise for the nine months ended September 24, 2011, but the Company does not believe that it is overly dependent upon any single source for its merchandise, often using more than one vendor for similar kinds of products.  The Company entered into a Supply Agreement with its largest supplier, Amscan, Inc. (“Amscan”) on August 7, 2006. Beginning with calendar year 2008, the Supply Agreement requires the Company to purchase on an annual basis merchandise equal to the total number of stores open, excluding temporary stores, during such calendar year, multiplied by $180,000.  The Supply Agreement provides for penalties in the event the Company fails to attain the annual purchase commitment that would require the Company to pay the difference between the purchases for that year and the annual purchase commitment for that year.  Under the terms of the Supply Agreement, the annual purchase commitment for any individual year can be reduced for orders placed by the Company but not filled within a specified time period by the supplier.  The Company’s purchases for 2009 fell short of the required annual commitment by approximately $368,000.  The supplier agreed to allow the Company to roll over any shortfall for the year 2009 into future years’ requirements. The Company’s purchases in 2010 exceeded the minimum purchase requirements for that year in addition to the 2009 shortfall.  The Company is not aware of any reason that would prevent it from meeting the minimum purchase requirements during the remaining term of the Supply Agreement, which was extended until December 31, 2013 from the original expiration date of December 31, 2012.  In addition, on December 30, 2010, the Company agreed with Party City Corporation (“Party City”), an affiliate of Amscan, to take over one Party City leased location in Manchester, Connecticut on March 1, 2011.  As part of the store takeover, the Company entered into an amendment to that certain Asset Purchase Agreement dated August 7, 2006 with Party City to extend the term of the non-compete provisions with Party City and its affiliates contained in the Asset Purchase Agreement from August 7, 2011 until December 31, 2013 and to include the Manchester, Connecticut location as part of the restricted area in the non-compete provisions.

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

Cash and Restricted Cash

The Company uses controlled disbursement banking arrangements as part of its cash management program.  Outstanding checks, which were included in accounts payable and book overdrafts, totaled $1,221,702 at September 24, 2011 and $180,055 at December 25, 2010.

Restricted cash represents funds on deposit established for the benefit of and under the control of Wells Fargo Bank, National Association (successor by merger to Wells Fargo Retail Finance, LLC) (“Wells Fargo”), the Company’s lender under its line of credit, and constitutes collateral for amounts outstanding under this line.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments.  The fair value of borrowings under the Company’s line of credit approximates the carrying value because the debt bears interest at a variable market rate.  The fair value of the capital lease obligations approximates the carrying value.  The fair value at December 25, 2010 of the warrants issued in 2006 was determined by using the Black-Scholes model (implied volatility of 40%, risk free rate of 0.2388% and expected life of 0.7233 years) after considering a probability weighted scenario in which the warrant exercise price adjustment scenario was deemed remote.  These warrants expired on September 15, 2011. The fair value at September 24, 2011 of the warrants issued in 2008 was determined by using the Black-Scholes model (implied volatility of 80%, risk free rate of 0.23% and expected life of 1.43 years).

Inventories

Inventories consist of party supplies and are valued at the lower of moving weighted-average cost or market which approximates FIFO (first-in, first-out).  The Company records vendor rebates, discounts and certain other adjustments to inventories, including freight costs, and these amounts are recognized in the income statement as the related goods are sold.

Net  Loss per Share

Net loss per basic share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding.  The common share equivalents of Series B-F preferred stock are required to be included in the calculation of net loss per basic share in accordance with Accounting Standards Codification (ASC) 260-10-45, Earnings Per Share – Other Presentation Matters. Since the preferred stockholders are entitled to participate in dividends when and if declared by the Board of Directors on the same basis as if the shares of Series B-F preferred stock were converted to common stock, the application of ASC 260-10-45 has no effect on the amount of net income per basic share of common stock.  For periods with net losses, the Company does not allocate losses to Series B-F preferred stock.

Net income (loss) per diluted share under ASC 260-10-45 is computed by dividing net income (loss) by the weighted-average number of common shares outstanding plus, if dilutive, the common share equivalents of Series B-F preferred stock on an as if-converted basis, plus the common share equivalents of the “in the money” stock options and warrants as computed by the treasury method.  For the periods with net losses, the Company excludes those common share equivalents since their impact would be anti-dilutive.

The following table sets forth the computation of net loss per basic and diluted share available to common stockholders:

	For the three months ended		For the nine months ended
	Sept 24, 2011	Sept 25, 2010	Sept 24, 2011	Sept 25, 2010
Common shares	$(2,830,663)	$(1,945,873)	$(4,298,321)	$(2,663,523)
Convertible preferred Series B-F	-	-	-	-
Net loss	$(2,830,663)	$(1,945,873)	$(4,298,321)	$(2,663,523)

Net loss per share
Basic and diluted	$(0.12)	$(0.08)	$(0.18)	$(0.12)

Weighted-average shares outstanding:
Common shares - basic	24,408,594	23,267,507	24,378,188	23,081,165
Common share equivalents of Series B-F convertible preferred stock	-	-	-	-
If - converted weighted-average shares outstanding	24,408,594	23,267,507	24,378,188	23,081,165

The common stock equivalents of Series B-F preferred stock calculated on an if converted basis totaled 14,847,891 and 14,891,744 shares for the three months ended and 14,934,797 and 15,135,195 shares for the nine months ended September 24, 2011 and September 25, 2010, respectively. These share amounts have been excluded from net loss per share since their impact would have been anti-dilutive.

The common share equivalents of “out of the money” stock options and warrants which were also excluded from the computation of net loss per diluted share available to common stockholders were 5,544,605 and 1,488,889  in the third quarter of 2011 and 4,595,365 and 2,183,334 in the third quarter of 2010, respectively. The common share equivalents of “out of the money” stock options and warrants which were excluded from the computation of net loss per diluted share available to common stockholders were 5,750,805 and 2,114,653 for the nine months ended September 24, 2011 and 4,256,847 and 2,183,334 for the nine months ended September 25, 2010, respectively.

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

The stock-based compensation expense recognized by the Company was:

	For the three months ended		For the nine months ended
	Sept 24, 2011	Sept 25, 2010	Sept 24, 2011	Sept 25, 2010
Stock-based compensation expense	$39,506	$94,182	$151,576	$206,711

Stock-based compensation expense is included in general and administrative expense and had no impact on cash flow from operations and cash flow from financing activities for the three months ended September 24, 2011 or September 25, 2010 or for the nine month periods then ended.

On May 27, 2009, the Company’s stockholders approved a new equity incentive plan entitled the 2009 Stock Incentive Plan (the “2009 Plan”).  The Company no longer grants equity awards under its former equity incentive plan,  the Amended and Restated 1998 Incentive and Nonqualified Stock Option Plan (the “1998 Plan” and with the 2009 Plan, the “Plans”).

Under the Company’s Plans, options to acquire shares of common stock may be granted to officers, directors, key employees and consultants.  Under the 2009 Plan, the exercise price for qualified incentive options and non-qualified options cannot be less than the fair market value of the stock on the grant date, as determined by the Company’s Board of Directors. In addition, under the 2009 Plan, other stock-based and performance awards may be granted to officers, directors, key employees and consultants, including stock appreciation rights, restricted stock, and restricted stock units. Under the Plans, a combined total of 11,000,000 shares of common stock or other stock based awards may be granted.  To date, the Company has only issued options for shares under its Plans, which have been granted to employees, directors and consultants of the Company at fair market value at the date of grant.  Of the options that have been issued, options for 1,548,751 shares have been exercised and options for 7,571,510 shares remain outstanding at September 24, 2011.  Generally, employee options become exercisable over periods of up to four years, and expire ten years from the date of grant.

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

On April 1, 2010, in accordance with the related provisions of new employment contracts executed as of that date, options to purchase 720,000 shares of common stock granted on May 27, 2009 to the Company’s Chief Executive Officer and Senior Vice President – Merchandising and Marketing were accelerated and became fully vested.  The acceleration of the options resulted in immediate recognition of expense in the amount of $48,204. In addition, on July 1, 2010, the Company granted options for the purchase of 675,000 shares of common stock to these two executives, pursuant to their new employment contracts, at an exercise price of $0.27 per share.  One third of each of these executives’ options vested on July 1, 2010, the grant date, with the remaining options vesting as to one third on each of the next two grant date anniversaries.  The fair value using the Black-Scholes option pricing model of the July 1, 2010 executive options was $0.22 per share.

The weighted average fair value of the options at the date of the grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended		For the nine months ended
	Sept 24, 2011	Sept 25, 2010	Sept 24, 2011	Sept 25, 2010
Risk-free interest rate	N/A	1.80%	0.76%	2.00%
Expected volatility	N/A	110.39%	114.23%	109.16%
Weighted average expected life (in years)	N/A	5.75	5.27	6.00
Expected dividends	N/A	0.00%	0.00%	0.00%

A summary of the Company's stock options is as follows:

						Weighted
	Number	Weighted				Average
	of	Average				Remaining	Aggregate
	Stock	Exercise	Price			Life	Intrinsic
	Options	Price	Range			(Years)	Value
Outstanding - December 25, 2010	9,023,357	$0.38	$0.07	-	$1.33
Granted	817,100	0.28	0.28	-	0.28
Expired/forfeited	(2,165,697)	0.26	0.20	-	1.33
Exercised	(103,250)	0.24	0.20	-	0.25
Outstanding - September 24, 2011	7,571,510	$0.41	$0.07	-	$1.33	5.1	$71,280

Exercisable - September 24, 2011	6,126,942	$0.44	$0.07	-	$1.33	4.9	$59,171

Available for grant - September 24, 2011	1,879,739

The following table summarizes information for options outstanding and exercisable at September 24, 2011:

			Outstanding			Exercisable
				Weighted
			Number	Average	Weighted	Number	Weighted
			of	Remaining	Average	of	Average
			Stock	Life	Exercise	Stock	Exercise
Price Range			Options	(Years)	Price	Options	Price
$0.07	-	$0.20	1,308,860	7.4	$0.11	1,126,676	$0.11
0.21	-	0.30	2,191,320	6.2	0.28	1,032,076	0.28
0.31	-	0.50	2,269,422	4.3	0.39	2,166,282	0.39
0.51	-	1.00	1,764,908	2.8	0.81	1,764,908	0.81
1.01	-	1.33	37,000	2.3	1.12	37,000	1.12
Total			7,571,510	5.1	$0.41	6,126,942	$0.44

The remaining unrecognized stock-based compensation expense related to unvested awards at September 24, 2011 was $299,303 and the period of time over which this expense will be recognized is 3.71 years.

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

The first non-compete agreement, from Party City and its affiliates, originally covered Massachusetts, Maine, New Hampshire, Vermont, Rhode Island, and Windsor and New London counties in Connecticut, and was to expire in 2011.  This non-compete agreement had an original estimated life of 60 months. On December 30, 2010, the Company executed an agreement with Party City to take over its leased location in Manchester, Connecticut.  Under that agreement, the term of the earlier non-compete agreement was extended to December 31, 2013 and the non-compete area was amended to include a three mile radius around the Manchester, Connecticut store.  The other non-compete agreement was acquired in connection with the Company’s purchase in January 2008 of the two party supply stores in Lincoln and Warwick, Rhode Island described above. This non-compete agreement covers Rhode Island for five years from the date of closing and within a certain distance from the Company’s stores in the rest of New England for three years. The New England non-compete under this agreement has expired. The second non-compete agreement has an estimated life of 60 months. Both non-compete agreements are subject to certain terms and conditions in their respective acquisition agreements.

The occupancy valuations relate to acquired retail store leases for stores in Peabody, Massachusetts (estimated life of 90 months), Lincoln, Rhode Island (estimated life of 79 months) and Warwick, Rhode Island (estimated life of 96 months).

Intangible assets as of September 24, 2011 and December 25, 2010 were:

	September 24, 2011	December 25, 2010
Non-compete agreements	$2,358,540	$2,358,540
Occupancy valuations	944,716	944,716
Other	157,855	157,855

Intangible assets	3,461,111	3,461,111

Less: accumulated amortization	(2,760,549)	(2,526,634)

Intangible assets, net	$700,562	$934,477

Amortization expense for these intangible assets was:

	For the three months ended		For the nine months ended
	Sept 24, 2011	Sept 25, 2010	Sept 24, 2011	Sept 25, 2010
Amortization expense	$75,509	$168,027	$233,914	$504,081

Non-compete agreements are amortized based on the pattern of their expected cash flow benefits over the terms of the agreements. As a consequence of the December 30, 2010 amendment of the Party City non-compete agreement, the remaining unamortized asset associated with that agreement is being amortized over its remaining term, as amended. Occupancy valuations are amortized on a straight line basis over the terms of the related leases ranging from 79 to 96 months. The non-compete agreement amortization expense is included in general and administrative expense on the Consolidated Statements of Operations.  The occupancy valuation amortization expense is included in cost of products sold and occupancy costs.

Future amortization expense related to these intangible assets as of September 24, 2011 is:

Year	Amount
2011	$73,662
2012	320,541
2013	208,761
2014	59,848
2015	37,750
Total	$700,562

Accounting for the Impairment of Long-Lived Assets

The Company reviews each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  The Company’s review considers store operating results, future sales growth and cash flows.  As of September 24, 2011, the Company has not identified any indicators of impairment based on its review of each of its stores’ operations and, accordingly, does not believe that any of its remaining long-lived assets are impaired.

Note Payable

On August 7, 2006, the Company acquired a Party City retail party goods store in Peabody, Massachusetts and received a five-year non-competition covenant from Party City, for aggregate consideration of $2,450,000, payable by a subordinated note in the principal amount of $600,000, which is the Party City Note (the “Party City Note”), and $1,850,000 in cash.  The Party City Note matured on August 6, 2010, at which time the Company paid the full principal amount of $600,000 plus all accrued interest.

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

Borrowings under the Agreement generally accrue interest at a margin ranging from 3.00% to 3.50% (determined according to the average daily excess availability during the fiscal quarter immediately preceding the adjustment date) over, at the Borrowers’ election, either the London Interbank Offered Rate (“LIBOR”) or a base rate determined by Wells Fargo from time to time.  The credit facility also provides for letters of credit and included an unused line fee of 0.50% on the unused portion of the revolving credit line.

The obligations of the Borrowers under the Agreement and the other loan documents are secured by a lien on substantially all of the personal property of the Borrowers.

The Agreement has financial covenants that are limited to minimum availability and capital expenditures and contains a number of restrictive covenants, such as incurrence, payment or entry into certain indebtedness, liens, investments, acquisitions, mergers, dispositions and dividends. The Agreement contains events of default customary for credit facilities of this type.  Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to Wells Fargo, the obligations under the Agreement may be accelerated, outstanding letters of credit may be required to be cash collateralized and the lenders may exercise remedies to collect the balance due, including to foreclose on the collateral.  The Agreement includes an early termination fee in the amount of 0.50% of the revolving credit facility ceiling.

The line includes a financial covenant requiring the Company to maintain a minimum availability under the line of 7.50% of the credit limit.  At the current credit limit of $12,500,000, the minimum availability is $937,500.  The Agreement also has a covenant that requires the Company to limit its capital expenditures to within 110% of those amounts included in its business plan, which may be updated from time to time.  For the nine months ended September 24, 2011 and for the year ended December 25, 2010, the Company was in compliance with all debt covenants.  The line generally prohibits the payment of any dividends or other distributions to any of the Company’s classes of capital stock.

The amounts outstanding under the line as of September 24, 2011 and December 25, 2010 were $7,751,550 and $3,102,213, respectively.  The interest rate on these borrowings was 5.3% at September 24, 2011 and 6.3% at December 25, 2010.  The outstanding balances under the line are classified as current liabilities in the accompanying consolidated balance sheets since the Company is required to apply daily lock box receipts to reduce the amount outstanding.  At September 24, 2011, the Company had $3,621,231 of additional availability under the line.

On October 14, 2011, after the close of the time period to which these statements relate, the Company and Wells Fargo amended the Agreement, which is more fully described under Note 3, Subsequent Events below.

Stockholders’ Equity

During the nine months ended September 24, 2011, 103,250 shares of common stock were issued upon the exercise of stock options, and 10,851 shares of common stock were issued upon the conversion of Series B convertible preferred stock. There were no exercises of warrants.

Upon the expiration of the Highbridge Warrant on August 15, 2011, the conversion prices of the Series B, C, and D convertible preferred stock were recomputed to reflect the reversal of  the anti-dilution adjustment calculated at the warrant’s issuance in 2006.  As a result, the outstanding shares of these three series of preferred stock are now convertible into approximately 385,514 fewer shares of common stock.  The expiration of the Highbridge Warrant had no impact on the Series E or F convertible preferred stock or any of the other outstanding warrants.

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – observable inputs other than quoted prices in active markets for identical assets or liabilities

Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions

The only assets and liabilities subject to fair value measurement standards at September 24, 2011 and December 25, 2010 are cash and restricted cash which are based on Level 1 inputs and the warrant liability which is based on Level 2 inputs.

2.	FLOOD LOSS

The Company suffered a casualty loss at its West Lebanon, New Hampshire store on August 28, 2011 due to severe flooding of the Connecticut River, caused by Tropical Storm Irene. Inventory in the amount of $246,413 was destroyed, the majority of the inventory in the store at the time of the flood.  The Company incurred another $146,623 in restoration and recovery expenses.  The loss was not covered by insurance. The Company closed the store pending repairs and plans to reopen the store in early 2012.

3.	SUBSEQUENT EVENTS

Shareholder Rights Agreement

On October 7, 2011, the Board of Directors of the Company adopted a new shareholder rights plan (the “Rights Agreement”). The Rights Agreement will replace the Company’s existing shareholder rights plan (“Existing Rights Plan”), which is scheduled to expire on November 9, 2011. Pursuant to the terms and subject to the conditions of the Rights Agreement, the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.001 per share (the “Common Stock”) and each outstanding share of preferred stock, par value $.001 (the “Preferred Stock”, and together with the Common Stock, the “Capital Stock”), on a fully diluted basis. The dividend is payable on November 9, 2011 to the stockholders of record at the close of business on November 9, 2011 (the “Record Date”).  The Rights will be exercisable only if a person or group acquires 10% or more of the Company’s voting stock or announces a tender offer, consummation of which would result in ownership by a person or group of 15% or more of the Company’s voting stock, subject to certain exceptions.  Each Right will initially entitle shareholders to buy one one-hundredth of a share of a new series of preferred stock, designated as the Series H Junior Preferred Stock, at an initial exercise price of $2.00 per one one-hundredth of a share, subject to adjustment.  In addition, upon the occurrence of certain events, holders of the Rights will be entitled to purchase either the Company’s stock or shares in an “acquiring entity” at half of market value.

The Series H Junior Preferred Stock purchasable upon exercise of the Rights will not be redeemable and, unless otherwise provided in connection with the creation of a subsequent series of preferred stock, subordinate to any other series of the Company's existing preferred stock. Each share of Series H Junior Preferred Stock will be entitled, when, as and if declared, to an amount equal to 100 times the payment made per share of Common Stock.  In the event of liquidation, dissolution or winding up of the Company, the holders of the Series H Junior Preferred Stock will be entitled to receive the greater of (i) $2.00 per one one-hundredth of a share or (ii) 100 times the payment made per share of Common Stock.  Each share of Series H Junior Preferred Stock will have 100 votes, voting together with the Common Stock.  In the event of any merger, consolidation or other transaction in which outstanding shares of Common Stock are converted or exchanged, each share of Series H Junior Preferred Stock will be entitled to receive 100 times the amount received per share of Common Stock. These Rights are protected by customary anti-dilution provisions.

Wells Fargo Line of Credit Amendment

On October 14, 2011, the Company and its wholly-owned subsidiary, iParty Retail Stores Corp., as borrowers (together, the “Borrowers”), and Wells Fargo, as administrative agent, collateral agent, swing line lender and lender, entered into the First Amendment to the Second Amended and Restated Credit Agreement (the “Amendment”).

The Amendment continues the revolving credit facility (the “Facility”) in the amount of up to $12,500,000 and extends the maturity date of the Facility to October 14, 2016.  The Facility also allows the Company to increase the Facility up to a maximum level of $15,000,000.  The amount of credit that is available from time to time under the Facility continues to be determined as a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be required by Wells Fargo.

The Amendment also includes a number of improved terms to the Facility, including lower interest rates, higher advance rates during part of the Company’s fiscal year, and reduced reserves against eligible inventory. The Facility also continues to provide for letters of credit and includes an unused line fee on the unused portion of the revolving credit line. The Amendment eliminated the early termination fee.

iParty’s obligations under the Facility, as amended, continue to be secured by a lien on substantially all of the personal property of iParty and its wholly owned subsidiary.

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

Overview

We are a party goods retailer operating stores throughout New England, where 47 of our 52 retail stores are located, and in Florida in addition to an online e-commerce site.  We believe we are a leading brand in the party industry in the retail markets we serve and a leading resource in those markets for consumers seeking party goods, party planning advice and information.

Our 52 retail stores are located predominantly in New England with 8 stores in Connecticut, 5 in New Hampshire, 3 in Rhode Island, 3 in Maine, 1 in Vermont, and 27 in Massachusetts.  We also operate 5 stores in Florida. In July 2011, we re-launched our newly redesigned e-commerce site with a full assortment of costume and related merchandise for purchase and shipping via the internet.  We also use our internet site to highlight the changing store product assortment and feature sales flyers, promotions and coupons to increase customer visits to our retail stores.

During the 2011 Halloween season, we operated eleven temporary stores, the same number of temporary stores operated during the 2010 Halloween season.  In 2009, we operated four temporary Halloween stores.   In December 2010, we opened a new store in the South Bay Center, Boston, Massachusetts and entered into an agreement to take over an additional store from a competitor in Manchester, Connecticut in the first quarter of 2011, which has now opened.

Our stores range in size from approximately 8,000 square feet to 20,295 square feet and average approximately 10,150 square feet in size.

We lease our properties, typically for 10 years and usually with options from our landlords to renew our leases for an additional 5 or 10 years.

The following table shows the number of stores in operation (not including temporary stores):

	For the nine months ended
	Sept 24, 2011	Sept 25, 2010
Beginning of period	52	51
Openings / Acquisitions	1	-
Closings	(1)	-
End of period	52	51

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

The Company temporarily closed its West Lebanon, New Hampshire store on August 28, 2011 due to damage from severe flooding of the Connecticut River caused by Tropical Storm Irene. The closing of the West Lebanon store is reflected in the table above showing the number of stores in operation. The Company currently intends to repair the flood damage and to reopen the store in early 2012.

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

Third Quarter Summary

For the third quarter of 2011, our consolidated revenues were $16.5 million, compared to $16.9 million for the third quarter of 2010. The decrease in third quarter revenues from the year-ago period included a 5.7% decrease in comparable store sales (sales from stores open more than one year). The decrease in consolidated revenue was primarily driven by a decrease in customer traffic and resulting decrease in sales transactions during the third quarter of 2011. The decrease in customer traffic was partly due to the decrease in sales of novelty wrist bands, which experienced a brief period of strong popularity in the spring and summer of 2010, that were not replaced by another novelty item or popular licensed goods in 2011. These sales decreases were partially offset by increased sales from our new stores in the South Bay Center, Boston, and in Manchester, Connecticut. Consolidated gross profit margin was 34.3% for the third quarter of 2011 compared to a gross profit margin of 36.8% for the same period in 2010. The lower gross profit margin was primarily due to decreased leveraging of occupancy costs based on the decline in same store sales, as well as by decreased product selling margins.  The consolidated net loss for the third quarter of 2011 was $2.8 million, or $0.12 per share, compared to $1.9 million, or $0.08 per share, for the third quarter of 2010.

We suffered a casualty loss at our West Lebanon, New Hampshire store on August 28, 2011 due to severe flooding of the Connecticut River, caused by Tropical Storm Irene.  Inventory in the amount of $246,413 was destroyed, the majority of the inventory in the store at the time of the flood.  We incurred another $146,623 in restoration and recovery expenses.  The loss was not covered by insurance. We have closed the store pending repairs and plan to reopen the store in early 2012.

October Summary

On November 3, 2011, we reported sales results for the calendar month and year, and for the fiscal month and year, ended October 2011. For the thirty-one day calendar month of October 2011, consolidated revenues were $17.6 million, a decrease of 11.1% compared to the same period in 2010. Sales at comparable stores decreased 12.8% for the calendar month compared to the same period in 2010. For the five week fiscal month of October, which ended on October 29th, consolidated revenues decreased by 11.4% compared to the same fiscal month period in 2010. Sales at comparable stores decreased 13.0% for the fiscal month compared to fiscal October 2010.  The decrease in consolidated revenues for the calendar and fiscal months of October 2011 was primarily caused by the early season Nor’easter that disrupted business and closed several of our stores in the most important week of the Halloween selling season.

For the calendar year 2011 through October, consolidated revenues were $67.9 million, a 4.5% decrease compared to the same period in 2010. Sales at comparable stores decreased 7.2% compared to the same calendar year period in 2010. For the forty-four week period through fiscal October 2011, which ended on October 29th, consolidated revenues decreased by 4.1% compared to the same period in 2010. Sales at comparable stores decreased 6.6% for the fiscal year period through October compared to the same fiscal year period in 2010. The decrease in consolidated revenues for the calendar and fiscal years ended October 2011 was primarily caused by the October  Nor’easter and by the decrease in sales related to novelty wrist bands in the first half of our fiscal year 2011 compared to 2010.

Acquisition and Growth Strategy

Our growth strategy for 2011 and beyond includes expanding and targeting the temporary Halloween store aspect of our business, opening new stores, relocating or consolidating existing stores, reviewing potential acquisition of other entities, and developing our e-commerce site.  In March 2011, we took over Party City’s Manchester, Connecticut store. In addition, we opened eleven temporary Halloween stores in 2011. Any determination whether to open a new or temporary store or make an acquisition is based upon a variety of factors, including, without limitation, the purchase price and other financial terms of the transaction, our liquidity and ability to finance the transaction, the business prospects, geographical location and the extent to which any new or temporary store or acquisition would enhance our business.

We did not complete any acquisitions in 2010, although we did open eleven temporary Halloween stores and one new store during the fourth quarter of that year.

Results of Operations

Fiscal year 2011 has 53 weeks and ends on December 31, 2011.  Fiscal year 2010 had 52 weeks and ended on December 25, 2010.

The third quarter of fiscal year 2011 had 13 weeks and ended on September 24, 2011.  The third quarter of fiscal year 2010 had 13 weeks and ended on September 25, 2010.

Three Months Ended September 24, 2011 Compared to Three Months Ended September 25, 2010

Revenues

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale or at the time of shipment for internet sales.  Our consolidated revenues for the third quarter of fiscal 2011 were $16,462,631, a decrease of $435,620, or 2.6% from the third quarter of the prior fiscal year. The decrease was primarily due to decreased sales transactions in our comparable stores in the third quarter of 2011 compared to the third quarter of 2010, driven partly by the decrease in sales of $352,410 related to novelty wrist bands in 2011 compared to 2010.

	For the three months ended
	Sept 24, 2011	Sept 25, 2010
Revenues	$16,462,631	$16,898,251

Increase (decrease) in revenues	(2.6%)	3.0%

Comparable store sales for the quarter decreased by 5.7% compared to the prior year’s period. The decrease in comparable store sales was primarily the result of a significant decrease in sales of novelty wrist bands, as discussed above. The comparable store sales decrease in the third quarter was partly offset by sales from our new stores in the South Bay Center in Boston and in Manchester, Connecticut.

Cost of products sold and occupancy costs

Cost of products sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores.  Our cost of products sold and occupancy costs for the third quarter of fiscal 2011 were $10,813,669, or 65.7% of revenues, an increase of $137,637, and an increase of 2.5 percentage points as a percentage of revenues, from the third quarter of the prior fiscal year.

	For the three months ended
	Sept 24, 2011	Sept 25, 2010
Cost of products sold and occupancy costs	$10,813,669	$10,676,032

Percentage of revenues	65.7%	63.2%

As a percentage of revenues, cost of products sold and occupancy costs increased due to decreased leveraging in the third quarter of 2011 of occupancy costs against the decreased same store sales, combined with a decrease in product selling margins.

Marketing and sales expense

Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  Our consolidated marketing and sales expense for the third quarter of fiscal 2011 was $6,329,882, or 38.5% of revenues, a decrease of $41,352 and an increase of 0.8 percentage points, as a percentage of revenues, from the third quarter of the prior fiscal year. The decrease in marketing and sales expense was primarily due to the decrease in store payroll, signage, fixture and maintenance costs in the third quarter of 2011 compared to the third quarter of 2010.

	For the three months ended
	Sept 24, 2011	Sept 25, 2010
Marketing and sales	$6,329,882	$6,371,234

Percentage of revenues	38.5%	37.7%

As a percentage of revenues, the increase in marketing and sales expense was primarily due to lower same store sales that decreased leveraging of payroll and advertising expenses in the third quarter of 2011 compared to the third quarter of 2010.

General and administrative expense

General and administrative (“G&A”) expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  Our consolidated G&A expense for the third quarter of fiscal 2011 was $1,667,689 or 10.1% of revenues, a decrease of $58,843 or 0.1 percentage points, as a percentage of revenues, from the third quarter of the prior fiscal year.  The decrease in general and administrative expense was primarily due to lower non compete amortization and stock based compensation expense in the third quarter of 2011 compared to the third quarter of 2010.

	For the three months ended
	Sept 24, 2011	Sept 25, 2010
General and administrative	$1,667,689	$1,726,532

Percentage of revenues	10.1%	10.2%

The decrease in general and administrative expense as a percentage of revenues from the third quarter of the prior fiscal year was primarily due to the reduction in the dollar amount of those expenses, as discussed above.

Flood loss

We suffered a casualty loss at our West Lebanon, New Hampshire store on August 28, 2011 due to severe flooding of the Connecticut River, caused by Tropical Storm Irene.  Inventory in the amount of $246,413 was destroyed, the majority of the inventory in the store at the time of the flood.  We incurred another $146,623 in restoration and recovery expenses.  The store is closed during repairs to the store and shopping center, and we plan to reopen the store in early 2012.

Operating loss

Our operating loss for the third quarter of fiscal 2011 was $2,741,645, or 16.7% of revenues, as compared to $1,875,547, or 11.1% of revenues for the third quarter of the prior fiscal year.

Interest expense

Our interest expense in the third quarter of fiscal 2011 was $93,597, an increase of $23,259 from the third quarter of the prior fiscal year.  The increase in the third quarter of fiscal 2011 as compared to the prior period was primarily due to higher average debt balances in the third quarter of 2011 compared to the same period in 2010.

Income taxes

We have not provided for income taxes for the third quarter of fiscal 2011 or fiscal 2010 due to the availability of net operating loss (NOL) carryforwards to eliminate federal taxable income on an annual basis, and uncertainty of state taxable income based on the extent of our operating loss through September 24, 2011. No benefit has been recognized with respect to current losses or NOL carryforwards in these periods due to the uncertainty of future taxable income beyond 2011, the assessment of which depends largely on our operating results during our fourth quarter.  We continue to believe we will be able to realize the deferred tax asset of $571,517 based on estimated 2011 taxable income.

At the end of 2010, we had estimated net operating loss carryforwards of approximately $16.4 million, which begin to expire in 2019.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards may be subject to annual limitations based upon certain ownership changes of our stock that may have occurred or that may occur.

Net loss

Our net loss in the third quarter of fiscal 2011 was $2,830,663, or $0.12 per basic and diluted share, compared to $1,945,873, or $0.08 per basic and diluted share, in the third quarter of the prior fiscal year.

Nine months Ended September 24, 2011 Compared to Nine months Ended September 25, 2010

Revenues

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.  Our consolidated revenues for the first nine months of fiscal 2011 were $51,171,966, a decrease of $627,496, or 1.2% from the first nine months of the prior fiscal year. The decrease was primarily due to decreased sales transactions in our comparable stores in the first nine months of 2011 compared to the first nine months of 2010, driven partly by the decrease in sales from novelty wrist bands in 2011 compared to 2010 in the amount of $1,106,938. This decrease was partly offset by additional sales in our new stores in South Bay Center, Boston and in Manchester, Connecticut.

	For the nine months ended
	Sept 24, 2011	Sept 25, 2010
Revenues	$51,171,966	$51,799,462

Increase (decrease) in revenues	(1.2%)	2.5%

Comparable store sales for the first nine months decreased by 4.4% as compared to the prior year period.

Cost of products sold and occupancy costs

Cost of products sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores.  Our cost of products sold and occupancy costs for the first nine months of fiscal 2011 were $32,234,434, or 63.0% of revenues, an increase of $119,705 from the first nine months of the prior fiscal year.

	For the nine months ended
	Sept 24, 2011	Sept 25, 2010
Cost of products sold and occupancy costs	$32,234,434	$32,114,729

Percentage of revenues	63.0%	62.0%

 As a percentage of revenues, cost of products sold and occupancy costs were 1.0 percentage point higher in the first nine months of 2011 compared to the first nine months of 2010, mainly due to decreased leveraging of occupancy costs against the decrease in same store sales. The effect of this leveraging shortfall was partly offset by better product selling margins.

Marketing and sales expense

Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  Our consolidated marketing and sales expense for the first nine months of fiscal 2011 was $17,426,635, or 34.1% of revenues, an increase of $532,073 or 1.5 percentage points, as a percentage of revenues, from the first nine months of the prior fiscal year.

	For the nine months ended
	Sept 24, 2011	Sept 25, 2010
Marketing and sales	$17,426,635	$16,894,562

Percentage of revenues	34.1%	32.6%

As a percentage of revenues, the increase in marketing and sales expense was substantially due to decreased leveraging of payroll and other store costs against the decrease in same store sales for the period.

General and administrative expense

General and administrative (“G&A”) expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  Our consolidated G&A expense for the first nine months of fiscal 2011 was $5,177,499, or 10.1% of revenues, a decrease of $68,161 from the first nine months of the prior fiscal year.

	For the nine months ended
	Sept 24, 2011	Sept 25, 2010
General and administrative	$5,177,499	$5,245,660

Percentage of revenues	10.1%	10.1%

The slight decrease in general and administrative expense was primarily due to a decrease in amortization cost for our non-compete agreement with Party City of $266,472, and by a decrease in executive incentive bonus expense of $140,365, substantially offset by increases in payroll and other administrative expenses in the first nine months of 2011 compared to the first nine months of 2010.

Flood loss

We suffered a casualty loss at our West Lebanon, New Hampshire store on August 28, 2011 due to severe flooding of the Connecticut River, caused by Tropical Storm Irene.  Inventory in the amount of $246,413 was destroyed, the majority of the inventory in the store at the time of the flood.  We incurred another $146,623 in restoration and recovery expenses.  The store is closed during repairs and we plan to reopen the store in early 2012.

Operating loss

Our operating loss for the first nine months of fiscal 2011 was $4,059,638, or 7.9% of revenues, as compared to an operating loss of $2,455,489, or 4.7% of revenues for the first nine months of the prior fiscal year.

Interest expense

Our interest expense in the first nine months of fiscal 2011 was $248,739, an increase of $40,659 from the first nine months of the prior fiscal year.  The increase in the first nine months of fiscal 2011 as compared to the prior period was primarily due to higher average debt balances in the first nine months of 2011 compared to the same period in 2010.

Income taxes

We have not provided for income taxes for the first nine months of fiscal 2011or fiscal 2010 due to losses in the nine month period ended September 24, 2011 and in the nine month period ended September 25, 2010 and the availability of net operating loss (NOL) carryforwards to eliminate federal taxable income on an annual basis. No benefit has been recognized with respect to current losses or NOL carryforwards in these periods due to the uncertainty of future taxable income beyond 2011, the assessment of which depends largely on our operating results during our fourth quarter.  We continue to believe we will be able to realize the deferred tax asset of $571,517 based on estimated 2011 taxable income.

At the end of 2010, we had estimated federal net operating loss carryforwards of approximately $16.4 million, which begin to expire in 2019.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards may be subject to annual limitations based upon certain ownership changes of our stock that may have occurred or that may occur.

Net loss

Our net loss in the first nine months of fiscal 2011 was $4,298,321, or $0.18 per basic and diluted share, compared to a net loss of $2,663,523, or $0.12 per basic and diluted share, in the first nine months of the prior fiscal year.

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

Our prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, improve our infrastructure, respond to economic conditions, and meet contractual commitments.  Based on our current operating plan, we believe that anticipated revenues from operations and borrowings available under our line of credit will be sufficient to fund our operations, working capital requirements and capital expenditures through the next twelve months.  In the event that our operating plan changes due to changes in our strategic plans, lower-than-expected revenues, unanticipated expenses, increased competition, unfavorable economic conditions, declines in consumer confidence and spending, or other unforeseen circumstances, including the flood loss incurred in the third quarter, our liquidity may be negatively impacted.  If so, we could be required to adjust our expenditures to conserve working capital or raise additional capital, possibly including debt or equity financing to fund operations and our business strategy.  Given the current state of the debt and equity markets and our existing capital structure, this could be difficult and expensive, and we might not be able to do so on terms acceptable to us.

Line of Credit

On July 1, 2009, we entered into a Second Amended and Restated Credit Agreement (the “line”) with Wells Fargo Retail Finance, LLC (now Wells Fargo Bank, National Association) (“Wells Fargo”), which amended and restated the previous revolving credit facility with Wells Fargo.  The line was a three year commitment maturing on July 2, 2012, with a revolving line of credit in the amount of up to $12,500,000 and included an option whereby we could increase the revolving line of credit up to a maximum level of $15,000,000 at any time prior to one year prior to the maturity date. On October 14, 2011, we amended our line to extend the maturity date from July 2, 2012 to October 14, 2016. In addition, the amendment to our line includes a number of improved terms, including lower interest rates, higher advance rates during part of our fiscal year, and reduced reserves against eligible inventory, improving our liquidity.  The amount of credit that is available from time to time under the line is determined as a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, reduced by certain reserve amounts that may be required by Wells Fargo.

Borrowings under the line generally accrued interest at a margin ranging from 3.00% to 3.50% (determined according to the average daily excess availability during the fiscal quarter immediately preceding the adjustment date) over, at our election, either the London Interbank Offered Rate (“LIBOR”) or a base rate determined by Wells Fargo from time to time.  The line as amended provides for interest of .25% above Wells Fargo’s base rate, or 2.00% above LIBOR. The line also provides for letters of credit for up to a sublimit of $2 million to be used in connection with inventory purchases and includes an unused line fee on the unused portion of the revolving credit line. Our obligations under the line continue to be secured by a lien on substantially all of our personal property.

Our inventory consists of party supplies which are valued at the lower of weighted-average cost or market, which approximates FIFO (first-in, first-out) and are reduced or increased by adjustments including vendor rebates and discounts and freight costs.  Our line of credit availability calculation allows us to borrow against “acceptable inventory at cost”, which is based on our inventory at cost and applies adjustments that our lender has approved, which may be different than adjustments we use for valuing our inventory in our financial statements, such as the adjustment to reserve for inventory shortage.  The amount of “acceptable inventory at cost” was approximately $21,492,333 at September 24, 2011.

Our accounts receivable consist primarily of credit card receivables and vendor rebates receivable.  Our line of credit availability calculation allows us to borrow against “eligible credit card receivables”, which are the credit card receivables for the previous two to three days of business.  The amount of “eligible credit card receivables” was approximately $306,542 at September 24, 2011.

Our total borrowing base is determined by adding the “acceptable inventory at cost” times an agreed upon advance rate, which is seasonally adjusted by month, plus the “eligible credit card receivables” times an agreed upon advance rate but not to exceed our established credit limit, of $12,500,000, further reduced by (1) a minimum availability block, (2) customer deposits, (3) gift certificates, (4) merchandise credits and (5) outstanding letters of credit. The amounts outstanding under our line were $7,751,550 at September 24, 2011 and $3,102,213 at December 25, 2010, an increase of $4,649,337. Our additional availability was $3,621,231 at September 24, 2011 and $3,672,581 at December 25, 2010.

The outstanding balances under our line are classified as current liabilities in the accompanying consolidated balance sheets because we are required to apply daily lock-box receipts to reduce the amount outstanding.

The line has financial covenants that are limited to minimum availability and capital expenditures and contains various restrictive covenants, such as incurrence, payment or entry into certain indebtedness, liens, investments, acquisitions, mergers, dispositions and dividends.  Under the line, we are required to maintain a minimum availability of 7.5% of the credit limit and to limit our capital expenditures to within 110% of those amounts included in our business plan, which may be updated from time to time.  At September 24, 2011, we were in compliance with these financial covenants.

The line contains events of default customary for credit facilities of this type.  Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to Wells Fargo, the obligations under the line may be accelerated, outstanding letters of credit may be required to be cash collateralized and the lenders may exercise remedies to collect the balance due, including to foreclose on the collateral.  The line included an early termination fee in the amount of 0.50% of the revolving credit facility, or $62,500. The amendment to the line removed the early termination fee.

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

The Supply Agreement provides for penalties in the event we fail to attain the annual purchase commitment that would require us to pay Amscan the difference between the purchases for that year and the annual purchase commitment for that year. Under the terms of the Supply Agreement, the annual purchase commitment for any individual year can be reduced for orders placed by us but not filled by the supplier. Our purchases for 2009 fell short of the annual commitment by approximately $368,000, which unfilled commitment was rolled into the remaining term of the Supply Agreement. Our purchases for 2010 exceeded the minimum purchase amount commitments plus the 2009 shortfall of $368,000.  We are not aware of any reason that would prevent us from meeting the minimum purchase requirements for the remainder of the term of the Supply Agreement.  Although we do not expect to incur any penalties under this Supply Agreement, if they were to occur, there could be a material adverse effect on our uses and sources of cash.

Operating, Investing and Financing Activities

Our operating activities used $3,834,667 during the nine months ended September 24, 2011 compared to using $1,477,081 during the nine months ended September 25, 2010, an increase in cash used of $2,357,586.  The increase in cash used in operating activities was primarily due to an increase in net loss for the nine months ended September 24, 2011 compared to the net loss for the same period in 2010.

We used $839,308 in investing activity during the first nine months of 2011 compared to $985,920 during the first nine months of 2010, a decrease of $146,612.  The cash invested in 2011 was primarily for fixtures and equipment for our new Manchester, Connecticut store, network infrastructure and point of sale register upgrades as well as existing store improvements.  The cash invested in 2010 was primarily due to the new store opening in Boston, Massachusetts, the opening of eleven temporary Halloween stores, point of sale register updates in our retail stores and other store improvements.

Financing activities provided $4,685,975 during the first nine months of 2011 compared to providing $2,474,901 during the first nine months of 2010, an increase of $2,211,074.  The increase was primarily due to increased net borrowings on the line of credit during the first nine months of 2011 compared to the first nine months of 2010.

Contractual Obligations

Contractual obligations at September 24, 2011 were as follows:

	Payments Due By Period
		Within	Within
	Within	2 - 3	4 - 5	After
	1 Year	Years	Years	5 Years	Total
Line of credit	$7,751,550	$-	$-	$-	$7,751,550
Capital lease obligations	8,550	-	-	-	8,550
Supply agreement	8,968,685	11,700,000	-	-	20,668,685
Operating leases (including retail space leases)	9,759,722	15,601,456	9,638,262	9,649,001	44,648,441
Total contractual obligations	$26,488,507	$27,301,456	$9,638,262	$9,649,001	$73,077,226

In addition, at September 24, 2011, we had outstanding purchase orders totaling approximately $4,516,101 for the acquisition of inventory and non-inventory items that were scheduled for delivery after September 24, 2011.

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

Geographic Concentration

As of September 24, 2011, we operated a total of 52 stores, 47 of which are located in New England and 5 of which are located in Florida. As a result, a severe or prolonged regional recession or regional changes in demographics, employment levels, population, weather patterns, real estate market conditions, consumer confidence and spending patterns or other factors specific to the New England region or in Florida may adversely affect us more than a company that is more geographically diverse.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that is material to investors.

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

Impairment of Long-Lived Assets

In connection with our ongoing long-lived asset assessment, we perform a review of each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  Our review considers store operating results, future sales growth and cash flows.  The conclusion regarding impairment may differ from current estimates if underlying assumptions or business strategies change.  We are not aware of any impairment indicators for any of our remaining stores at September 24, 2011.

Income Taxes

Historically, we have not recognized an income tax benefit for our losses. Accordingly, we record a valuation allowance against a substantial portion of our deferred tax assets because of the uncertainty of future taxable income and the realizability of the deferred tax assets.  In determining if a valuation allowance against our deferred tax asset is appropriate, we consider both positive and negative evidence.  The positive evidence that we considered included (1) we were profitable in four of the last six years, including 2010, 2009, 2007 and 2006, (2) we have achieved positive comparable store sales growth for six out of the last eight years, (3) we were able to significantly reduce store and headquarters operating expenses in 2009, and (4) we were able to use federal net operating loss deductions in each tax year from 2002 through 2010.  The negative evidence that we considered included (1) we realized a net loss in 2005 and 2008, (2) our merchandise margins decreased in five of the last six years, including 2010, 2009, 2008, 2006 and 2005, (3) our future profitability is vulnerable to certain risks, including (a) the risk that we may not be able to generate significant taxable income to fully utilize our net operating loss carryforwards of approximately $16.4 million at December 25, 2010, (b) the risk of unseasonable weather and other factors in a single geographic region, New England, where our stores are concentrated, (c) the risk of being so dependent upon a single season, Halloween, for a significant amount of annual sales and profitability and (d) the risk of fluctuating prices for petroleum products, which are a key raw material for much of our merchandise and which affect our freight costs and those of our suppliers and affect our customers’ spending levels and patterns, (4) the risk that costs of opening or acquiring new stores will put pressure on our profit margins until these stores reach maturity, (5) the expected increasing costs of  regulatory compliance  which will likely have a negative impact on our profitability, and (6) the risk that a renewed slowdown or continued slow recovery in the U.S economy could dampen or reduce discretionary spending or cause a shift in consumer discretionary spending to other products.

The positive evidence was strong enough at the end of fiscal 2010 for us to conclude that we would realize sufficient levels of future income to support the release of a portion of the related reserves in fiscal 2010. However, we believe that it is prudent for us to maintain a valuation allowance against our remaining deferred tax assets until we have a longer history of profitability and we can reduce our exposure to the risks described above.  Should we determine that we will be able to realize our deferred tax assets in the future, an adjustment to our deferred tax assets would increase income in the period in which we made such a determination.

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

New Accounting Pronouncements

No new accounting pronouncements were issued during the quarter ended September 24, 2011 that are expected to have a material impact on our financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our market risk exposure since the filing of our Annual Report on Form 10-K for the period ended December 25, 2010, which was filed with the SEC on March 24, 2011.

Item 4.  Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer and the Chief Financial Officer of iParty (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 24, 2011, the end of the fiscal quarter to which this report relates, that iParty's disclosure controls and procedures: are effective to ensure that information required to be disclosed by iParty in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by iParty in such reports is accumulated and communicated to iParty's management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.  iParty’s disclosure controls and procedures were designed to provide a reasonable level of assurance of reaching iParty’s disclosure requirements and are effective in reaching that level of assurance.

(b)     Changes in Internal Controls.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended September 24, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
David Robertson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 8, 2011

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

Ex. 10.1	Second Amendment dated August 8, 2011 to Letter Agreement dated March 22, 2007, as amended, by and between iParty Corp. and David E. Robertson*
Ex. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
Ex. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
Ex. 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
Ex. 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Ex. 101.INS	XBRL Instance Document**
Ex. 101.SCH	XBRL Taxonomy Extension Schema Document**
Ex. 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
Ex. 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
Ex. 101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
Ex. 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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