Form 10-K
period 2011-12-31
IPARTY CORP
filed 2012-03-28
CIK 1078383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2011
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐   (Do not check if a smaller reporting company)
Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐  No ☑

On June 24, 2011, the aggregate market value of the voting common equity of the registrant (consisting of common stock, $.001 par value (the “common stock”)) held by nonaffiliates of the registrant was approximately $4,482,985 based on the closing price for such common stock on said date as reported by the NYSE Amex.  On March 16, 2012  there were 24,408,594 shares of common stock, $.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2012 Annual Stockholders’ Meeting, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Special Note on Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K, particularly statements contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The words “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  Forward-looking statements included in this Annual Report on Form 10-K or hereafter included in other publicly available documents filed with the SEC, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon our best estimates based upon current conditions and the most recent results of operations.  Our forward-looking statements speak only as of the date of this document, and we do not intend to update these statements to reflect events or circumstances that occur after that date.

Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this Annual Report on Form 10-K.  These include those listed below in Part I, Item 1A, “Risk Factors.”

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

Our 52 retail stores are located predominantly in New England with 8 stores in Connecticut, 5 in New Hampshire, 3 in Rhode Island, 3 in Maine, 1 in Vermont, and 27 in Massachusetts.  We also operate 5 stores in Florida.  Among our retail store locations is our new Manchester, Connecticut store, which was acquired from a competitor in the first quarter of 2011 and our South Bay Center store in Boston, which was opened in December 2010. In January 2012, we reopened our store in West Lebanon, New Hampshire, which had been temporarily closed as a result of flooding from Tropical Storm Irene, and closed our older Manchester store location.

In July 2011, we re-launched our newly redesigned e-commerce site with a full assortment of costume and related merchandise for purchase and shipping via the Internet.  We also use our Internet site to highlight the changing store product assortment and feature sales flyers, promotions and coupons to increase customer visits to our retail stores.

In addition to our retail store locations and e-commerce site, we also operate a number of temporary Halloween stores during the Halloween season. During the 2011 and 2010 Halloween seasons, we operated eleven temporary stores.  In 2009, we operated four temporary Halloween stores.

Our stores range in size from approximately 7,000 square feet to 20,295 square feet and average approximately 10,200 square feet.

We lease our properties, typically for 10 years and usually with options from our landlords to renew our leases for one or more additional 5 or 10 year terms.

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

Our business has a seasonal pattern.  In the past three years, we have realized an average of approximately 36.2% of our annual revenues in the fourth quarter, which includes Halloween and Christmas, and an average of approximately 24.6% of our annual revenues in the second quarter, which includes school graduations, and often the Easter holiday.  Also, during these past three years, we have had net income in the second and fourth quarters and generated losses in the first and third quarters.

Our executive offices are located at 270 Bridge Street, Suite 301, Dedham, Massachusetts, 02026.  Our phone number is (781) 329-3952.  Our website is located at www.iparty.com.  The information contained on our website does not constitute a part of this Annual Report, or any other report we file with or furnish to the SEC.

Where a reference is made in this Annual Report to a particular year or years, it is a reference to our fiscal year, unless the context indicates otherwise.  For example, “2011” refers to our 53-week fiscal year ended December 31, 2011, “2010” refers to our 52-week fiscal year ended December 25, 2010, and “2009” refers to our 52-week fiscal year ended December 26, 2009.

Organization

While we are currently a party goods retail chain operating 52 stores, when we were first incorporated as iParty Corp. (“iParty”) on March 12, 1998, we were an Internet-based merchant of party goods and services.

In August 2000, iParty Retail Stores Corp. (“iParty Retail”) was incorporated as a wholly-owned subsidiary of iParty Corp. to operate a chain of retail stores selling party goods.  On August 15, 2000, iParty Retail acquired inventory, fixed assets and the leases of 33 retail stores from The Big Party Corporation (“The Big Party”), a privately-held company, which was operating under bankruptcy protection, in exchange for cash and the assumption of certain liabilities.  We have subsequently opened an additional nineteen stores, acquired four stores, and closed four stores.

Capital Structure

Our capital structure currently consists of common stock and five outstanding series of convertible preferred stock.  We have also issued warrants convertible into common stock and have stock option plans that offer a broad range of equity grants to attract and retain executive officers and key employees.

Our common stock has a par value of $0.001 per share.  We have 150,000,000 shares of common stock authorized, 24,408,594 of which were issued and outstanding as of December 31, 2011.  These shares are listed on the NYSE Amex and trade under the symbol “IPT”.

We currently have five outstanding series of convertible preferred stock, Series B through F (“convertible preferred stock”).  On January 13, 2004, all 1,000,000 shares of our Series A convertible preferred stock were converted into 1,000,000 shares of common stock.  As of December 31, 2011, we had a total of 1,181,360 shares of convertible preferred stock outstanding which were convertible into 14,521,687 shares of common stock on that date based on the following conversion rates as of such date: (i) each share of Series B convertible preferred stock is presently convertible into 12.920 shares of common stock; (ii) each share of Series C convertible preferred stock is presently convertible into 13.158 shares of common stock; (iii) each share of Series D convertible preferred stock is presently convertible into 14.065 shares of common stock; (iv) each share of Series E convertible preferred stock is presently convertible into 10.359 shares of common stock; and (v) each share of Series F convertible preferred stock is presently convertible into 10.367 shares of common stock.  Our convertible preferred stock is presented on our consolidated balance sheet at its carrying value, which was $13,012,668 at December 31, 2011.

On October 7, 2011, our Board of Directors adopted a new shareholder rights plan (the “Rights Plan”). The Rights Plan replaced the prior shareholder rights plan which expired on November 9, 2011.  Under the Rights Plan each share of our capital stock outstanding at the close of business on November 9, 2011 and each share of our capital stock issued subsequent to that date has a right associated with it, such that each share of our common stock is entitled to one right and each share of our preferred stock is entitled to such number of rights equal to the number of common shares into which it is convertible.  The rights will become exercisable only in the event that, with certain exceptions, an acquiring party accumulates 10 percent or more of our voting stock or if a party announces an offer to acquire 15 percent or more of our voting stock, without the prior approval of the Board of Directors of the Company.  The rights expire on November 9, 2021.  When exercisable, each right entitles the holder to purchase from us one one-hundredth of a share of a new series of Series H junior preferred stock at an initial purchase price of $2.00, subject to adjustment.  In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either iParty Corp. stock or shares in an “acquiring entity” at half of market value.  We generally will be entitled to redeem the rights at $0.001 per right at any time until the tenth day following the acquisition by any person or group of 10 percent or more of our outstanding voting stock.  Until a right is exercised, the holder of a right will have no rights as a stockholder of iParty solely by virtue of being a rights holder, including, without limitation, the right to vote or receive dividends.

The holders of our convertible preferred stock have a liquidation preference senior to the holders of our common stock. In the event of liquidation, which is defined in our Restated Certificate of Incorporation to include a merger, acquisition, or a similar transaction involving the acquisition of our company, our convertible preferred stockholders would be entitled to receive an amount for their preferred shares as a liquidation value, which was $17,020,657 at December 31, 2011.  This amount is in excess of the carrying value of the convertible preferred stock due to amounts allocated to warrants, which were issued in connection with the original issuances of our convertible preferred stock. The difference of approximately $4.0 million will be accreted when and if a liquidation event occurs. The holders of our convertible preferred stock are also entitled to convert their shares into common stock at specified conversion prices and have anti-dilution protection in the event we issue common stock or certain rights, including option grants in excess of certain amounts, to purchase or convert into common stock, at a price below the applicable conversion prices for the convertible preferred stock.

The holders of convertible preferred stock are entitled to participate in dividends when and if declared by our Board of Directors.

We have also issued warrants in connection with the issuance of certain convertible preferred stock, certain licensing, marketing and financing arrangements, and certain investor relations services.  On September 15, 2011, a warrant for 2,083,334 shares of our common stock with an exercise price of $0.475 expired unexercised. Upon the expiration of this warrant, the conversion prices of the Series B, C, and D convertible preferred stock were recomputed to reflect the reversal of the anti-dilution adjustment calculated at the warrant’s issuance in 2006. As a result, the outstanding shares of these three series of preferred stock are now convertible into approximately 385,514 fewer shares of common stock, which adjustment is reflected in the conversion ratios above.

At December 31, 2011, we had warrants outstanding with a weighted average exercise price of $1.50, which were exercisable for 100,000 shares of our common stock and will expire in February 2013.

In May of 2009, our stockholders approved our 2009 Stock Incentive Plan (the “2009 Plan”).   The 2009 Stock Incentive Plan replaced our Amended and Restated 1998 Incentive and Non-Qualified Plan (the “1998 Plan”) and no new awards will be issued under the 1998 Plan.   Under our 2009 Stock Incentive Plan, at the time of stockholder approval, we were authorized to grant options, stock appreciation rights, restricted stock, restricted stock units and other equity grants for the purchase of up to 1,322,894 shares of our common stock plus any shares that expire, terminate or are cancelled without being exercised under the 1998 Plan (which could have increased the pool under the 2009 Plan by 9,241,845).  At December 31, 2011, we have options outstanding only under the 1998 Plan and the 2009 Plan that were exercisable for the purchase of 6,277,681 shares of common stock and options outstanding that were not yet exercisable for the purchase of 1,264,778 shares of our common stock.

The following chart summarizes our capital structure at December 31, 2011:

				Weighted
			Total	Average
	Number of		Common	Exercise
	Shares/		Shares	Price per
	Warrants/	Conversion/	Issued	Common
	Options	Exercise	and	Share	Liquidation
	Outstanding	Ratios	Issuable (1)	Issuable	Value
Common stock	24,408,594		24,408,594		$-

Series B convertible preferred stock	420,408	12.920	5,431,671		8,408,160
Series C convertible preferred stock	100,000	13.158	1,315,800		2,000,000
Series D convertible preferred stock	250,000	14.065	3,516,250		5,000,000
Series E convertible preferred stock	296,666	10.359	3,073,163		1,112,497
Series F convertible preferred stock	114,286	10.367	1,184,803		500,000
Total convertible preferred stock	1,181,360		14,521,687		17,020,657

Warrants	100,000	1.000	100,000	1.500	-

Stock options	7,542,459	1.000	7,542,459	0.411	-

Totals			46,572,740		$17,020,657

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

Our success depends in part on our ability to be competitive against many different competitors in each local market area we serve and on the Internet.  If we fail to anticipate evolving innovations and product offerings from our competitors and fail to offer products that appeal to the changing needs and preferences of our customers in the various markets we serve, demand for our products could decline and our operating results would be adversely affected. While the competitive importance of product quality, price, service and innovation varies from product to product, price is a factor, and we experience pricing pressures from competitors in our markets.

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

Seasonality

Our business has a seasonal pattern.  In the past three years, we have realized an average of approximately 36.2% of our annual revenues in our fourth quarter, which includes Halloween and Christmas, and an average of approximately 24.6% of our annual revenues in the second quarter, which includes school graduations, and often the Easter holiday.  Also, during these past three years, we have had net income in our second and fourth quarters and generated losses in our first and third quarters.

Suppliers and Inventory

The products we sell are sourced from a wide variety of third-party vendors.  Many of the products that we offer for sale, such as paper-based party goods, Halloween masks and costumes, are manufactured overseas in foreign countries such as China.  Global sourcing of many of the products we sell is thus an important factor in our financial performance.

The following represents suppliers from whom we purchased at least 5% of our merchandise in either 2011 or 2010:

Supplier	Products supplied	2011	2010
Amscan, Inc.	Paper party goods	24.6%	23.9%
Kendall Confectionery Company	Candy	5.5%	5.0%
Total		30.1%	28.9%

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

The loss of either of these suppliers could materially adversely affect our business, results of operations, financial condition and cash flow.  We consider numerous factors in supplier selection, including, but not limited to, price, credit terms, product offerings and quality.  As is customary in our industry, we generally do not have long-term contracts with our suppliers, other than our Supply Agreement, and any supplier may discontinue selling to us at any time.

Intellectual Property

 We hold trademarks for “iParty” issued by the U.S. Patent and Trademark Office.  Trademark registrations for “iParty” were issued on February 19, 2002 and August 26, 2003 under U.S. registration No. 2,541,025 and No. 2,756,735. We own our website www.iparty.com.   Until August 2010, we licensed the use of the website to a third party for the purpose of Internet based product sales.  We received no significant revenue under this arrangement during our fiscal years 2008, 2009 and 2010.  The license was cancelled by us in August 2010, and in July 2011, we re-launched our newly redesigned e-commerce site with a full assortment of costume and related merchandise for purchase and shipping via the Internet.

Employees

As of December 31, 2011, we had 252 full-time employees and 609 part-time employees.  None of these employees is represented by a labor union, and we consider our relationship with our employees to be good.

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

The public may read and copy any materials that we file with the SEC at the SEC’s website, www.sec.gov, which contains reports, proxy and information statements and other information that public companies are required to file with or furnish to the SEC.  In addition, the public may read and copy any materials we file or furnish with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information about the SEC’s Public Reference Room by calling 1-800-SEC-0330.

ITEM 1A.  RISK FACTORS

The following discussion of risk factors contains “forward-looking statements,” as discussed in “Special Note on Forward Looking Statements.” These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), and the consolidated financial statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Investing in our securities involves a high degree of risk. Before investing in our securities, you should consider the following risk factors.

Our success depends on economic and other external factors, particularly in the New England region and during the Halloween season, that affect consumer decisions about whether and when to purchase party goods and supplies.

Our business success depends in large measure on consumer decisions to buy party goods and supplies and seek party planning advice, particularly in the New England region, where 47 of our 52 stores are located, as of December 31, 2011, and particularly during the Halloween season, which is our single most important season. Demand for our products and our business results are sensitive to external factors that, directly or indirectly, affect consumer confidence, consumer spending patterns, levels of disposable consumer income, or otherwise lead consumers to host or not host parties or purchase party goods and supplies.  Examples of such external factors include: unseasonable weather, especially in New England; the timing, duration and effects of adverse changes in overall economic conditions, including rates of job loss or growth, increases in fuel and energy prices, and increases or decreases in interest rates, nationally or locally in the markets we serve; and the competitive success or failure of local sports teams, such as the New England Patriots or Boston Red Sox, particularly in post-season play.  The precise impact of any of these external factors on consumer spending patterns for party goods and supplies is difficult to predict in advance, but one or more of these factors could, and have in the past, adversely affect our business or our operating results, particularly with respect to any given fiscal period, to the extent they adversely impact the consumer spending patterns most important to our business success.

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

Our business requires access to capital to finance new inventory, support growth, improve our infrastructure, respond to economic conditions, and meet our contractual commitments.  Our bank line of credit with Wells Fargo Bank, National Association (successor by merger to Wells Fargo Retail Finance, LLC) (“Wells Fargo”), which has been extended until October 14, 2016, allows us to borrow up to $12,500,000, subject to a limitation based on qualified inventory, receivables levels and other reserves set by Wells Fargo, with an option to increase that limit up to $15 million.  As of December 31, 2011, there was $5,366,512 outstanding under our line of credit with additional availability of $3,129,457, which we believe to be sufficient to fund our operations, working capital requirements, and capital expenditures for the next twelve months.  In the event that our current operating plan or long-term goals change due to changes in our strategic plans, lower-than-expected revenues, unanticipated expenses, increased competition, unfavorable economic conditions, other risk factors discussed in this Annual Report, or other unforeseen circumstances, our liquidity may be negatively impacted.

Our ability to make payments on and to refinance our indebtedness, principally the amounts borrowed under our bank line of credit, and to fund any capital expenditures we may make in the future for systems upgrades, new store openings, if any, and updating existing stores, will depend in large part on our current and future ability to generate cash.  This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control.  We cannot assure you that our business will generate sufficient cash flow from operations in the future, that our currently anticipated growth in revenues and cash flow will be realized on schedule, or that future borrowings will be available to us under our line of credit in an amount sufficient to enable us to undertake store openings, update existing stores and replace and upgrade our technology systems to grow our business, or to fund other liquidity needs.  If we need to refinance all or a portion of our indebtedness from other sources, we cannot assure you that we will be able to do so on terms and conditions acceptable to us.

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

The industry we serve is highly competitive and fragmented. We face intense competition from other party supply stores and stores that merchandise and market party supplies, including big discount retailers, such as Wal-Mart, retail drug store chains, like CVS and Walgreens, dollar store chains, like Dollar Tree, party goods catalogs and Internet sites and temporary Halloween stores.  Our success thus depends on our ability to be competitive against many different competitors in each local market area we serve.  If we fail to anticipate evolving innovations and product offerings from our competitors and fail to offer products that appeal to the changing needs and preferences of our customers in the various markets we serve, demand for our products could decline and our operating results would be adversely affected. While the competitive importance of product quality, price, service and innovation varies from product to product, price is a factor, and we experience pricing pressures from competitors in our markets.

During the 2011 and 2010 Halloween seasons, we operated eleven temporary stores. Additionally, in 2011, we relaunched our Internet site to take advantage of the 2011 Halloween season.  In 2009, we operated four temporary Halloween stores.   We intend to expand our temporary Halloween stores in future years, opening more such stores, some of which may be outside of New England and to continue to invest in our e-commerce site. In doing so, we will face intense competition from other operators of temporary Halloween stores, such as Spirit Halloween, Halloween USA and others, including party goods Internet sites. If we fail to secure a sufficient number of appropriate temporary retail locations, or if sales achieved at those locations fall below planned levels, or we do not capitalize on our e-commerce site, our operating results would be adversely affected.

We face new competitive threats as a result of consolidation in our industry following Amscan Holdings, Inc.’s acquisitions of Party City Corporation, Party America and Factory Card and Party Outlet.

Amscan Holdings, Inc. (“AHI”), the parent company of Amscan, Inc. (“Amscan”) our largest supplier and the largest supplier in our industry, or AHI’s parent, Party City Holdings, Inc. (“PCH”), owns Party City Corporation, Party America and Factory Card & Party Outlet Corp. (“Factory Card”).  Through the acquisitions of these retail party goods companies, we believe AHI and PCH operate a total of approximately 830 corporate and franchise party supply stores nationwide. None of these companies currently has a significant retail presence in the New England region.

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

Any further geographic expansion by us outside of the New England market could result in greater direct competition with one or all of Party City, Party America and Factory Card.  If so, PCH and AHI’s ownership of Party City, Party America and Factory Card, and its status as our largest supplier and the largest supplier in our industry could adversely affect our ability to compete favorably or operate successfully in a changed marketplace.  Price pressures from such new sources of competition, particularly in the event of a strain or rupture in our relationship with Amscan, could erode our margins and cause our financial results of operations to suffer.  Our success depends on our ability to evaluate and respond to the threats arising from growing consolidation and changing marketplaces and identify ways in which we can competitively operate and strategically grow our store base.

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

Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future.  Factors that could cause these quarterly fluctuations, both sequentially and on a year-over-year basis, include the following: extreme weather-related disruptions, particularly in New England; the timing of movable holidays, such as Easter, which typically falls in the second quarter but on occasion falls in the first quarter; the competitive success or failure of local sports teams, such as the New England Patriots or Boston Red Sox, particularly in post-season play, which may result in fluctuations from one year to the next in our sales in the first and fourth quarters; the extent to which sales in new stores result in the loss of sales in existing stores; the mix of products sold; the sales results from period to period of merchandise categories with highly volatile demand levels such as Silly Bandz and Webkinz; pricing and marketing actions of competitors; and the level of advertising and promotional expenses.

Because the sales and profitability of our stores are typically lower in the first and third quarters, we have also often operated at a loss during these quarters, and because our sales are typically higher in the second quarter, which includes school graduations, and the fourth quarter, which includes Halloween, our single most important selling season, as well as the Christmas holiday season, we have typically operated at a profit during these quarters.  Most of our operating expenses, such as rent expense, advertising expense and employee salaries, do not vary directly with the amount of sales and are difficult to adjust in the short term.  As a result, if sales in a particular quarter are below expectations for that quarter, we may not be able to proportionately reduce operating expenses for that quarter, and such a sales shortfall could have a disproportionate effect on our net income (or loss) for the quarter.

 If we do not maintain sufficient inventory levels, or if we not successful in managing our inventory levels, our liquidity and results of operations may be negatively impacted.

We must maintain sufficient inventory levels to operate our business successfully. However, we also must guard against accumulating excess inventory, especially following key holiday seasons, like Halloween.   If we do not accurately anticipate the future demand for a particular product or for a particular season, our inventory levels will not be appropriate and our results of operations may be negatively impacted.  Additionally, if our buying decisions do not accurately predict customer trends or we do not sell what we anticipate during a holiday season, like Halloweeen, we may have to take unanticipated markdowns to dispose of the excess inventory, which also can adversely impact our financial results. If we are not successful in managing our inventory balances, our cash flows from operations may be negatively affected.

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

An important part of our long-range business plan is to increase our number of stores, including temporary stores, and, over time, enter new geographic markets.  We have opened 17 new stores, acquired three stores, closed three stores and operated 28 temporary Halloween stores over the past seven years, bringing our total number of stores from 35 at the beginning of 2004 to 52 at the end of 2011.  Going forward into 2012, in addition to managing our expenses, we intend to grow through opening or acquiring new retail locations, continuing the implementation of our temporary Halloween store strategy, through sales growth in our existing retail stores, and by expanding our presence in the e-commerce business.  For a growth strategy to be successful, we must identify and lease or acquire favorable store sites, hire and train associates and store managers, and adapt management and operational systems to meet the needs of our expanded operations.  These tasks may be difficult to accomplish successfully.  If we are unable to open or acquire new or temporary stores in locations and on terms acceptable to us as quickly as planned, our future sales and profits may be adversely affected.  Even if we succeed in opening or acquiring new stores or opening temporary stores, these stores may not achieve the same sales or profit levels as our existing stores.  Also, our expansion strategy includes opening new or temporary stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs.  However, these new or temporary stores may result in the loss of sales in existing stores in nearby areas, which could adversely affect our business and financial performance. In addition, future store openings could cause us, among other things, to incur additional debt and increased interest expense, as well as experience dilution in earnings, if any, per share.  If we are not able to service or access this additional debt for future store openings or raise additional equity, which may be difficult or costly given our stock price and the anti-dilution provisions of our convertible preferred stock, our growth strategy may be impaired, adversely affecting our results of operations and liquidity. Impairment losses could also occur as a result of new store openings in the event that new store openings prove unsuccessful.

Our ownership structure includes large investors who own preferred stock and whose interests and rights in our company may differ in important respects from those of our common stock investors.

 As of December 31, 2011, there were 24,408,594 shares of common stock outstanding, and 22,164,146 potential additional common share equivalents outstanding that may be issued upon the conversion of outstanding convertible preferred stock, warrants and options to purchase our common stock.  The average weekly trading volumes in our common stock as reported on the NYSE Amex for the fifty three week period ended December 31, 2011 was 19,797 and for the fifty two week periods ended December 25, 2010 and December 26, 2009 were 95,978 shares and 164,371 shares, respectively.  Additionally, a number of investors in our company own large concentrations of our common and convertible preferred stock making our shares more illiquid than if our ownership structure were more widely distributed. The ownership rights of these holders of our convertible preferred stock impact the trading liquidity of our common shares, our corporate governance, and the relative economic stake that our common stock and convertible preferred stock investors have in the enterprise value of our business.  Although a more active trading market may develop in the future, the limited market liquidity for our stock may affect your ability to sell at a price that is satisfactory to you.

Our corporate governance is affected by our ownership structure to the extent that certain of our convertible preferred stock investors currently enjoy, among other things, contractual rights to nominate and elect two of the members of our board of directors, although neither of these board seats is currently filled.  These rights and the concentration of share ownership enjoyed by certain of our convertible preferred stock investors mean that our largest investors can influence our strategic direction and that of our senior management in ways that are different from most of our common stock investors.  One of our significant convertible preferred stock investors recently died, and his shares are currently held in his estate. Our convertible preferred stock investors also enjoy certain economic rights that differentiate their ownership rights and interests from those of our common stock investors.  For instance, upon the occurrence of a merger, acquisition or a similar transaction involving the acquisition of our company, the holders of our convertible preferred stock would generally be entitled to a “liquidation preference” that would entitle them, collectively, to the first $17.0 million of net proceeds, unless they decide to convert their shares of convertible preferred stock into common stock.  This feature of our convertible preferred stock investors’ rights could make the attractiveness of our company as an acquisition target differ materially from what it would be without it.  In addition, our convertible preferred stock investors enjoy certain “anti-dilution” protections not afforded to our common stock investors, which generally means that investors in shares of our common stock could be adversely affected by subsequent dilutive financings, if any, in ways that are different from some or all of our convertible preferred stock investors.

Shares that may be resold or eligible for sale in the future could negatively affect our stock price.

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

As of December 31, 2011, there were 22,164,146 potential additional common share equivalents outstanding.  These included 14,521,687 shares issuable upon the conversion of immediately convertible preferred stock, 100,000 shares issuable upon the exercise of warrants with a weighted average price of $1.50, and 7,542,549 shares issuable upon the exercise of stock options with a weighted average exercise price of $0.41.

Our common stock is thinly traded, may fluctuate based on relatively small levels of trading activity, and may be adversely affected by our capital structure, which makes it more difficult for investors to value our business.

Investing in shares of our common stock entails a high degree of risk.  Public trading of our common stock on the NYSE Amex typically occurs at relatively low sales volumes and very few, if any, security analysts regularly follow our stock.  Moreover, our common stock price has traded below $1.00 for significant periods of time.  In addition, our capital structure, which includes various series of convertible preferred stock with various contractual rights, generally makes it more difficult for investors, or prospective acquirers of our company, to value our business on an aggregate basis or to value our shares of common stock on a trading basis.  As a result of these factors, speculative investors may have a greater effect on our common stock price than would be the case for a company with a simpler ownership structure, a larger market capitalization, or common shares that are more diffusely held or heavily traded.  Accordingly, our common stock price could be subject to considerable speculative volatility and may not necessarily follow market expectations regarding our business prospects or financial performance.  In particular, our common stock price may be sensitive to non-financial developments involving our company as well as market rumors disseminated on the Internet or other forms of media regarding our company or our industry. If our quarterly financial performance does not meet the expectations of investors that trade in shares of our common stock, our stock price would likely decline.  If so, the decrease in the stock price may be disproportionate to the shortfall, real or perceived, in our financial performance.

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

Our common stock is currently listed on the NYSE Amex.  Subject to NYSE Amex rules, we are required to maintain compliance with a number of continued listing standards, including but not limited to, the requirement that our stock trade above certain pricing levels for a continued period. Our common stock price has traded below $1.00 for significant periods of time.  If the exchange considers our common stock to be a low-priced stock, our common stock could be subject to delisting or we could be required to conduct a reverse stock split.  A delisting of our common stock or reverse stock split could negatively impact us by reducing further the liquidity of our common stock, or by reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity capital.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

The following table identifies the number of our stores operating as of December 31, 2011, December 25, 2010 and December 26, 2009, by state:

	Number of Stores, for the fiscal year ended
	Dec 31, 2011			Dec 25, 2010			Dec 26, 2009
	End			End			End
	of		Acquired/	of		Acquired/	of		Acquired/
States	Period	Closings	Openings	Period	Closings	Openings	Period	Closings	Openings
Connecticut	8	-	1	7	-	-	7	-	-
Florida	5	-	-	5	-	-	5	-	-
Maine	3	-	-	3	-	-	3	-	-
Massachusetts	27	-	-	27	-	1	26	-	1
New Hampshire	5	1	-	6	-	-	6	-	-
Rhode Island	3	-	-	3	-	-	3	-	-
Vermont	1	-	-	1	-	-	1	-	-
Total	52	1	1	52	-	1	51	-	1

(1)
The closing in New Hampshire refers to our West Lebanon store which was closed in August 2011 due to flooding from Tropical Storm Irene, and which reopened in January 2012. The opening in Connecticut refers to our new Manchester location, which we acquired from a competitor. We closed our old Manchester location in January 2012.

Our stores range in size from approximately 7,000 square feet to approximately 20,295 square feet and average approximately 10,200 square feet.  We lease all of our retail stores.  The leases generally provide for fixed minimum rentals, which typically increase periodically during the life of the lease, and, in some instances, contingent rentals based on a percentage of sales in excess of specified minimum sales levels, as well as related occupancy costs, such as property taxes and common area maintenance.  We lease our properties typically for 10 years and usually with options from our landlords to renew our leases for an additional 5 or 10 years.

In addition to our retail stores, we lease office space at 270 Bridge Street, Suite 301, Dedham, Massachusetts, 02026.  The lease, which expires November 30, 2012, is for 10,600 square feet of space and the monthly rent is $17,259.  We also lease office and retail space at 1457 VFW Parkway, West Roxbury, Massachusetts, 02132.  This lease, which expires December 31, 2012, is for 20,500 square feet of space.  The retail store at our West Roxbury location uses 10,688 square feet and the remainder is used primarily for our corporate training center.  The total monthly rent for the retail store and corporate training center space is $20,823, subject to certain Consumer Price Index escalation clauses. We believe that these spaces are adequate for our immediate needs.

We believe that all properties are adequately covered by insurance.

ITEM 3.    LEGAL PROCEEDINGS

We are periodically involved in claims and legal proceedings that arise in the ordinary course of our business. No pending litigation, individually or in the aggregate, is expected to have a material adverse effect on our company.

ITEM 4.    MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The NYSE Amex is the principal market for our common stock, where our shares are traded under the symbol “IPT”.

The following table sets forth the range of high and low sales prices on the NYSE Amex for our common stock for each of the fiscal quarters of 2011 and 2010:

MARKET PRICE OF COMMON STOCK

Period	High	Low
2011
Fourth fiscal quarter	$0.21	$0.11
Third fiscal quarter	0.28	0.16
Second fiscal quarter	0.29	0.22
First fiscal quarter	0.31	0.25

2010
Fourth fiscal quarter	$0.37	$0.25
Third fiscal quarter	0.33	0.20
Second fiscal quarter	0.40	0.25
First fiscal quarter	0.42	0.22

Holders

The approximate number of record holders of our common stock as of December 31, 2011 was 119.  The number of record owners was determined from our stockholder records, and does not include beneficial owners of our common stock whose shares are held in the names of various security holders, dealers and clearing agencies.  We believe that the number of beneficial owners of our common stock held by others as or in nominee names exceeds 500.

Dividends

We have never paid a cash dividend on our shares of common stock and have no expectation of doing so for the foreseeable future.  Our existing line of credit agreement with Wells Fargo generally prohibits the payment of any dividends or other distributions to any of our classes of capital stock.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities made during the fourth quarter of 2011.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no stock repurchases made during the fourth quarter of 2011.

ITEM 6.    SELECTED FINANCIAL DATA

           The following selected consolidated financial data is derived from our audited consolidated financial statements and should be read in conjunction with our audited consolidated financial statements and related notes, which are included in Part II, Item 8 “Financial Statements and Supplementary Data” below, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 below.

	2011	2010	2009	2008	2007
	53 weeks	52 weeks	52 weeks	52 weeks	52 weeks
Statement of Operations Data:
Revenues	$80,882,751	$81,291,429	$78,595,088	$81,210,999	$81,798,634
Operating costs:
Cost of products sold and occupancy costs	49,147,010	49,023,399	46,557,039	46,885,215	46,465,441
Marketing and sales	25,509,559	24,927,511	23,703,308	26,793,885	26,181,504
General and administrative	6,834,443	6,852,763	6,935,049	7,205,067	7,553,869
Flood loss	398,751	-	-	-	-

Operating (loss) income	(1,007,012)	487,756	1,399,692	326,832	1,597,820

Change in fair value of warrant liability	17,247	13,275	571	-	-
Interest income	58	297	340	4,609	17,806
Interest expense	(305,588)	(249,492)	(444,801)	(720,891)	(857,612)

Income (loss) before taxes	(1,295,295)	251,836	955,802	(389,450)	758,014

Income taxes (benefit)	19,343	(2,613)	(147,930)	50,605	146,323

Net income (loss)	$(1,314,638)	$254,449	$1,103,732	$(440,055)	$611,691

Net Income (loss) per share:
Basic	$(0.05)	$0.01	$0.03	$(0.02)	$0.02
Diluted	$(0.05)	$0.01	$0.03	$(0.02)	$0.02

Weighted-average shares outstanding:
Basic	24,386,220	38,251,888	38,220,804	22,722,485	38,204,374
Diluted	24,386,220	39,281,252	38,440,489	22,722,485	39,913,274

Other Data:
Net cash provided by (used in) operating activities	$(1,043,212)	$557,327	$3,512,256	$3,229,642	$(239,008)
Net cash used in investing activities	(910,782)	(1,213,151)	(525,563)	(2,027,709)	(802,174)
Net cash provided by (used in) financing activities	1,954,994	657,424	(2,985,893)	(1,213,215)	352,338
Capital expenditures (1)	910,782	1,213,151	525,563	2,027,709	802,174

	Dec 31, 2011	Dec 25, 2010	Dec 26, 2009	Dec 27, 2008	Dec 29, 2007
Balance Sheet Data:
Working capital	$6,051,930	$6,657,781	$5,429,194	$3,489,893	$6,184,373
Total assets	23,854,095	21,281,226	20,292,422	20,995,273	22,977,086
Total long-term liabilities	1,504,973	1,521,770	1,543,098	1,800,174	4,394,367

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related Notes in Part II, Item 8.

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

Overview

We currently operate 52 retail stores, including 47 in New England, including our new store in Manchester, CT, and our reopened store in West Lebanon, NH, and five in Florida. We also operated eleven temporary Halloween stores in 2011, which is consistent with the number of temporary stores we operated in 2010 and, more than twice as many as in 2009.  During 2011, the US economy continued its emergence from the deep recession of 2008/2009 with some improvements seen in stock market price levels and unemployment.  These factors contributed to an improvement in the overall retail environment.  However, our sales and profit performance in 2011 were negatively affected by two significant weather events. Tropical Storm Irene struck in late August, which caused significant damage to our West Lebanon New Hampshire store. The store was closed from the date of the storm until its reopening in January, 2012. More importantly, the New England region experienced an early season Nor’easter snow storm on the Saturday before Halloween, our most important retail season.  Eleven of our stores were without power for almost a week. Sales levels at our stores that remained open were severely reduced due to the storm related disruption in our customers’ daily lives and shopping patterns.  We ended fiscal 2011 with approximately $80.9 million in sales for the 53 week year, a decrease of 0.5% from the prior 52 week year, and we reported a net loss of approximately $1.3 million as compared to net income of $254 thousand in 2010.  Comparable store sales in 2011 decreased 5.4% compared to sales in 2010 from a positive 0.7% in fiscal 2010 when compared to 2009.  Comparable store sales are defined as sales from those stores open for at least one full year.

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

For the second quarter of 2011, our consolidated revenues were $19.6 million, compared to $20.1 million for the second quarter of 2010. The decrease in second quarter revenues from the year-ago period included a 5.6% decrease in comparable store sales. The decrease in consolidated revenue was primarily due to the decrease in sales from novelty wrist bands, which experienced a brief period of strong popularity in the spring and summer of 2010, that were not replaced by another novelty item or popular licensed goods in 2011, and the effect on the business from the slow economic recovery and spike in gas prices during the first half of 2011. Partially offsetting the lack of replacement sales were increased sales from our new stores in the South Bay Center, Boston, MA and in Manchester, CT and improved performance in some of our seasonal categories.  Consolidated gross profit margin was 39.7% for the second quarter of 2011 compared to a margin of 40.7% for the same period in 2010. The lower gross profit margin was primarily due to decreased leveraging of occupancy costs based on the decline in same store sales, which was partly offset by increased product selling margins.  The consolidated net profit for the second quarter of 2011 was $43 thousand, or $0.00 per share, compared to $767 thousand, or $0.02 per share, for the second quarter of 2010.

For the third quarter of 2011, our consolidated revenues were $16.5 million, compared to $16.9 million for the third quarter of 2010. The decrease in third quarter revenues from the year-ago period included a 5.7% decrease in comparable store sales. The decrease in consolidated revenue was primarily driven by a decrease in customer traffic and resulting decrease in sales transactions during the third quarter of 2011. We believe that the decrease in customer traffic was partly due to the decrease in sales of novelty wrist bands. These sales decreases were partially offset by increased sales from our new stores in the South Bay Center, Boston, and in Manchester, Connecticut.  Consolidated gross profit margin was 34.3% for the third quarter of 2011 compared to a gross profit margin of 36.8% for the same period in 2010. The lower gross profit margin was primarily due to decreased leveraging of occupancy costs based on the decline in same store sales, as well as by decreased product selling margins.  The consolidated net loss for the third quarter of 2011 was $2.8 million, or $0.12 per share, compared to $1.9 million, or $0.08 per share, for the third quarter of 2010.

We suffered a casualty loss at our West Lebanon, NH store on August 28, 2011 due to severe flooding of the Connecticut River, caused by Tropical Storm Irene.  Inventory in the amount of $246,413 was destroyed, the majority of the inventory in the store at the time of the flood.  We incurred another $146,623 in restoration and recovery expenses.  The inventory loss and recovery expenses were reflected in our third quarter results. The loss was not covered by insurance. We closed the store for repairs and reopened the store in January 2012.

On November 3, 2011, we reported sales results for the calendar month and year, and for the fiscal month and year, ended October 2011. For the thirty-one day calendar month of October 2011, consolidated revenues were $17.6 million, a decrease of 11.1% compared to the same period in 2010. Sales at comparable stores decreased 12.8% for the calendar month compared to the same period in 2010. For the five week fiscal month of October, which ended on October 29th, consolidated revenues decreased by 11.4% compared to the same fiscal month period in 2010. Sales at comparable stores decreased 13.0% for the fiscal month compared to fiscal October 2010.  The decrease in consolidated revenues for the calendar and fiscal months of October 2011 was substantially caused by the early season Nor’easter that disrupted business and closed several of our stores in the most important week of the Halloween selling season.

Overall, we experienced a 7.3% decrease in comparable store sales in the fourth quarter, including the October results noted above. Total sales increased 0.7% in the fourth quarter as compared to the fourth quarter of 2010.  This increase included sales of $1.9 million for the 53rd week of 2011.  Consolidated gross profit margin was 43.1% for the fourth quarter of 2011compared to a gross profit margin of 42.7% for the same period in 2010, due primarily to increased leveraging of occupancy costs based on the additional 53rd week of sales in 2011. For the quarter, our net income was $3.0 million, compared to $2.9 million in the fourth quarter of 2010.  The increase in net income for the fourth quarter of 2011 as compared to the fourth quarter of 2010 was primarily due to the extra week in the quarter due to the 53 week fiscal year, offset by the storm related sales and profit shortfalls in October.

Fiscal 2011 Compared to Fiscal 2010

Revenues

Our consolidated revenues for fiscal 2011, a 53 week year, were $80,882,751, a decrease of $408,678, or 0.5% from 2010, a 52 week year. Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.

	For the year ended
	Dec 31, 2011	Dec 25, 2010
Revenues	$80,882,751	$81,291,429

Increase (decrease) in revenues from prior year	(0.5%)	3.4%

Sales for 2011 included a decrease of 5.4% in comparable store sales, sales from our new Manchester, CT store, which we opened in the first quarter of 2011, sales from our eleven temporary Halloween stores, and sales from our new South Bay Center store in Boston, which we opened in mid-December 2010.  Sales for the year were negatively impacted by the closing of the West Lebanon, NH store due to severe flooding of the Connecticut River, caused by Tropical Storm Irene and by the Nor’easter that disrupted business and closed several of our stores in the most important week of the Halloween selling season.

Cost of products sold and occupancy costs

Our cost of products sold and occupancy costs for 2011 was $49,147,010, or 60.8% of revenues, an increase of $123,611 and an increase of 0.5 percentage points, as a percentage of revenues, from 2010.  Cost of products sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores.

	For the year ended
	Dec 31, 2011	Dec 25, 2010
Cost of products sold and occupancy costs	$49,147,010	$49,023,399

Percentage of revenues	60.8%	60.3%

As a percentage of revenues, the increase in cost of products sold was primarily attributable to decreased leveraging of occupancy costs against the decrease in same store sales. The effect of this leveraging shortfall was partly offset by better product selling margins.

Marketing and sales expense

Our consolidated marketing and sales expense for 2011 was $25,509,559 or 31.5% of revenues, an increase of $582,048 and an increase of 0.8 percentage points, as a percentage of revenues, from 2010.  Marketing and sales expenses consist primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.

	For the year ended
	Dec 31, 2011	Dec 25, 2010
Marketing and sales	$25,509,559	$24,927,511

Percentage of revenues	31.5%	30.7%

As a percentage of revenues, the increase in marketing and sales expense was substantially due to decreased leveraging of payroll and fringe benefit costs against the decrease in same store sales for the period.

General and administrative expense

Our consolidated general and administrative (“G&A”) expenses for 2011 were $6,834,443, or 8.4% of revenues, a decrease of $18,320, or flat as a percentage of revenues, from 2010. G&A expenses consist of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.

	For the year ended
	Dec 31, 2011	Dec 25, 2010
General and administrative	$6,834,443	$6,852,763

Percentage of revenues	8.4%	8.4%

Flood loss

We suffered a casualty loss at our West Lebanon, New Hampshire store on August 28, 2011 due to severe flooding of the Connecticut River, caused by Tropical Storm Irene.  Inventory in the amount of $246,413 was destroyed, the majority of the inventory in the store at the time of the flood.  We incurred another $152,338 in restoration and recovery expenses.  The store was closed for repairs to the store and the shopping center, and we reopened the store in January 2012.

Operating loss

Our operating loss for 2011 was $1,007,012, or 1.2% of revenues, compared to an operating income of $487,756, or 0.6% of revenues in 2010.

Interest expense

Our interest expense in 2011 was $305,588, an increase of $56,096 from 2010.  The effective interest rate on our borrowings under our line of credit decreased to 4.8% in 2011 compared to 6.6% in 2010, which decreased interest expense by approximately $114,931.  The interest rate in 2011 was based on a combination of the bank’s base and libor rates.  Our average revolving loan balance was approximately $6,321,112 during 2011 compared to $3,058,446 during 2010, which increased interest expense by approximately $215,931. The increase in the average principal balance was primarily due to our operating loss for 2011 and our purchases of property and equipment during the year. There was no interest expense related to notes payable in 2011.  Interest expense related to notes payable in 2010 was $44,905.  This decrease was primarily due to the payoff of the Party City Note balance of $600,000 on August 6, 2010.  The effective interest rate on the Party City Note was 12.25%.

Income taxes

In 2011, our income tax expense was $19,343, which principally relates to current state income taxes that are partially offset by a deferred tax benefit based on our estimates of future book and taxable income.  Our provision for current state taxes exceeds the average statutory rate net of federal tax benefit because of permanent and temporary differences between taxable and book income, including amounts associated with stock based compensation expense, depreciation, and amortization of intangibles and common stock warrants.  The net deferred tax benefit of $16,086 included an increase in the related valuation allowance of $437,265, which was based on our estimates of fiscal 2012 and future book and tax income.

In 2010, our income tax benefit was $2,613, which included $19,224 for federal alternative minimum taxes, $134,993 for current state income taxes, and a deferred tax benefit of $156,830.  Our provision for current state taxes exceeds the average statutory rate net of federal tax benefit because of permanent and temporary differences between taxable and book income, including amounts associated with stock based compensation expense, depreciation, and amortization of intangibles and common stock warrants.  The net deferred tax benefit of $156,830 resulted from the release of a portion of our deferred tax valuation reserves, which was based on our estimates of future book and tax income.  We were able to utilize approximately $1,661,286 of net operating loss carryforwards for federal income tax purposes in 2010.

At the end of 2011, we had estimated net operating loss carryforwards of approximately $16.6 million, which begin to expire in 2020.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards may be subject to annual limitations based upon certain ownership changes of our stock that may have occurred or that may occur.

Net loss

Our net loss in 2011 was $1,314,638 or $0.05 net loss per basic and diluted share, compared to net income of $254,449 or $0.01 net income per basic and diluted share in 2010.

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

General and administrative expense

Our consolidated general and administrative (“G&A”) expenses for 2010 were $6,852,763, or 8.4% of revenues, a decrease of $82,286, or 0.4 percentage points as a percentage of revenues, from 2009. G&A expenses consist of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.

	For the year ended
	Dec 25, 2010	Dec 26, 2009
General and administrative	$6,852,763	$6,935,049

Percentage of revenues	8.4%	8.8%

As a percentage of revenues, the decrease in general and administrative expense was primarily attributable to the decrease in incentive compensation expense in 2010 as compared to 2009.

Operating income

Our operating income for 2010 was $487,756, or 0.6% of revenues, compared to an operating income of $1,399,692, or 1.8% of revenues in 2009.

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

Income taxes

In 2010, our income tax benefit was $2,613, which included $19,224 for federal alternative minimum taxes, $134,993 for current state income taxes, and a deferred tax benefit of $156,830.  Our provision for current state taxes exceeds the average statutory rate net of federal tax benefit because of permanent and temporary differences between taxable and book income, including amounts associated with stock based compensation expense, depreciation, and amortization of intangibles and common stock warrants.  The net deferred tax benefit of $156,830 resulted from the release of a portion of our deferred tax valuation reserves, which was based on our estimates of future book and tax income.  We were able to utilize approximately $1,661,286 of net operating loss carryforwards for federal income tax purposes in 2010.

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

During each interim reporting period, we estimate the impact on cost of products sold associated with inventory shortage.  The actual inventory shortage is determined upon reconciliation of the annual physical inventory, which occurs shortly before our year end, and an adjustment to cost of products sold is recorded at the end of the fourth quarter to recognize the difference between the estimated and actual inventory shortage for the full year.  The adjustment in the fourth quarter of 2011 included an estimated reduction of $92,908 to the cost of products sold during the previous three quarters.  The adjustment in the fourth quarter of 2010 included an estimated reduction of $20,226 to the cost of products sold during the previous three quarters.  The adjustment in the fourth quarter of 2009 included an estimated reduction of $142,010 to the cost of products sold during the previous three quarters.

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

Impairment of Long-Lived Assets

In connection with our ongoing long-lived asset assessment, we perform a review of each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  Our review considers store operating results, future sales growth and cash flows.  The conclusion regarding impairment may differ from current estimates if underlying assumptions or business strategies change.  During the fourth quarter of 2011, we determined that one of our retail stores was impaired due to underperforming sales.  As a result of this impairment, we recorded a charge of approximately $26,000 to reduce to fair value the carrying value  of the property and equipment  utilized in this store. We are not aware of any impairment indicators for any of our remaining stores at December 31, 2011.

Income Taxes

Historically, we have not recognized an income tax benefit for our losses. Accordingly, we record a valuation allowance against our deferred tax assets because of the uncertainty of future taxable income and the realizability of the deferred tax assets.  In determining if a valuation allowance against our deferred tax asset is appropriate, we consider both positive and negative evidence.  The positive evidence that we considered included (1) we were profitable in 2010, 2009, 2007 and 2006, (2) we have achieved positive comparable store sales growth for six out of the last nine years, (3) we were able to significantly reduce store and headquarters operating expenses in 2009, and (4) we were able to use federal net operating loss deductions in each tax year from 2002 through 2010.  The negative evidence that we considered included (1) we realized a net loss in 2005, 2008 and 2011, (2) our merchandise margins decreased in 2010, 2009, 2008, 2006 and 2005, (3) our future profitability is vulnerable to certain risks, including (a) the risk that we may not be able to generate significant taxable income to fully utilize our net operating loss carryforwards of approximately $16.6 million at December 31, 2011, (b) the risk of unseasonable weather and other factors in a single geographic region, New England, where our stores are concentrated, (c) the risk of being so dependent upon a single season, Halloween, for a significant amount of annual sales and profitability and (d) the risk of fluctuating prices for petroleum products, which are a key raw material for much of our merchandise and which affect our freight costs and those of our suppliers and affect our customers’ spending levels and patterns, (4) the costs that opening or acquiring new stores will put pressure on our profit margins until these stores reach maturity, (5) the expected increasing costs of  regulatory compliance, will likely have a negative impact on our profitability, and (6) the risk that a continued, general or perceived slowdown in the U.S economy, or uncertainty as to the economic outlook, which the U.S. and world economies have recently experienced, could continue to reduce discretionary spending or cause a shift in consumer discretionary spending to other products.

The positive evidence is strong enough for us to conclude that we will realize sufficient levels of taxable income in 2012 and beyond to support the net deferred tax asset value of approximately $587 thousand at year end 2011. However, we believe that it is prudent for us to maintain a valuation allowance against our remaining deferred tax assets until we have a longer history of profitability and we can reduce our exposure to the risks described above.  Should we determine that we will be able to realize our deferred tax assets in the future, an adjustment to our deferred tax assets would increase income in the period we made such a determination.

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

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Update No. 2011-10 Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate – a Scope Clarification (a consensus of the FASB Emerging Issues Task Force)  Update No. 2011-10 will be effective for financial statements issued for fiscal years and interim periods beginning on or after June 15, 2012.  We do not expect the adoption of Update No. 2011-10 (Topic 360) to have a material effect on our consolidated financial statements.

In December 2011, FASB issued Update No. 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.   Update No. 2011-11 will be effective for financial statements issued for fiscal years and interim periods beginning after January 1, 2013.    We do not expect the adoption of Update No. 2011-11 (Topic 210) to have a material effect on our consolidated financial statements.

Liquidity and Capital Resources

Our primary uses of cash are:

●	purchases of inventory, including purchases under our Supply Agreement with Amscan, as described more fully below;
●	occupancy expenses of our stores;
●	employee salaries; and
●	new and temporary store openings, including acquisitions.

Our primary sources of cash are:

●	cash from operating activities; and
●	debt under our Facility.

Our prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, including store acquisitions and openings and our e-commerce site, finance inventory purchases, improve our infrastructure, respond to economic conditions, and meet contractual commitments.  Based on our current operating plan, we believe that anticipated revenues from operations and borrowings available under our line of credit will be sufficient to fund our operations, working capital requirements and capital expenditures through the next twelve months.  In the event that our operating plan changes due to changes in our strategic plans, lower-than-expected revenues, unanticipated expenses, increased competition, unfavorable economic conditions, declines in consumer confidence and spending, or other unforeseen circumstances, our liquidity may be negatively impacted.  If so, we could be required to adjust our expenditures for 2012 to conserve working capital or raise additional capital, possibly including debt or equity financing to fund operations and our business strategy.  Given the current state of the debt and equity markets and our existing capital structure, this could be difficult and expensive, and we might not be able to do so on terms acceptable to us.

Notes Payable

We had three notes payable that were entered into in fiscal 2006, the last of which was paid off in 2010.

The “Highbridge Note” was a subordinated note in the stated principal amount of $2,500,000 that bore interest at the prime rate plus one percent.  The Highbridge Note was part of a financing transaction that raised $2.5 million through a combination of the issuance of the Highbridge Note and a warrant exercisable for 2,083,334 shares of common stock at an exercise price of $0.475 per share, which expired unexercised in September 2011.

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

The “Amscan Note” was a subordinated promissory note in the original principal amount of $1,819,373, which was issued when we converted, at our option, certain extended payables into a subordinated promissory note. The Amscan Note bore interest at the rate of 11.0% per annum and was payable in thirty-six (36) equal monthly installments of principal and interest of $59,562 beginning on November 1, 2006.  The remaining principal balance and all accrued interest were paid in full on September 24, 2009.

The “Party City Note” was a subordinated promissory note in the principal amount of $600,000, which was issued in connection with the acquisition of a Party City retail party goods store in Peabody, Massachusetts.  The note bore interest at the rate of 12.25% per annum and was payable by quarterly interest-only payments over four years, with the full principal amount due at the note’s maturity on August 7, 2010.  We paid the full principal amount of $600,000 plus all accrued interest on August 6, 2010 through additional borrowings under our Facility with Wells Fargo.

Line of Credit

On October 14, 2011, we entered into the First Amendment (“Amendment”) to the Second Amended and Restated Credit Agreement (the “Facility”) with Wells Fargo.  The Facility continues the previous revolving line of credit in the amount of up to $12,500,000 and extends the maturity date for five years to October 14, 2016.  The Facility includes an option whereby we may increase the revolving line of credit up to a maximum level of $15,000,000. The amount of credit that is available from time to time under the Facility is determined as a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be required by Wells Fargo.

Borrowings under the Facility will generally accrue interest at a margin of 0.25% over a base rate determined by Wells Fargo from time to time, or, at our election, 2.00% over (the London Interbank Offered Rate (“LIBOR”).  The Facility provides for letters of credit for up to a sublimit of $2 million to be used in connection with inventory purchases and includes an unused line fee on the unused portion of the Facility. Our obligations under the Facility are secured by a lien on substantially all of our personal property.

The outstanding balances under the Facility are classified as current liabilities in the accompanying consolidated balance sheets because we are required to apply daily lock-box receipts to reduce the amount outstanding.

The Facility contains events of default customary for credit facilities of this type.  Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to Wells Fargo, the obligations under the line may be accelerated, outstanding letters of credit may be required to be cash collateralized and the lenders may exercise remedies to collect the balance due, including to foreclose on the collateral.

Our inventory consists of party supplies which are valued at the lower of weighted-average cost or market, which approximates FIFO (first-in, first-out) and are reduced or increased by adjustments including vendor rebates and discounts and freight costs.  Our Facility availability calculation allows us to borrow against “acceptable inventory at cost”, which is based on our inventory at cost and applies adjustments that Wells Fargo has approved, which may be different than adjustments we use for valuing our inventory in our financial statements, such as the adjustment to reserve for inventory shortage.  The amount of “acceptable inventory at cost” was approximately $16,174,881 at December 31, 2011.

Our accounts receivable consist primarily of credit card receivables and vendor rebates receivable.  Our Facility availability calculation allows us to borrow against “eligible credit card receivables”, which are the credit card receivables for the previous two to three days of business.  The amount of “eligible credit card receivables” was approximately $382,384 at December 31, 2011.

Our total borrowing base is determined by adding the “acceptable inventory at cost” times an agreed upon advance rate plus the “eligible credit card receivables” times an agreed upon advance rate but not to exceed our established credit limit, which was $12,500,000 at December 31, 2011.  Under the terms of the Facility, our $12,500,000 credit limit was further reduced by (1) a minimum availability block, (2) customer deposits, (3) gift certificates, (4) merchandise credits and (5) outstanding letters of credit. The amounts outstanding under the Facility were $5,366,512 at December 31, 2011 and $3,102,213 at December 25, 2010, an increase of $2,264,299. Our additional availability was $3,129,457 at December 31, 2011 and $3,672,581 at December 25, 2010.

The Facility has financial covenants that are limited to minimum availability and capital expenditures and contains various restrictive covenants, such as incurrence, payment or entry into certain indebtedness, liens, investments, acquisitions, mergers, dispositions and dividends.  Under the Facility, we are required to maintain a minimum availability of 7.5% of the credit limit, except for the period January 1, 2012 through April 30, 2012, during which time the minimum availability is zero. The Facility also requires us to limit our capital expenditures to within 110% of those amounts included in our business plan, which may be updated from time to time.  At December 31, 2011, we were in compliance with these financial covenants.

Supply Agreement with Amscan

Our Supply Agreement with Amscan gives us the right to receive more favorable pricing terms over the term of the Supply Agreement than generally were available to us under our previous terms with Amscan.  In exchange, the Supply Agreement obligates us to purchase increased levels of merchandise from Amscan.  Beginning with calendar year 2008, the Supply Agreement requires us to purchase on an annual basis merchandise equal to the total number of our stores, excluding temporary stores, open during such calendar year, multiplied by $180,000.  The Supply Agreement extends until December 31, 2013.

The Supply Agreement provides for penalties in the event we fail to attain the annual purchase commitment that would require us to pay Amscan the difference between the purchases for that year and the annual purchase commitment for that year. Under the terms of the Supply Agreement, the annual purchase commitment for any individual year can be reduced for orders placed by us but not filled by Amscan. Our purchases for 2009 fell short of the annual commitment by approximately $368,000, which unfilled commitment was rolled into 2010 and 2011. Our purchases for 2010 exceeded the minimum purchase amount commitments plus the 2009 short fall of $368,000. Our purchases for 2011also exceeded the minimum purchase amount commitments.  The Company is not aware of any reason that would prevent it from meeting the minimum purchase requirements for the remainder of 2012 or for 2013.  Although we do not expect to incur any penalties under this Supply Agreement, if they were to occur, there could be a material adverse effect on our uses and sources of cash.

Operating, Investing and Financing Activities

Our operating activities used $1,043,212 in 2011 compared to providing $557,327 in 2010, a decrease of $1,600,539.  The decrease in cash provided by operating activities was primarily due to the decrease in net income in 2011.

We used $910,782 in investing activities in 2011 compared to $1,213,151 in 2010, a decrease of $302,369.  The cash invested in 2011 was primarily for fixtures and equipment for our new Manchester, CT store, network infrastructure and point of sale register upgrades as well as existing store improvements.  The cash invested in 2010 was primarily due to the new store opening in Boston, MA, the opening of eleven temporary Halloween stores, point of sale register updates in our retail stores and other store improvements.

Financing activities provided $1,954,994 in financing activities in 2011 compared to $657,424 during 2010, an increase of $1,297,570.  The increase was primarily due to increased net borrowings on the line of credit during 2011 compared to 2010.

Contractual Obligations

Contractual obligations at December 31, 2011 were as follows:

	Payments Due By Period
		Within	Within
	Within	2 - 3	4 - 5	After
	1 Year	Years	Years	5 Years	Total
Line of credit	$5,372,634	$-	$-	$-	$5,372,634
Capital lease obligations	5,700	-	-	-	5,700
Supply agreement	9,360,000	9,360,000	-	-	18,720,000
Operating leases (including retail space leases)	9,827,368	15,592,989	9,941,543	9,266,383	44,628,283
Total contractual obligations	$24,565,702	$24,952,989	$9,941,543	$9,266,383	$68,726,617

The outstanding balances under the Facility, or line of credit, are classified as current liabilities in the accompanying consolidated balance sheets since we are required to apply daily lock box receipts to reduce the amount outstanding.  In addition, at December 31, 2011, we had outstanding purchase orders totaling approximately $3,369,647 for the acquisition of inventory and non-inventory items that were scheduled for delivery after December 31, 2011.

Acquisitions

We operate in a largely un-branded market that has many small businesses.  As a result, we have considered, and may continue to consider, growing our business through acquisitions of other entities.  Our growth strategy for 2012 and beyond includes expanding and targeting the temporary Halloween store aspect of our business, opening new stores, relocating or consolidating existing stores, reviewing potential acquisition of other entities, and developing our e-commerce site.

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

 In 2011, we acquired a store location in Manchester, CT from a competitor. In January 2012, we closed our older store in the Manchester, CT market. We did not complete any acquisitions in 2010, although we opened eleven temporary Halloween stores and opened two new stores in Boston, MA.

Stockholder Rights Plan

On October 7, 2011, the Board of Directors of the Company adopted a new shareholder rights plan (the “Rights Plan”). The Rights Plan replaced the Company’s prior shareholder rights plan which expired on November 9, 2011.  Under the Rights Plan, each share of our capital stock outstanding at the close of business on November 9, 2011 and each share of our capital stock issued subsequent to that date has a right associated with it, such that each share of our common stock is entitled to one right and each share of our preferred stock is entitled to such number of rights equal to the number of common shares into which it is convertible.  The rights will become exercisable only in the event that, with certain exceptions, an acquiring party accumulates 10 percent or more of our outstanding voting stock or if a party publicly announces an offer to acquire 15 percent or more of our outstanding voting stock, which is not previously approved by our Board.  The rights expire on November 9, 2021.  When exercisable, each right entitles the holder to purchase from us one one-hundredth of a share of a new series of Series H junior preferred stock at an initial purchase price of $2.00, subject to adjustment.  In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either iParty Corp. stock or shares in an “acquiring entity” at half of market value.  We generally will be entitled to redeem the rights at $0.001 per right at any time until the tenth day following the acquisition by any person or group of 10 percent or more of our outstanding voting stock.  Until a right is exercised, the holder of a right will have no rights as a stockholder of iParty solely by virtue of being a rights holder, including, without limitation, the right to vote or receive dividends.

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

Geographic Concentration

We currently operate a total of 52 stores, 47 of which are located in New England and 5 of which are located in Florida. As a result, a severe or prolonged regional recession or regional changes in demographics, employment levels, population, weather patterns, real estate market conditions, consumer confidence and spending patterns or other factors specific to the New England region or in Florida may adversely affect us more than a company that is more geographically diverse.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section of this report. See “Index to Consolidated Financial Statements” on page F−1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)         Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer and the Chief Financial Officer of iParty (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2011, the end of the fiscal year to which this report relates, that iParty's disclosure controls and procedures: are effective to ensure that information required to be disclosed by iParty in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by iParty in such reports is accumulated and communicated to iParty's management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.  iParty’s disclosure controls and procedures were designed to provide a reasonable level of assurance of reaching iParty’s disclosure requirements and are effective in reaching that level of assurance.

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

Our management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2011. This evaluation was based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”). Based on its assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

(d)         Changes in Internal Controls.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is contained in our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2011.  Such information is hereby incorporated by reference.

We have adopted a written code of business conduct and ethics that applies to all our directors, officers and employees, a copy of which is located on the Investor Relations page of our website which is located at www.iparty.com.  We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics on that same page of our website.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item is contained in our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2011.  Such information is hereby incorporated by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is contained in our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2011.  Such information is hereby incorporated by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is contained in our Definitive Proxy statement for our 2012 Annual Meeting of Stockholders, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2011.  Such information is hereby incorporated by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is contained in our Definitive Proxy statement for our 2012 Annual Meeting of Stockholders, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2011.  Such information is hereby incorporated by reference.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial statements:

For a listing of consolidated financial statements which are included in this document, see page F−1.

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

Dated:   March 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ SAL PERISANO	Chairman of the Board and	March 28, 2012
Sal Perisano	Chief Executive Officer
(Principal Executive Officer)

/s/ DAVID ROBERTSON	Chief Financial Officer	March 28, 2012
David Robertson	(Principal Financial Officer and
Principal Accounting Officer)

/s/ DANIEL DE WOLF	Director	March 28, 2012
Daniel De Wolf

/s/ FRANK HAYDU	Director	March 28, 2012
Frank Haydu

/s/ JOSEPH VASSALLUZZO	Director	March 28, 2012
Joe Vassalluzzo

iPARTY CORP.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying notes are an integral part of these Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
iParty Corp.

We have audited the accompanying consolidated balance sheets of iParty Corp. as of December 31, 2011 and December 25, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iParty Corp. at December 31, 2011 and December 25, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 28, 2012

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED BALANCE SHEETS

	Dec 31, 2011	Dec 25, 2010
ASSETS
Current assets:
Cash	$63,650	$62,650
Restricted cash	819,604	616,742
Accounts receivable	1,377,234	626,181
Inventories	15,965,507	14,950,933
Prepaid expenses and other assets	1,415,780	253,749
Deferred income tax asset	46,762	95,163
Total current assets	19,688,537	16,605,418
Property and equipment, net	2,664,086	3,000,798
Intangible assets, net	626,900	934,477
Other assets	333,731	264,179
Deferred income tax asset	540,841	476,354
Total assets	$23,854,095	$21,281,226

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and book overdrafts	$5,970,015	$4,572,147
Accrued expenses	2,295,467	2,254,049
Warrant liability	-	10,000
Current portion of capital lease obligations	4,613	9,228
Borrowings under line of credit	5,366,512	3,102,213
Total current liabilities	13,636,607	9,947,637

Long-term liabilities:
Capital lease obligations, net of current portion	-	4,613
Deferred rent	1,504,973	1,517,157

Commitments and contingencies

Stockholders' equity:
Convertible preferred stock - $.001 par value; 10,000,000 shares authorized,
Series B convertible preferred stock - 1,150,000 shares authorized; 420,408 and 421,218 shares issued and outstanding at December 31, 2011 and December 25, 2010, respectively
(aggregate liquidation value of $8,408,160 at December 31, 2011)	6,255,671	6,267,724
Series C convertible preferred stock - 100,000 shares authorized, issued and outstanding
(aggregate liquidation value of $2,000,000 at December 31, 2011)	1,492,000	1,492,000
Series D convertible preferred stock - 250,000 shares authorized, issued and outstanding
(aggregate liquidation value of $5,000,000 at December 31, 2011)	3,652,500	3,652,500
Series E convertible preferred stock - 533,333 shares authorized; 296,666 shares issued
and outstanding (aggregate liquidation value of $1,112,497 at December 31, 2011)	1,112,497	1,112,497
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding
(aggregate liquidation value of $500,000 at December 31, 2011)	500,000	500,000
Total convertible preferred stock	13,012,668	13,024,721

Common stock - $.001 par value; 150,000,000 shares authorized; 24,408,594 and 24,294,493
shares issued and outstanding at December 31, 2011 and December 25, 2010, respectively	24,409	24,294

Additional paid-in capital	52,987,574	52,760,302
Accumulated deficit	(57,312,136)	(55,997,498)
Total stockholders' equity	8,712,515	9,811,819

Total liabilities and stockholders' equity	$23,854,095	$21,281,226

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the periods ended
	Dec 31, 2011	Dec 25, 2010	Dec 26, 2009
	53 weeks	52 weeks	52 weeks
Revenues	$80,882,751	$81,291,429	$78,595,088
Operating costs:
Cost of products sold and occupancy costs	49,147,010	49,023,399	46,557,039
Marketing and sales	25,509,559	24,927,511	23,703,308
General and administrative	6,834,443	6,852,763	6,935,049
Flood loss	398,751	-	-

Operating (loss) income	(1,007,012)	487,756	1,399,692

Change in fair value of warrant liability	17,247	13,275	571
Interest income	58	297	340
Interest expense	(305,588)	(249,492)	(444,801)

Income (loss) before income taxes	(1,295,295)	251,836	955,802

Income taxes (benefit)	19,343	(2,613)	(147,930)

Net income (loss)	$(1,314,638)	$254,449	$1,103,732

Income (loss) per share:
Basic and diluted	$(0.05)	$0.01	$0.03

The accompanying notes are an integral part of these Consolidated Financial Statements.

IPARTY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 27, 2008	1,224,038	$13,647,720	22,731,667	$22,732	$52,095,711	$(57,948,497)	$7,817,666

Issuance of common stock upon conversion of Series B convertible preferred stock	(5,000)	(74,400)	66,980	67	74,333	-	-
Other Series B Adjustments	1,087	16,171	-	-	(16,171)	-	-
Stock based compensation	-	-	-	-	157,757	-	157,757
Change in fair value of warrants	-	-	-	-	(571)	-	(571)
Net income	-	-	-	-	-	1,103,732	1,103,732
Balance December 26, 2009	1,220,125	13,589,491	22,798,647	22,799	52,311,059	(56,844,765)	9,078,584

Issuance of common stock upon conversion of Series B convertible preferred stock	(36,250)	(539,400)	485,606	485	538,915	-	-
Other Series B Adjustments	(1,705)	(25,370)	-	-	25,370	-	-
Stock based compensation	-	-	-	-	250,423	-	250,423
Exercise of stock options	-	-	1,010,240	1,010	250,628	-	251,638
Change in fair value of warrants	-	-	-	-	(2,442)	-	(2,442)
Cumulative effect of warrant reclassification	-	-	-	-	(613,651)	592,818	(20,833)
Net income	-	-	-	-	-	254,449	254,449
Balance December 25, 2010	1,182,170	13,024,721	24,294,493	24,294	52,760,302	(55,997,498)	9,811,819

Issuance of common stock upon conversion of Series B convertible preferred stock	(810)	(12,053)	10,851	11	12,042	-	-
Stock based compensation	-	-	-	-	198,478	-	198,478
Exercise of stock options	-	-	103,250	104	23,999	-	24,103
Change in fair value of warrants	-	-	-	-	(7,247)	-	(7,247)
Net loss	-	-	-	-	-	(1,314,638)	(1,314,638)
Balance December 31, 2011	1,181,360	$13,012,668	24,408,594	$24,409	$52,987,574	$(57,312,136)	$8,712,515

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the periods ended
	Dec 31, 2011	Dec 25, 2010	Dec 26, 2009
	53 weeks	52 weeks	52 weeks
Operating activities:

Net income (loss)	$(1,314,638)	$254,449	$1,103,732
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	1,213,062	1,105,188	1,307,769
Amortization	378,251	757,366	781,719
Deferred rent	(12,184)	(12,100)	79,108
Deferred income taxes	(16,086)	(156,830)	(414,687)
Non cash stock based compensation expense	198,478	250,423	157,757
Loss on disposal of assets	34,432	-	1,430
Non cash warrant expense	-	-	136,367
Change in fair value of warrants	(17,247)	(13,275)	(571)
Changes in operating assets and liabilities:
Accounts receivable	(751,053)	62,325	291,861
Inventories	(1,014,574)	(1,902,829)	(25,962)
Prepaid expenses and other assets	(1,180,938)	(79,056)	103,991
Accounts payable and book overdrafts	1,397,867	687,085	(163,771)
Accrued expenses and other liabilities	41,418	(395,419)	153,513
Net cash (used in) provided by operating activities	(1,043,212)	557,327	3,512,256

Investing activities:
Purchase of property and equipment	(910,782)	(1,213,151)	(525,563)
Net cash used in investing activities	(910,782)	(1,213,151)	(525,563)

Financing activities:
Net borrowings under line of credit	2,264,299	575,231	576,963
Payments for financing costs	(121,319)	-	(255,774)
Principal payments on notes payable	-	(600,000)	(3,012,549)
Decrease (increase) in restricted cash	(202,862)	439,783	(281,168)
Principal payments on capital lease obligations	(9,227)	(9,228)	(13,365)
Proceeds from exercise of stock options	24,103	251,638	-
Net cash provided by (used in) financing activities	1,954,994	657,424	(2,985,893)

Net increase in cash	1,000	1,600	800

Cash, beginning of year	62,650	61,050	60,250

Cash, end of year	$63,650	$62,650	$61,050

Supplemental disclosure of non-cash financing activities:

Cumulative effect of reclassification of warrant from additional paid-in capital	$-	$613,651	$-

Conversion of Series B convertible preferred stock to common stock	$12,053	$539,400	$74,400

Acquisition of assets under capital lease	$-	$-	$29,990

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

1.   THE COMPANY:

Background

The Company's efforts are devoted to the sale of party goods through its retail stores.  At the end of fiscal 2011, the Company had 47 retail stores located throughout New England, with five additional stores located in Florida. In January 2012, the Company reopened its store in West Lebanon, New Hampshire, which had been closed since August 28, 2011due to Tropical Storm Irene. The Company licensed its e-commerce business to a third party in exchange for royalties under a license agreement which was terminated in August 2010. The Company continued to operate an informational web site only thereafter until July 2011, when the Company re-launched its newly redesigned e-commerce site with a full assortment of costume and related merchandise for purchase and shipping via the Internet.  The Company also uses its Internet site to highlight the changing store product assortment and to feature sales flyers, promotions and coupons to increase customer visits to our retail stores.

The stores feature over 20,000 products ranging from greeting cards and balloons to more unique merchandise such as piñatas, gag gifts, masquerade and Hawaiian Luau items.  The Company’s sales are driven by the following events:  Halloween, Christmas, Easter, Valentine’s Day, New Year’s, Independence Day, St. Patrick’s Day, Thanksgiving, and Chanukah and sports championships.  The Company also focuses its business closely on lifetime events such as anniversaries, graduations, birthdays, and bridal or baby showers.  The Company’s business has a seasonal pattern with higher revenues in the second and fourth quarters, reflecting school graduations and Halloween, respectively.

The Company’s fiscal years ended December 31, 2011, December 25, 2010 and December 26, 2009, consisted of 53 weeks, 52 weeks and 52 weeks, respectively.

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

On December 30, 2010, iParty and its wholly-owned subsidiary, iParty Retail Stores Corp., agreed with Party City Corporation, an affiliate of Amscan, Inc. (“Amscan”) one of the Company’s major suppliers, to take over one Party City leased location in Manchester, CT on March 1, 2011.  As part of the store takeover, the Company and Party City entered into an amendment to the Asset Purchase Agreement dated August 7, 2006, to extend the term of the non-compete provisions with Party City and its affiliates contained in the Asset Purchase Agreement from August 7, 2011 until December 31, 2013 and to include the Manchester, CT location as part of the restricted area in the non-compete provisions.

The Company temporarily closed its West Lebanon, New Hampshire store on August 28, 2011 due to damage from severe flooding of the Connecticut River caused by Tropical Storm Irene.  The Company repaired the flood damage and reopened the store in January 2012.

The Company used its existing line of credit to pay off in full the $600,000 Party City Note on August 6, 2010 and the $2.5 million Highbridge Note on September 15, 2009, after which the Company had less availability under the line for working capital and acquisition needs than it would otherwise have had.

On October 14, 2011, the Company and its wholly-owned subsidiary, iParty Retail Stores Corp., as borrowers, and Wells Fargo Bank, National Association (successor by merger to Wells Fargo Retail Finance, LLC) (“Wells Fargo”), as administrative agent and collateral agent, entered into the First Amendment (the “Amendment”) to the Second Amended and Restated Credit Agreement (the “Facility”). The Amendment continues the Facility in the amount of up to $12,500,000 and extends the maturity date of the Facility to October 14, 2016.  The Facility also allows the Company to increase the Facility up to a maximum level of $15,000,000.  The amount of credit that is available from time to time under the Facility continues to be determined as a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be required by Wells Fargo. The Company’s obligations under the Facility, as amended, continue to be secured by a lien on substantially all of the personal property of the Company and its wholly owned subsidiary. As of December 31, 2011, there was $5,366,512 outstanding under the line of credit with additional availability of $3,129,457, which, combined with cash flow from operations, the Company believes to be sufficient to fund its operations, working capital requirements, and capital expenditures for the next twelve months.

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

Concentrations

The Company purchases its inventory from a diverse group of vendors.  Seven suppliers accounted for approximately 49.9% of the Company’s purchases of merchandise for 2011, but the Company does not believe that it is overly dependent upon any single source for its merchandise, often using more than one vendor for similar kinds of products.  The Company entered into a Supply Agreement with its largest supplier, Amscan, Inc. (“Amscan”) on August 7, 2006. Beginning with calendar year 2008, the Supply Agreement requires the Company to purchase on an annual basis merchandise equal to the total number of stores open, excluding temporary stores, during such calendar year, multiplied by $180,000.  The Supply Agreement provides for penalties in the event the Company fails to attain the annual purchase commitment that would require the Company to pay the difference between the purchases for that year and the annual purchase commitment for that year.  Under the terms of the Supply Agreement, the annual purchase commitment for any individual year can be reduced for orders placed by the Company but not filled within a specified time period by the supplier.  The Company’s purchases for 2009 fell short of the required annual commitment by approximately $368,000.  The supplier agreed to allow the Company to roll over any shortfall for the year 2009 into future years’ requirements. The Company’s purchases in 2010 exceeded the minimum purchase requirements for that year in addition to the 2009 shortfall.  The Company’s purchases in 2011 exceeded the minimum purchase requirements for that year.  The Company is not aware of any reason that would prevent it from meeting the minimum purchase requirements during the remaining term of the Supply Agreement.

On December 30, 2010, the Company and Amscan agreed to extend the original expiration date of the Supply Agreement from the original expiration date of December 31, 2012 to December 31, 2013.  In addition, on December 30, 2010, the Company agreed with Party City Corporation (“Party City”), an affiliate of Amscan, to take over one Party City leased location in Manchester, Connecticut on March 1, 2011.  As part of the store takeover, the Company entered into an amendment to the Asset Purchase Agreement dated August 7, 2006 with Party City to extend the term of the non-compete provisions with Party City and its affiliates contained in the Asset Purchase Agreement from August 7, 2011 until December 31, 2013 and to include the Manchester, Connecticut location as part of the restricted area in the non-compete provisions.

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

Cash and Restricted Cash

The Company uses controlled disbursement banking arrangements as part of its cash management program.  Outstanding checks, which were included in accounts payable and book overdrafts, totaled $2,000,025 at December 31, 2011 and $180,055 at December 25, 2010.

Restricted cash represents funds on deposit established for the benefit of and under the control of Wells Fargo, the Company’s lender under its line of credit, and constitutes collateral for amounts outstanding under this line.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments.  The fair value of borrowings under the Company’s line of credit approximates the carrying value because the debt bears interest at a variable market rate.  The fair value of the capital lease obligations approximates the carrying value.  The fair value at December 25, 2010 of the warrants issued in 2006 was determined by using the Black-Scholes model (implied volatility of 40%, risk free rate of 0.2388% and expected life of 0.7233 years) after considering a probability weighted scenario in which the warrant exercise price adjustment scenario was deemed remote.  These warrants expired on September 15, 2011. The fair value at December 31, 2011 of the warrants issued in 2008 was determined by using the Black-Scholes model (implied volatility of 89.74%, risk free rate of 0.12% and expected life of 1.16 years).

Inventories

Inventories consist of party supplies and are valued at the lower of moving weighted-average cost or market which approximates FIFO (first-in, first-out).  The Company records vendor rebates, discounts and certain other adjustments to inventories, including freight costs, and these amounts are recognized in the income statement as the related goods are sold.

Advertising

Advertising costs are expensed upon first showing.  Advertising costs amounted to $2,377,742, $2,471,391 and $2,395,358, for the years ended December 31, 2011, December 25, 2010, and December 26, 2009, respectively.

Deferred Rent

Certain operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreements using the straight-line method, and are included in other liabilities in the accompanying consolidated balance sheets.  Deferred rent was $1,504,973 at December 31, 2011, and $1,517,157 at December 25, 2010.

Net Income (Loss) per Share

Net income (loss) per basic share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding.  The common share equivalents of Series B-F convertible preferred stock are required to be included in the calculation of net income (loss) per basic share in accordance with ASC 260-10-45, Earnings Per Share – Other Presentation Matters. Since the preferred stockholders are entitled to participate in dividends when and if declared by the Board of Directors on the same basis as if the shares of Series B-F convertible preferred stock were converted to common stock, the application of ASC 260-10-45 has no effect on the amount of net income (loss) per basic share of common stock.  For periods with net losses, the Company does not allocate losses to Series B-F convertible preferred stock.

Net income (loss) per diluted share under ASC 260-10-45 is computed by dividing net income (loss) by the weighted-average number of common shares outstanding, plus, if dilutive, the common share equivalents of Series B-F convertible preferred stock on an as if-converted basis, plus the common share equivalents of the “in the money” stock options and warrants as computed by the treasury method.  For the periods with net losses, the Company excludes those common share equivalents since their impact would be anti-dilutive.

The following table sets forth the computation of net income (loss) per basic and diluted share available to common stockholders:

	2011	2010	2009
Common shares	$(1,314,638)	$154,126	$656,663
Convertible preferred Series B-F	-	100,323	447,069
Net income (loss)	$(1,314,638)	$254,449	$1,103,732

Net income (loss) per share
Basic	$(0.05)	$0.01	$0.03
Diluted	$(0.05)	$0.01	$0.03

Weighted-average shares outstanding:
Common shares - basic	24,386,220	23,170,174	22,739,395
Common share equivalents of Series B-F convertible preferred stock	-	15,081,714	15,481,409
If - converted weighted-average shares outstanding	24,386,220	38,251,888	38,220,804

Common share equivalents of "in the money" stock options	516,432	1,029,364	219,685
Common share equivalents of "in the money" warrants	-	-	-
Diluted weighted-average shares outstanding	24,902,652	39,281,252	38,440,489

The common stock equivalents of Series B-F convertible preferred stock calculated on an if converted basis totaled 14,521,687 for the fiscal year ended December 31, 2011. These share amounts have been excluded from net loss per share since their impact would have been anti-dilutive.

The common share equivalents of “out of the money” stock options and warrants which were excluded from the computation of net income (loss) per diluted share available to common stockholders were 5,727,819 and  100,000 in 2011, 4,643,536 and 2,183,334 in 2010 and  8,059,946 and 2,183,334 in 2009, respectively.

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

The stock based compensation expense recognized by the Company was:

	2011	2010	2009
Stock Based Compensation Expense	$198,478	$250,423	$157,757

Stock based compensation expense is included in general and administrative expense and had no impact on cash flow from operations or cash flow from financing activities for the years ended December 31, 2011, December 25, 2010 and December 26, 2009.

On May 27, 2009, the Company’s stockholders approved a new equity incentive plan entitled the 2009 Stock Incentive Plan (the “2009 Plan”).  The Company no longer grants equity awards under its former equity incentive plan,  the Amended and Restated 1998 Incentive and Nonqualified Stock Option Plan (the “1998 Plan” and with the 2009 Plan, the “Plans”).

Under the Company’s Plans, options to acquire shares of common stock may be granted to officers, directors, key employees and consultants.  Under the 2009 Plan, the exercise price for qualified incentive options and non-qualified options cannot be less than the fair market value of the stock on the grant date, as determined by the Company’s Board of Directors. In addition, under the 2009 Plan, other stock-based and performance awards may be granted to officers, directors, key employees and consultants, including stock appreciation rights, restricted stock, and restricted stock units. Under the Plans, a combined total of 11,000,000 shares of common stock or other stock based awards may be granted.  To date, the Company has only issued options for shares under its Plans, which have been granted to employees, directors and consultants of the Company at fair market value at the date of grant.  Of the options that have been issued, options for 1,548,751 shares have been exercised and options for 7,542,459 shares remain outstanding at December 31, 2011.    Generally, employee options become exercisable over periods of up to four years, and expire ten years from the date of grant.

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

The weighted average fair value of the options at the date of the grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2011	2010	2009
Risk-free interest rate	0.76%	2.00%	2.23%
Expected volatility	114.2%	109.2%	109.5%
Weighted average expected life (in years)	5.27	6.00	6.25
Expected dividends	0.00%	0.00%	0.00%

The total fair value of shares vested during 2011 was $202,795.  The remaining unrecognized stock based compensation expense related to unvested awards at December 31, 2011 was $251,012 and the period of time over which this expense will be recognized is 2.4 years.

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

Intangible assets as of December 31, 2011 and December 25, 2010 were:

	Dec 31, 2011	Dec 25, 2010
Non-compete agreement	$2,358,540	$2,358,540
Lease valuation	944,716	944,716
Other	157,855	157,855

Intangible assets	3,461,111	3,461,111

Less: accumulated amortization	(2,834,211)	(2,526,634)

Intangible assets, net	$626,900	$934,477

Non-compete agreements are amortized based on the pattern of their expected cash flow benefits.  Occupancy valuations are amortized on a straight line basis over the terms of the related leases.  Amortization expense for these intangible assets was $307, 577 in 2011, $672,108 in 2010, and $697,107 in 2009, respectively.  The non-compete agreement amortization expense is included in general and administrative expense on the Consolidated Statements of Operations.  The lease valuation amortization expense is included in cost of goods sold and occupancy costs.

Future amortization expense related to these intangible assets as of December 31, 2011:

Year	Amount
2012	$320,541
2013	208,761
2014	59,848
2015	37,750
Total	$626,900

Accounting for the Impairment of Long-Lived Assets

The Company reviews each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  The Company’s review considers store operating results, future sales growth and cash flows. The Company has determined that one of our retail stores is impaired due to underperforming sales.  As a result of this impairment, a charge of approximately $26,000 was recorded to reduce to fair value ($0) the remaining carrying value of the property and equipment  utilized in this store. The Company is not aware of any impairment indicators for any of our remaining stores at December 31, 2011.

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – observable inputs other than quoted prices in active markets for identical assets or liabilities

Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions

The only assets and liabilities subject to fair value measurement standards at December 31, 2011 and December 25, 2010 are cash and restricted cash which are based on Level 1 inputs, the warrant liability which is based on Level 2 inputs and certain impaired assets at one of the Company’s retail stores which are based on Level 3 inputs.

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Update No. 2011-10 Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate – a Scope Clarification (a consensus of the FASB Emerging Issues Task Force)  Update No. 2011-10 will be effective for financial statements issued for fiscal years and interim periods beginning on or after June 15, 2012.  The Company does not expect the adoption of Update No. 2011-10 (Topic 360) to have a material effect on its consolidated financial statements.

In December 2011, FASB issued Update No. 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of their financial statements to understand the effect of those arrangements on their financial position.   Update No. 2011-11 will be effective for financial statements issued for fiscal years and interim periods beginning after January 1, 2013.    The Company does not expect the adoption of Update No. 2011-11 (Topic 210) to have a material effect on its consolidated financial statements.

Reclassifications

Certain amounts within the consolidated financial statements have been reclassified in the prior years to conform to the current year presentation.

3.   PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	Dec 31, 2011	Dec 25, 2010
Leasehold improvements	$4,257,533	$4,015,855
Furniture and fixtures	3,438,953	3,306,277
Equipment under capital leases	1,308,665	1,313,356
Computer hardware and software	2,480,328	2,152,378
Equipment	757,579	733,167

Property and equipment	12,243,058	11,521,033
Less accumulated depreciation	(9,578,972)	(8,520,235)

Property and equipment, net	$2,664,086	$3,000,798

The depreciation expense related to property and equipment at December 31, 2011, December 25, 2010 and December 26, 2009 was $1,213,062, $1,105,188, and $1,307,769, respectively.

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

The original cost of assets under capital leases was $1,308,665 at December 31, 2011 and $1,313,356 at December 25, 2010.  The accumulated amortization of assets under capital leases at December 31, 2011 and December 25, 2010 was $1,304,164 and $1,299,473, respectively.  The amortization related to those assets under capital lease is included in depreciation expense.

At December 31, 2011, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year were as follows:

Year	Operating
2012	$9,827,368
2013	8,459,676
2014	7,133,313
2015	5,666,066
2016	4,275,477
Thereafter	9,266,382
Total future minimum lease payments	$44,628,282

The Company’s rental expense under operating leases amounted to $10,276,490 in 2011, $9,910,881 in 2010 and $9,471,472 in 2009.  Included in these amounts are contingent rentals totaling $84,145 in 2011, $96,235 in 2010 and $91,526 in 2009.

5.   INCOME TAXES:

A reconciliation of the effective income tax rate with the federal statutory rate is as follows:

	2011	2010	2009
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	1.5%	25.8%	8.3%
Permanent differences	-5.7%	33.8%	10.8%
Release of valuation allowance	-4.6%	-52.7%	-36.0%
Net operating loss deduction and other	-26.7%	-41.9%	-32.6%
Effective tax rate	-1.5%	-1.0%	-15.5%

The Company’s provision for state taxes exceeds the average statutory rate net of federal tax benefit because of permanent and temporary differences, for which valuation allowances have been provided, between taxable and book income, including amounts associated with stock based compensation expense, depreciation, and note payable discount amortization.

Deferred tax assets consist of the following:

	2011	2010
Net operating loss carryforwards	$5,669,978	$5,578,860
Inventory	534,002	327,565
Deferred rent	590,413	586,717
Accrued compensation	70,840	30,324
Accrued expenses	1,468	-
Intangible assets	665,410	632,821
Deferred compensation	55,737	46,308
Gift cards and store credits	60,634	54,354
Property and equipment	732,295	670,477
	8,380,777	7,927,426
Less valuation allowance	(7,793,174)	(7,355,909)
Net deferred tax asset	$587,603	$571,517

The Company has historically recorded a valuation allowance against its deferred tax assets because of the uncertainty regarding the realizability of these assets against future taxable income.  Beginning in fiscal 2010, the Company reduced the valuation allowance based on its judgment of the likelihood of sufficient pretax accounting income and taxable income in fiscal 2012 and subsequent years. However, the Company believes that it is prudent to maintain a valuation allowance against its remaining deferred tax assets until establishment of a longer history of profitability.

The significant components of income tax expense (benefit) are as follows:

	Year Ended
	Dec 31, 2011	Dec 25, 2010	Dec 26, 2009

Current:
Federal	$6,057	$19,224	$39,212
State	29,372	134,993	227,545
Total Current	35,429	154,217	266,757

Deferred
Federal	(352,548)	161,393	383,135
State	(100,803)	(64,799)	(127,158)
Total Deferred	(453,351)	96,594	255,977

Increase (decrease) in valuation allowance	437,265	(253,424)	(670,664)

Net deferred	(16,086)	(156,830)	(414,687)

Total income taxes (benefit)	$19,343	$(2,613)	$(147,930)

The Company generated approximately $424,148 of net operating loss carryforwards in 2011 and used approximately $1,661,286 in 2010.

As of December 31, 2011, the Company has estimated federal net operating loss carryforwards of approximately $16.6 million, which begin to expire in 2020.  In accordance with Section 382 of the Internal Revenue Code, the use of some of these carryforwards may be subject to annual limitations based upon ownership changes of the Company’s stock which may have occurred or that may occur.

The Company made cash payments for state income taxes of $203,182  in 2011, $361,300 in 2010 and $90,900 in 2009.  The Company made cash payments for federal income taxes of $23,766 in 2011, $49,584 in 2010 and $8,400 in 2009.

At December 31, 2011, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were $2,466 and $2,910 for the year ended December 25, 2010 and the year ended December 26, 2009, respectively.

Tax years 2008 through 2011 are subject to examination by the federal and state taxing authorities. The 2007 federal income tax examination has been completed.

6.   CONTRACTUAL ARRANGEMENTS:

License Arrangement

Beginning on July 8, 2003 and until August 20, 2010, the Company had an agreement with Taymark, a direct marketer of party supplies, to license the iparty.com name to Taymark, which operated the website at www.iparty.com.  Under the agreement, Taymark paid the Company a 15% royalty on all net sales realized through its operation of www.iparty.com.  Royalties had not been material in 2009 or 2010.

7.   RELATED PARTY TRANSACTIONS:

On May 27, 2009, the Company’s Board of Directors approved the payment of up to $60,000 to Joseph Vassalluzzo, a Director of the Company, for services as a part-time consultant for a one-year period.  As of December 31, 2011, the full amount had been earned and paid.

On June 2, 2010, the Company’s Board of Directors approved the payment of up to $61,800 to Joseph Vassalluzzo, a Director of the Company, for services as a part-time consultant for a one-year period.  As of December 31, 2011, the full amount had been earned and paid.

On June 10, 2011, the Company’s Board of Directors approved the payment of up to $61,800 to Joseph Vassalluzzo, a Director of the Company, for services as a part-time consultant for a one-year period.  As of December 31, 2011, $30,900 had been earned and paid.

8.   LINE OF CREDIT:

On October 14, 2011, the Company and its wholly owned subsidiary, as borrowers, entered into the First Amendment (the “Amendment”) to the Second Amended and Restated Credit Agreement by and among the Company, its wholly owned subsidiary, and Wells Fargo Bank, National Association, as administrative agent and collateral agent, (the “Facility”). The Amendment continues the Facility in the amount of up to $12,500,000 and extends the maturity date of the Facility to October 14, 2016. The Facility also allows the Company to increase the Facility up to a maximum level of $15,000,000. The amount of credit that is available from time to time under the Facility continues to be determined as a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, reduced by certain reserve amounts that may be required by Wells Fargo.

The Facility, as amended, provides for interest of 0.25% above Wells Fargo’s base rate, or, at the Company’s election, 2.00% above the London Interbank Offered Rate (“LIBOR”). The Facility also provides for letters of credit for up to a sublimit of $2 million to be used in connection with inventory purchases and includes an unused line fee on the unused portion of the revolving credit line. Our obligations under the line continue to be secured by a lien on substantially all of our personal property. The obligations of the Company under the Facility are secured by a lien on substantially all its personal property.

The Facility contains a number of restrictive covenants, such as incurrence, payment or entry into certain indebtedness, liens, investments, acquisitions, mergers, dispositions and dividends. The Facility contains events of default customary for credit facilities of this type.  Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to Wells Fargo, the obligations under the Facility may be accelerated, outstanding letters of credit may be required to be cash collateralized and Wells Fargo may exercise remedies to collect the balance due, including to foreclose on the collateral.

The Facility includes a financial covenant requiring the Company to maintain a minimum availability under the line of 7.5% of the credit limit, except for the period from January 1, 2012 through April 30, 2012, during which period the minimum availability is zero.  At the current credit limit of $12,500,000, the minimum availability is $937,500.  The Facility also has a covenant that requires the Company to limit its capital expenditures to within 110% of those amounts included in its business plan, which may be updated from time to time.  For fiscal years ended December 31, 2011 and December 25, 2010, the Company was in compliance with all debt covenants.  The Agreement also includes a 0.375% unused line fee.  The line generally prohibits the payment of any dividends or other distributions to any of the Company’s classes of capital stock.

The amounts outstanding under the Facility as of December 31, 2011 and December 25, 2010 were $5,366,512 and $3,102,213, respectively.  The interest rate on these borrowings was 2.8% at December 31, 2011 and  6.25% at December 25, 2010.  The outstanding balances under the Facility are classified as current liabilities in the accompanying consolidated balance sheets since the Company is required to apply daily lock box receipts to reduce the amount outstanding.  At December 31, 2011, the Company had $3,129,457 of additional availability under the Facility.

9.   NOTES PAYABLE:

Notes payable, all of which have been fully paid as of December 25, 2010, consisted of three notes entered into in fiscal 2006.

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

Total cash payments for interest under the Company’s line of credit, notes payable and capital leases totaled $376,530 in 2011, $261,345 in 2010 and $316,692 in 2009.

10.  PREFERRED STOCK:

The following table summarizes the changes in the number of shares of convertible preferred stock during the past two years:

	Shares		Shares		Shares
	Issued	Conversions	Issued	Conversions	Issued
	and	to	and	to	and
	Outstanding	Common	Outstanding	Common	Outstanding
	as of 12/31/11	Stock	as of 12/25/10	Stock	as of 12/26/09
Series B convertible preferred stock	420,408	(810)	421,218	(37,955)	459,173
Series C convertible preferred stock	100,000	-	100,000	-	100,000
Series D convertible preferred stock	250,000	-	250,000	-	250,000
Series E convertible preferred stock	296,666	-	296,666	-	296,666
Series F convertible preferred stock	114,286	-	114,286	-	114,286
Total	1,181,360	(810)	1,182,170	(37,955)	1,220,125

Series B Convertible Preferred Stock

The shares of Series B convertible preferred stock are immediately convertible into 5,431,671 shares of common stock on a 1.000 to 12.920 ratio at December 31, 2011, and carry an aggregate liquidation value of $8,408,160 (equivalent to $1.548 per common share issuable upon conversion) at December 31, 2011.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Certificate of Incorporation, as amended, at a price below the conversion price.  The Series B convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the Company consummates a secondary public offering resulting in gross proceeds to the Company of at least $10,000,000.

In the event of liquidation, the holders of Series B convertible preferred stock have preference to holders of the Company's common stock, and are pari passu with the Company's Series C, D, E and F convertible preferred stock.

Holders of Series B convertible preferred stock are entitled to 13 votes per share (i.e., one vote for each whole number of shares of common stock into which each such share is presently convertible) on all matters submitted to a vote of the Company's stockholders and are entitled to participate in dividends when and if declared by the Board of Directors.

Series C Convertible Preferred Stock

The shares of Series C convertible preferred stock are immediately convertible into 1,315,800 shares of common stock on a 1.000 to 13.158 ratio at December 31, 2011, and carry an aggregate liquidation value of $2,000,000 (equivalent to $1.520 per common share issuable upon conversion) at December 31, 2011.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Certificate of Incorporation, as amended, at a price below the conversion price.  The Series C convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the Company consummates a secondary public offering resulting in gross proceeds to the Company of at least $10,000,000.

In the event of liquidation, the holders of Series C convertible preferred stock have preference to holders of the Company's common stock, and are pari passu with the Company's Series B, D, E and F convertible preferred stock.

Holders of Series C convertible preferred stock are entitled to 13 votes per share (i.e., one vote for each whole number of shares of common stock into which each such share is presently convertible) on all matters submitted to a vote of the Company's stockholders and are entitled to participate in dividends when and if declared by the Board of Directors.

Series D Convertible Preferred Stock

The shares of Series D convertible preferred stock are immediately convertible into 3,516,250 shares of common stock on a 1.000 to 14.065 ratio at December 31, 2011, and carry an aggregate liquidation value of $5,000,000 (equivalent to $1.422 per common share issuable upon conversion) at December 31, 2011.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Certificate of Incorporation, as amended, at a price below the conversion price.  The Series D convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the Company consummates a secondary public offering resulting in gross proceeds to the Company of at least $10,000,000.

In the event of liquidation, the holders of Series D convertible preferred stock have preference to holders of the Company's common stock, and are pari passu with the Company's Series B, C, E and F convertible preferred stock.

Holders of Series D convertible preferred stock are entitled to 14 votes per share (i.e., one vote for each whole number of shares of common stock into which each such share is presently convertible) on all matters submitted to a vote of the Company's stockholders and are entitled to participate in dividends when and if declared by the Board of Directors.

Series E Convertible Preferred Stock

The shares of Series E convertible preferred stock are immediately convertible into 3,073,163 shares of common stock on a 1.000 to 10.359 ratio at December 31, 2011, and carry an aggregate liquidation value of $1,112,497 (equivalent to $0.362 per common share issuable upon conversion) at December 31, 2011.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Certificate of Incorporation, as amended, at a price below the conversion price.  The Series E convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the average closing bid price of the common stock equals or exceeds $10.00 per share for 20 days within any 30-day period.

In the event of liquidation, the holders of Series E convertible preferred stock have preference to holders of the Company's common stock, and are pari passu with the Company's Series B, C, D and F convertible preferred stock.

Holders of Series E convertible preferred stock are entitled to 10 votes per share (i.e., one vote for each whole number of shares of common stock into which each such share is presently convertible) on all matters submitted to a vote of the Company's stockholders and are entitled to participate in dividends when and if declared by the Board of Directors.

Series F Convertible Preferred Stock

The shares of Series F convertible preferred stock are immediately convertible into 1,184,803 shares of common stock on a 1.000 to 10.367 ratio at December 31, 2011, and carry an aggregate liquidation value of $500,000 (equivalent to $0.422 per common share issuable upon conversion) at December 31, 2011.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Certificate of Incorporation, as amended, at a price below the conversion price.  The Series F convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the average closing bid price of the common stock equals or exceeds $10.00 per share for 20 days within any 30-day period.

In the event of liquidation, the holders of Series F convertible preferred stock have preference to holders of the Company's common stock, and are pari passu with the Company's Series B, C, D and E convertible preferred stock.

Holders of Series F preferred stock are entitled to 10 votes per share (i.e., one vote for each whole number of shares of common stock into which each such share is presently convertible) on all matters submitted to a vote of the Company's stockholders and are entitled to participate in dividends when and if declared by the Board of Directors.

Highbridge Warrant Anti-Dilution Shares

On September 15, 2006, the Company entered into a Securities Purchase Agreement pursuant to which it raised $2.5 million through a combination of subordinated debt and warrant issued on September 15, 2006 to Highbridge, an institutional accredited investor.  Under the terms of the financing, the Company issued Highbridge a warrant (the “Highbridge Warrant”) exercisable through September 15, 2011 for 2,083,334 shares of its common stock at an exercise price of $0.475 per share, or 125% of the closing price of the Company’s common stock on the day immediately prior to the closing of the transaction.  The issuance of the Highbridge Warrant triggered certain anti-dilution provisions of the Company’s Series B, C, and D convertible preferred stock.  Upon the expiration of the Highbridge Warrant on September 15, 2011, the conversion prices of the Series B, C, and D convertible preferred stock were recomputed to reflect the reversal of the anti-dilution adjustment calculated at the warrant’s issuance in 2006. As a result, the outstanding shares of these series of preferred stock are now convertible into approximately 385,514 fewer shares of common stock.  The expiration of the Highbridge Warrant had no impact on the Series E or F convertible preferred stock or any of the other outstanding warrants.

Accretion of Dividends in the Event of Liquidation

The carrying values of Series B through F convertible preferred stock have been determined based on their fair market values at the original dates of issuance.  In certain cases, warrants were issued to which the Company allocated value and included in additional paid in capital.  Should such a liquidation event occur, the difference between the carrying value of the convertible preferred stock and their liquidation value will be accreted.  This amount was $4,007,988 on December 31, 2011.

11.  WARRANTS:

At December 31, 2011, there were warrants outstanding which were exercisable for 100,000 shares of the Company’s common stock.  These warrants were issued in connection with a professional service contract. During the year, the Highbridge Warrant expired unexercised.

Each of these warrants is described below.

Highbridge Warrant

On September 15, 2006, the Company entered into a Securities Purchase Agreement pursuant to which it raised $2.5 million through a combination of subordinated debt and warrant issued on September 15, 2006 to Highbridge, an institutional accredited investor.  The terms of the financing included the issuance of the Highbridge Warrant.  The Company allocated approximately $613,651 of value to the Highbridge Warrant using the Black-Scholes model with volatility of 108%, interest of 4.73% and expected life of five years.  The Highbridge Warrant was amortized using the effective interest method over the life of the Highbridge Note.  The Highbridge Warrant was fully amortized as of December 26, 2009.   In connection with the issuance of the Warrant, which expired unexercised on September 15, 2011, the Company was required to file with the SEC a Registration Statement on Form S-3 covering the resale of all of the shares of common stock underlying the Highbridge Warrant and  maintain the effectiveness of the Registration Statement.  In the event that the Company failed to maintain the effectiveness of the Registration Statement, it would be subject to certain cash penalties in the amount of 1% of the face amount of the Highbridge Note on the initial day of such a failure and an additional 1% for each 30 days thereafter, up to a maximum of 10% of the face amount of the Highbridge Note. The Company incurred no penalty related to the registration rights agreement.

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

The Company evaluated the effect of making such a reclassification as of the date of adoption on its financial condition as of December 28, 2008 (the first day of fiscal 2009) and the effect of recognizing the change in the value of the Warrant in its operating results as of each quarterly and annual reporting period for fiscal 2009 and 2010.  As a result, the Company concluded that the effects of the reclassification upon adoption, to be effected as an adjustment to retained earnings, and the effect upon each quarterly and annual reporting period, was not material.  Consequently, the Company recognized the cumulative effects of these adjustments in the Company’s fourth quarter of 2010 as an immaterial correction of an error, which is reflected in the accompanying consolidated financial statements for the year ended December 25, 2010.

Upon the expiration of the Highbridge Warrant on September 15, 2011, the conversion prices of the Series B, C, and D convertible preferred stock were recomputed to reflect the reversal of the anti-dilution adjustment calculated at the warrant’s issuance in 2006.    The expiration of the Highbridge Warrant had no impact on the Series E or F convertible preferred stock or any of the other outstanding warrants.

Booke and Company Warrant

On February 28, 2008, the Company entered into an agreement with Booke and Company, Inc. for investor relations services. In connection with that agreement, the Company issued warrants to purchase 100,000 shares of its common stock at an exercise price of $1.50 per share. The warrants expire on February 28, 2013. The Company determined the fair value of the 2008 warrants to be $70 at December 31, 2011 by using the Black-Scholes model (volatility of 89.74%, risk free rate of 0.12% and expected life of 1.16 years). The fair value of the 2008 warrants was amortized over their vesting period of one year.

The following table summarizes the Company’s outstanding warrants at December 31, 2011:

Shares Issuable	Exercise Price	Expiration Date
100,000	$1.50	02/28/13

12.  STOCK OPTION PLANS:

 Under the Plans, a combined total of 11,000,000 shares of common stock or other stock based awards may be granted.  To date, the Company has only issued options under its Plans, which have been granted to employees, directors and consultants of the Company at fair market value at the date of grant, as determined by the Company’s Board of Directors.  Generally, employee options become exercisable over periods of up to four years, and expire ten years from the date of grant. Following the stockholder approval of the 2009 Plan on May 27, 2009, the Company stopped granting awards under its 1998 Plan.

A summary of the Company’s stock options is as follows:

	Number of
	Shares of	Weighted
	Common Stock	Average
	Underlying	Exercise	Price
	Stock Options	Price	Range
Outstanding - December 25, 2010	9,023,357	$0.38	$0.07	-	$1.33
Granted	817,100	0.28	0.28	-	0.28
Expired/Forfeited	(2,194,748)	0.25	0.14	-	1.33
Exercised	(103,250)	0.23	0.13	-	0.26

Outstanding - December 31, 2011	7,542,459	0.41	0.07	-	1.33

Exercisable - December 31, 2011	6,277,681	$0.44	$0.07	-	$1.33

Available for grant - December 31, 2011	1,908,790

The following table summarizes information for options outstanding and exercisable at December 31, 2011:

			Outstanding			Exercisable
			Number of	Weighted
			Shares of	Average	Weighted	Number	Weighted
			Common Stock	Remaining	Average	of	Average
			Underlying	Life	Exercise	Stock	Exercise
Price Range			Stock Options	(Years)	Price	Options	Price
$0.07	-	$0.20	1,285,360	7.27	$0.11	1,136,093	$0.11
0.21	-	0.30	2,185,769	8.58	0.28	1,163,093	0.28
0.31	-	0.50	2,269,422	4.03	0.39	2,176,587	0.39
0.51	-	1.00	1,764,908	2.58	0.81	1,764,908	0.81
$1.01	-	$1.33	37,000	1.99	1.12	37,000	1.12
Total			7,542,459	5.55	$0.41	6,277,681	$0.44

The Company has reserved 22,164,146 shares of common stock for issuance in connection with the conversion of convertible preferred stock (14,521,687 shares), the exercise of warrants (100,000 shares) and the exercise of stock options (7,542,459 shares).

13.  STOCKHOLDER RIGHTS PLAN:

On October 7, 2011, the Board of Directors of the Company adopted a new shareholder rights plan (the “Rights Plan”). The Rights Plan replaced the Company’s then existing shareholder rights plan which expired on November 9, 2011. Under the Plan, each share of the Company’s capital stock outstanding at the close of business on November 9, 2011 and each share of the Company’s capital stock issued subsequent to that date has a right associated with it, such that each share of its common stock is entitled to one right and each share of its preferred stock is entitled to such number of rights equal to the number of common shares into which it is convertible.

The rights are exercisable only in the event, with certain exceptions, an acquiring party accumulates 10 percent or more of the Company’s outstanding voting stock, or if a party announces an offer to acquire 15 percent or more of the Company’s outstanding voting stock, not previously approved by the Board.  The rights expire on November 9, 2021.

When exercisable, each right entitles the holder to purchase from the Company, one one-hundredth of a share of a new series of Series H junior preferred stock at an initial purchase price of $2.00, subject to adjustment.  In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either Company stock or shares in an “acquiring entity” at half of market value.  The Company generally will be entitled to redeem the rights at $0.001 per right at any time until the tenth day following the acquisition by any person or group of 10 percent or more of the Company’s outstanding voting stock.  Until a right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or receive dividends.

14.  PROFIT SHARING 401(k) PLAN:

The iParty 401(k) Plan is a qualified profit sharing plan covering substantially all of its employees.  Contributions to this plan are at the discretion of the Board of Directors.  The Company’s expense, including matching contributions and any discretionary amounts, was $193,869 in 2011, $174,584 in 2010 and $154,427 in 2009.

15.  SEGMENT REPORTING:

ASC Subtopic 280-10, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders.  The Company has concluded based upon the nature of its products, customers and retail store operations,that the Company operates in a single segment as a retailer of party goods.

17.  QUARTERLY FINANCIAL DATA (UNAUDITED):

	Mar 26, 2011	Jun 25, 2011	Sep 24, 2011	Dec 31, 2011 4
Revenues	$15,092,128	$19,617,207	$16,462,631	$29,710,785
Cost of products sold and occupancy costs1, 2	9,600,871	11,819,894	10,813,669	16,912,576
Operating income (loss)	(1,428,686)	110,693	(2,741,645)	3,052,626
Net income (loss)	(1,510,911)	43,253	(2,830,663)	2,983,683

Net income (loss) per share
Basic	$(0.06)	$0.00	$(0.12)	$0.08
Diluted	$(0.06)	$0.00	$(0.12)	$0.08

Weighted-average shares outstanding:
Basic	24,319,464	39,315,795	24,408,594	38,930,281
Diluted	24,319,464	39,919,425	24,408,594	39,201,487

	Mar 27, 2010	Jun 26, 2010	Sep 25, 2010	Dec 25, 2010
Revenues	$14,836,379	$20,064,832	$16,898,251	$29,491,967
Cost of products sold and occupancy costs1, 3	9,534,769	11,903,928	10,676,032	16,908,670
Operating income (loss)	(1,418,971)	839,029	(1,875,547)	2,943,245
Net income (loss)	(1,485,134)	767,484	(1,945,873)	2,917,972

Net income (loss) per share
Basic	$(0.07)	$0.02	$(0.08)	$0.08
Diluted	$(0.07)	$0.02	$(0.08)	$0.07

Weighted-average shares outstanding:
Basic	22,798,647	38,221,631	23,267,507	38,358,472
Diluted	22,798,647	39,528,113	23,267,507	39,392,056

1 Cost of products sold consists of the cost of merchandise sold to customers and the occupancy costs for stores.

2 The fourth quarter of 2011 included an estimated reduction of $92,908 to the cost of products sold during the previous three quarters due to the completion of physical inventories, for which shortage had been estimated during the year.

3 The fourth quarter of 2010 included an estimated reduction of $20,226 to the cost of products sold during the previous three quarters due to the completion of physical inventories, for which shortage had been estimated during the year.

4 The fourth quarter of 2011 consisted of 14 weeks compared to 13 weeks for the fourth quarter of 2010.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form and Registration or Commission No.	Exhibit	Filing Date	Filed Here-with (X)

3.1	Restated Certificate of Incorporation of WSI Acquisition Corp. and Certificate of Merger by iParty Corp. into WSI Acquisition Corp.	10-SB (0-25507)	3.1	3/8/1999
3.2	Certificate of Designation of Series A Preferred Stock of WSI Acquisitions, Corp.	10-SB (0-25507)	4	3/8/1999
3.3	Certificate of Designation of Series B Preferred Stock of iParty Corp.	10-SB (0-25507)	4.1	10/19/1999
3.4	Certificate of Designation of Series C Preferred Stock of iParty Corp.	10-SB (0-25507)	4.2	10/19/1999
3.5	Certificate of Designation of Series D Preferred Stock of iParty Corp.	10-KSB (0-25507)	4.3	4/14/2000
3.6	Certificate of Designation of Series E Preferred Stock of iParty Corp.	8-K (1-15611)	4.1	8/30/2000
3.7	Certificate of Correction to Certificate of Designation of Series E Preferred Stock of iParty Corp.	10-KSB (1-15611)	3.7	3/28/2003
3.8	Certificate of Designation of Series F Preferred Stock of iParty Corp.	8-K (1-15611)	4.1	9/15/2000
3.9	Certificate of Designation of Series G Junior Preferred Stock of iParty Corp.	8-K (1-15611)	99.2 (Exhibit C)	11/16/2001
3.10	Certificate of Designation of Series H Junior Preferred Stock of iParty Corp.	8-K (1-15611)	4.1 (Exhibit C)	10/11/2011
3.11	Amended and Restated By-Laws of iParty Corp.	8-K (1-15611)	3.1	12/10/2007
4.1	Rights Agreement, dated as of October 7, 2011, between iParty Corp. and Continental Stock Transfer & Trust Company	8-K (1-15611)	4.1	10/11/2011
10.1	Agreement and Plan of Merger between iParty Corp and WSI Acquisition Corp	10-SB (0-25507)	10.1	3/8/1999
10.2	Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan	10-KSB (1-15611)	10.3	3/28/2003
10.3	Form of Non-qualified Stock Option Agreement *	10-K (1-15611)	10.4	3/30/2006
10.4	Form of Incentive Stock Option Agreement *	10-K (1-15611)	10.5	3/30/2006

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form and Registration or Commission No.	Exhibit	Filing Date	Filed Here-with (X)

10.5	Form of Stock Option Agreement granted to Messrs. DeWolf, Haydu, Schindler, and Vassalluzzo *	8-K (1-15611)	10.2	3/30/2006
10.6	Compensation Arrangements dated June 2, 2010 with Messrs. DeWolf, Haydu, Schindler and Vassalluzzo.*	10-Q (1-15611)	10.1	8/9/2010
10.7	Compensation Arrangements dated June 10, 2011 with Messrs. DeWolf, Haydu, and Vassalluzzo *	10-Q (1-15611)	10.1	8/9/2011
10.8	Written Summary of Renewed One-Year Part-time Consulting Arrangement with Joseph Vassalluzzo dated June 2, 2010 *	10-Q (1-15611)	10.2	8/9/2010
10.9	Written Summary of Renewed One-Year Part-time Consulting Arrangement with Joseph Vassalluzzo dated June 10, 2011 *	10-Q (1-15611)	10.2	8/9/2011
10.10	Supply Agreement with Amscan Inc., dated August 7, 2006	8-K (1-15611)	10.1	8/7/2006
10.11	Second Amendment to Supply Agreement with Amscan Inc., dated December 30, 2010	10-K (1-15611)	10.13	3/24/2011
10.12	Asset Purchase Agreement with Party City Corporation, dated August 7, 2006	8-K (1-15611)	10.2	8/7/2006
10.13	Transfer Agreement by and between Party City Corporation and iParty Corp and iParty Retail Stores Corp. dated December 30, 2010	10-K (1-15611)	10.15	3/24/2011
10.14	Securities Purchase Agreement with Highbridge International LLC, dated September 15, 2006	8-K (1-15611)	10.1	9/18/2006
10.15	Amendment Agreement between iParty Corp. and Highbridge International LLC, dated January 9, 2007	8-K(1-15611)	10.1	1/10/2007
10.16	Senior Subordinated Note with Highbridge International LLC, dated September 15, 2006	8-K (1-15611)	10.2	9/18/2006

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form and Registration or Commission No.	Exhibit	Filing Date	Filed Here-with (X)

10.17	Warrant to Purchase Common Stock with Highbridge International LLC, issued September 15, 2006, as amended January 9, 2007	8-K (1-15611)	10.2	1/10/2007
10.18	Registration Rights Agreement with Highbridge International LLC, dated September 15, 2006	8-K (1-15611)	10.4	9/18/2006
10.19	Subordinated Promissory Note of iParty Corp., dated October 24, 2006	8-K (1-15611)	10.1	10/25/2006
10.20	Stock Purchase Agreement by and among iParty Corp., Ajmal Khan and Robert Lessin	8-K (1-15611)	2.4	8/30/2000
10.21	Stock Purchase Agreement between iParty Corp. and Patriot Capital Ltd	8-K (1-15611)	2.1	9/15/2000
10.22	Funding Agreement among iParty Corp., Robert Lessin and Ajmal Khan	10-SB (0-25507)	10.15	7/12/1999
10.23	Asset Purchase Agreement by and among Party City of Warwick, Inc. and Party City of Lincoln, LLC, as Sellers, and iParty Corp. and iParty Retail Stores Corp., as Buyers, dated as of August 15, 2007	8-K (1-15611)	10.1	8/16/2007
10.24	Letter Agreement between iParty Corp. and David E. Robertson, dated March 22, 2007 *	8-K (1-15611)	10.3	3/26/2007
10.25	First Amendment dated December 30, 2008 to Letter Agreement dated March 22, 2007 by and between iParty Corp. and David E. Robertson *	8-K (1-15611)	10.3	1/5/2009
10.26	2009 Stock Incentive Plan *	Def 14A (1-15611)	Exhibit A	4/24/2009
10.27	Form of Director Stock Option Agreement for 2009 Stock Incentive Plan *	10-Q (1-15611)	10.3	8/6/2009
10.28	Form of Incentive Stock Option Agreement for 2009 Stock Incentive Plan *	10-Q (1-15611)	10.4	8/6/2009
10.29	Second Amended and Restated Credit Agreement among iParty Corp. and its wholly owned subsidiary iParty Retail Stores Corp., as borrowers, and Wells Fargo Retail Finance, LLC, as Administrative Agent, Swing Line Lender and Lender, dated July 1, 2009 #	8-K/A (1-15611)	10.1	3/8/2011

Incorporated by Reference
Exhibit Number	Exhibit Description	Form and Registration or Commission No.	Exhibit	Filing Date	Filed Here-with (X)

10.30
First Amendment dated October 14, 2011 to Second Amended and Restated Credit
Agreement among  iParty Corp. and iParty Retail Stores Corp., as borrowers, and Wells
Fargo Bank, National Association, as Administrative Agent and Collateral Agent

		8-K(1-15611)	10-1	10/19/2011
10.31	Employment Agreement between Sal Perisano and iParty Corp. dated April 1, 2010 *	8-K (1-15611)	10.1	4/2/2010
10.32	Employment Agreement between Dorice Dionne and iParty Corp. dated April 1, 2010 *	8-K (1-15611)	10.2	4/2/2010
10.33	Written Summary of Executive Incentive Compensation for Named Executive Officers *	10-Q (1-15611)	10.1	5/10/2010
10.34	Second Amendment dated August 8, 2011 to Letter Agreement dated March 22, 2007, as amended, by and between iParty Corp. and David E. Robertson*	10-Q (1-15611)	10.1	11/8/2011
21.1	Subsidiary of Registrant				X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act				X
101.INS	XBRL Instance Document**				X
101.SCH	XBRL Taxonomy Extension Schema Document**				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form and Registration or Commission No.	Exhibit	Filing Date	Filed Here-with (X)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**				X

*Represents management contract or compensatory plan or arrangement.

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

**In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. (101) to this Annual Report on Form 10-K shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended.