Form 10-Q
period 2012-03-31
IPARTY CORP
filed 2012-05-09
CIK 1078383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of May 3, 2012, there were 24,418,284 shares of common stock, $.001 par value, outstanding.

iPARTY CORP.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

iPARTY CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)
	Mar 31, 2012	Dec 31, 2011
ASSETS
Current assets:
Cash	$62,450	$63,650
Restricted cash	523,635	819,604
Accounts receivable	707,089	1,377,234
Inventories	16,612,714	15,965,507
Prepaid expenses and other assets	1,510,572	1,415,780
Deferred income tax asset	46,762	46,762
Total current assets	19,463,222	19,688,537
Property and equipment, net	2,603,817	2,664,086
Intangible assets, net	546,765	626,900
Other assets	311,068	333,731
Deferred income tax asset	540,841	540,841
Total assets	$23,465,713	$23,854,095

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and book overdrafts	$6,707,479	$5,970,015
Accrued expenses	2,133,309	2,295,467
Current portion of capital lease obligations	2,307	4,613
Borrowings under line of credit	5,577,293	5,366,512
Total current liabilities	14,420,388	13,636,607

Long-term liabilities:
Deferred rent	1,519,158	1,504,973

Commitments and contingencies

Stockholders' equity:
Convertible preferred stock - $.001 par value; 10,000,000 shares authorized,
Series B convertible preferred stock - 1,150,000 shares authorized; 420,408 shares issued
and outstanding (aggregate liquidation value of $8,408,160 at March 31, 2012)	6,255,671	6,255,671
Series C convertible preferred stock - 100,000 shares authorized, issued and outstanding
(aggregate liquidation value of $2,000,000 at March 31, 2012)	1,492,000	1,492,000
Series D convertible preferred stock - 250,000 shares authorized, issued and outstanding
(aggregate liquidation value of $5,000,000 at March 31, 2012)	3,652,500	3,652,500
Series E convertible preferred stock - 533,333 shares authorized; 296,666 shares issued
and outstanding (aggregate liquidation value of $1,112,497 at March 31, 2012)	1,112,497	1,112,497
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding
(aggregate liquidation value of $500,000 at March 31, 2012)	500,000	500,000
Total convertible preferred stock	13,012,668	13,012,668

Common stock - $.001 par value; 150,000,000 shares authorized; 24,408,594 shares
issued and outstanding	24,409	24,409

Additional paid-in capital	53,036,492	52,987,574
Accumulated deficit	(58,547,402)	(57,312,136)
Total stockholders' equity	7,526,167	8,712,515
Total liabilities and stockholders' equity	$23,465,713	$23,854,095

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	Mar 31, 2012	Mar 26, 2011
Revenues	$15,753,745	$15,092,128
Operating costs:
Cost of products sold and occupancy costs	10,026,180	9,600,871
Marketing and sales	5,210,909	5,136,742
General and administrative	1,702,376	1,786,022

Operating loss	(1,185,720)	(1,431,507)

Change in fair value of warrant liability	(216)	(6,222)
Interest income	-	23
Interest expense	(49,330)	(73,205)
Loss before income taxes	(1,235,266)	(1,510,911)

Income taxes	-	-

Net loss	$(1,235,266)	$(1,510,911)

Loss per share:
Basic and diluted	$(0.05)	$(0.06)

Weighted-average shares outstanding:
Basic and diluted	24,408,594	24,319,464

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended
	Mar 31, 2012	Mar 26, 2011
Operating activities:

Net loss	$(1,235,266)	$(1,510,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	272,065	296,080
Amortization	89,531	100,518
Deferred rent	14,185	(8,720)
Non-cash stock-based compensation expense	48,702	44,672
Change in fair value of warrants	216	6,222
Changes in operating assets and liabilities:
Accounts receivable	670,145	(39,288)
Inventories	(647,207)	(900,043)
Prepaid expenses and other assets	(81,525)	2,411
Accounts payable and book overdrafts	737,465	1,029,444
Accrued expenses and other liabilities	(162,158)	(399,561)
Net cash used in operating activities	(293,847)	(1,379,176)

Investing activity:

Purchase of property and equipment	(211,796)	(300,653)
Net cash used in investing activity	(211,796)	(300,653)

Financing activities:

Net borrowings under line of credit	210,781	1,482,504
Decrease in restricted cash	295,969	176,529
Principal payments on capital lease obligations	(2,307)	(2,307)
Proceeds from exercise of stock options	-	24,103
Net cash provided by financing activities	504,443	1,680,829

Net (decrease) increase in cash	(1,200)	1,000

Cash beginning of period	63,650	62,650

Cash end of period	$62,450	$63,650

Supplemental disclosure of non-cash financing activities:

Disposal of property and equipment	$8,258	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

The interim consolidated financial statements as of March 31, 2012 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.  The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date.  Operating results for the Company on a quarterly basis may not be indicative of the results for the entire year due, in part, to the seasonality of the party goods industry.  Historically, higher revenues and operating income have been experienced in the second and fourth fiscal quarters, while the Company has generated losses in the first and third quarters.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2011.

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

Concentrations

The Company purchases its inventory from a diverse group of vendors.  Five suppliers accounted for approximately 48.5% of the Company’s purchases of merchandise for the three months ended March 31, 2012, but the Company does not believe that it is overly dependent upon any single source for its merchandise, often using more than one vendor for similar kinds of products.

The Company entered into a Supply Agreement with its largest supplier, Amscan, Inc. (“Amscan”) on August 7, 2006. Beginning with calendar year 2008, the Supply Agreement requires the Company to purchase on an annual basis merchandise equal to the total number of stores open, excluding temporary stores, during such calendar year, multiplied by $180,000.  The Supply Agreement provides for penalties in the event the Company fails to attain the annual purchase commitment that would require the Company to pay the difference between the purchases for that year and the annual purchase commitment for that year.  Under the terms of the Supply Agreement, the annual purchase commitment for any individual year can be reduced for orders placed by the Company but not filled within a specified time period by the supplier.  The Company’s purchases for 2009 fell short of the required annual commitment by approximately $368,000.  The supplier agreed to allow the Company to roll over any shortfall for the year 2009 into future years’ requirements. The Company’s purchases in 2010 exceeded the minimum purchase requirements for that year in addition to the 2009 shortfall.  The Company’s purchases in 2011 exceeded the minimum purchase requirements for that year. The Company is not aware of any reason that would prevent it from meeting the minimum purchase requirements during the remaining term of the Supply Agreement,

On December 30, 2010, the Company and Amscan agreed to extend the original expiration of the Supply Agreement from the original expiration date of December 31, 2012 to December 31, 2013. In addition, on December 30, 2010, the Company agreed with Party City Corporation (“Party City”), an affiliate of Amscan, to take over one Party City leased location in Manchester, Connecticut on March 1, 2011.  As part of the store takeover, the Company entered into an amendment to that certain Asset Purchase Agreement dated August 7, 2006 with Party City to extend the term of the non-compete provisions with Party City and its affiliates contained in the Asset Purchase Agreement from August 7, 2011 until December 31, 2013 and to include the Manchester, Connecticut location as part of the restricted area in the non-compete provisions.

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

Cash and Restricted Cash

The Company uses controlled disbursement banking arrangements as part of its cash management program.  Outstanding checks, which were included in accounts payable and book overdrafts, totaled $1,998,401 at March 31, 2012 and $2,000,025 at December 31, 2011.

Restricted cash represents funds on deposit established for the benefit of and under the control of Wells Fargo Bank, National Association (successor by merger to Wells Fargo Retail Finance, LLC) (“Wells Fargo”), the Company’s lender under its line of credit, and constitutes collateral for amounts outstanding under this line.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments.  The fair value of borrowings under the Company’s line of credit approximates the carrying value because the debt bears interest at a variable market rate.  The fair value of the capital lease obligations approximates the carrying value.  The fair value at March 31, 2012 of the warrants issued in 2008 was determined by using the Black-Scholes model (implied volatility of 104.7%, risk free rate of 0.19% and expected life of 0.91 years).

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

The following table sets forth the computation of net loss per basic and diluted share available to common stockholders:

	For the three months ended
	Mar 31, 2012	Mar 26, 2011
Common shares	$(1,235,266)	$(1,510,911)
Convertible preferred Series B-F	-	-
Net loss	$(1,235,266)	$(1,510,911)

Net loss per share
Basic and diluted	$(0.05)	$(0.06)

Weighted-average shares outstanding:
Common shares - basic	24,408,594	24,319,464
Common share equivalents of Series B-F convertible preferred stock	-	-
If - converted weighted-average shares outstanding	24,408,594	24,319,464

The common stock equivalents of Series B-F preferred stock calculated on an if converted basis totaled 14,521,687 and 14,918,052 shares for the three months ended  March 31, 2012 and March 26, 2011, respectively. These share amounts have been excluded from net loss per share since their impact would have been anti-dilutive.

The common share equivalents of “out of the money” stock options and warrants which were also excluded from the computation of net loss per diluted share available to common stockholders were 6,135,964 and 100,000 in the first quarter of 2012, and 4,787,150 and 2,183,334 in the first quarter of 2011, respectively.

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

The stock-based compensation expense recognized by the Company was:

	For the three months ended
	Mar 31, 2012	Mar 26, 2011
Stock-based compensation expense	$48,702	$44,672

Stock-based compensation expense is included in general and administrative expense and had no impact on cash flow from operations and cash flow from financing activities for the three months ended March 31, 2012 or March 26, 2011.

On May 27, 2009, the Company’s stockholders approved a new equity incentive plan entitled the 2009 Stock Incentive Plan (the “2009 Plan”).  The Company no longer grants equity awards under its former equity incentive plan,  the Amended and Restated 1998 Incentive and Nonqualified Stock Option Plan (the “1998 Plan” and with the 2009 Plan, the “Plans”).

Under the Company’s Plans, options to acquire shares of common stock may be granted to officers, directors, key employees and consultants.  Under the 2009 Plan, the exercise price for qualified incentive options and non-qualified options cannot be less than the fair market value of the stock on the grant date, as determined by the Company’s Board of Directors. In addition, under the 2009 Plan, other stock-based and performance awards may be granted to officers, directors, key employees and consultants, including stock appreciation rights, restricted stock, and restricted stock units. Under the Plans, a combined total of 11,000,000 shares of common stock or other stock based awards may be granted.  To date, the Company has only issued options for shares under its Plans, which have been granted to employees, directors and consultants of the Company at fair market value at the date of grant.  Of the options that have been issued, options for 1,548,751 shares have been exercised and options for 8,033,794 shares remain outstanding at March 31, 2012.  Generally, employee options become exercisable over periods of up to four years, and expire ten years from the date of grant.

At the annual Board of Directors meetings following the Company’s annual stockholders meetings, the Company granted options to its key employees, including its CEO and CFO, and independent directors as follows: (i) 817,100 options for the purchase of shares of common stock on June 10, 2011 at an exercise price of $0.28 per share, and (ii) 502,320 options for the purchase of shares of common stock on June 2, 2010 at an exercise price of $0.30 per share. Also, the Company granted options for the purchase of an aggregate of (i) 633,400 options for the purchase of shares of common stock to key employees on January 18, 2012 at an exercise price of $0.14 per share and (ii) 165,000 shares of common stock to key employees on March 11, 2010 at an exercise price of $0.41 per share. The fair value using the Black-Scholes option pricing model of the options granted on January 18, 2012 was $0.12 per share, $0.23 per share for the options granted on June 10, 2011 , $0.25 per share for the options granted on June 2, 2010, and $0.34 per share for the options granted on March 11, 2010. The exercise prices for each of the option grants made in 2010. 2011 and 2012 was equal to the grant date closing price of the Company’s common stock as reported on the NYSE Amex.

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

The weighted average fair value of the options at the date of the grant for options granted during the three months ended March 31, 2012 and March 26, 2011 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

For the three months ended Mar 31, 2012

Risk-free interest rate	0.82%
Expected volatility	112.90%
Weighted average expected life (in years)	6.87
Expected dividends	0.00%

There were no options granted during the three months ended March 26, 2011.

A summary of the Company's stock options is as follows:
	Number of Stock Options	Weighted Average Exercise Price	Price Range			Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2011	7,542,459	0.41	0.07	-	1.33
Granted	633,400	0.14	0.14	-	0.14
Expired/forfeited	(142,065)	0.36	0.30	-	0.39
Exercised	-	-	-	-	-
Outstanding - March 31, 2012	8,033,794	0.39	0.07	-	1.33	5.70	121,886

Exercisable - March 31, 2012	6,318,960	0.44	0.07	-	1.33	4.90	87,456

Available for grant - March 31, 2012	1,417,455

The following table summarizes information for options outstanding and exercisable at March 31, 2012:

			Outstanding			Exercisable
				Weighted
			Number	Average	Weighted	Number	Weighted
			of	Remaining	Average	of	Average
			Stock	Life	Exercise	Stock	Exercise
Price Range			Options	(Years)	Price	Options	Price
$0.07	-	$0.20	1,918,760	7.9	$0.12	1,199,082	$0.11
0.21	-	0.30	2,182,725	8.3	0.28	1,270,099	0.28
0.31	-	0.50	2,130,401	4.0	0.39	2,047,871	0.39
0.51	-	1.00	1,764,908	2.3	0.81	1,764,908	0.81
1.01	-	1.33	37,000	1.6	1.12	37,000	1.12
Total			8,033,794	5.7	$0.39	6,318,960	$0.44

The remaining unrecognized stock-based compensation expense related to unvested awards at March 31, 2012 was $278,852 and the period of time over which this expense will be recognized is 2.8 years.

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

Intangible assets as of March 31, 2012 and December 31, 2011 were:

	March 31, 2012	December 31, 2011
Non-compete agreements	$2,358,540	$2,358,540
Occupancy valuations	944,716	944,716
Other	157,855	157,855

Intangible assets	3,461,111	3,461,111

Less: accumulated amortization	(2,914,346)	(2,834,211)

Intangible assets, net	$546,765	$626,900

Amortization expense for these intangible assets was:

	For the three months ended
	Mar 31, 2012	Mar 26, 2011
Amortization expense	$80,135	$79,203

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

Future amortization expense related to these intangible assets as of March 31, 2012 is:
Year	Amount
2012	$240,406
2013	208,761
2014	59,848
2015	37,750
Total	$546,765

Accounting for the Impairment of Long-Lived Assets

The Company reviews each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  The Company’s review considers store operating results, future sales growth and cash flows. During the fourth quarter of the Company’s fiscal year ended December 31, 2011, the Company determined that one of its retail stores was impaired due to underperforming sales.  As a result of this impairment, a charge of approximately $26,000 was recorded to reduce to fair value ($0) the remaining carrying value of the property and equipment utilized in this store.  The Company is not aware of any impairment indicators for any of our other stores at March 31, 2012.

Line of Credit

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

The Facility, as amended, provides for interest of 0.25% above Wells Fargo’s base rate, or, at the Company’s election, 2.00% above the London Interbank Offered Rate (“LIBOR”). The Facility also provides for letters of credit for up to a sublimit of $2 million to be used in connection with inventory purchases. The obligations of the Company under the Facility are secured by a lien on substantially all its personal property.

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

The Facility includes a financial covenant requiring the Company to maintain a minimum availability under the line of 7.5% of the credit limit, except for the period from January 1, 2012 through April 30, 2012, during which period the minimum availability is zero.  At the current credit limit of $12,500,000, the minimum availability will be $937,500 when the 7.5% limit is restored on May 1, 2012.  The Facility also has a covenant that requires the Company to limit its capital expenditures to within 110% of those amounts included in its business plan, which may be updated from time to time.  As of March 31, 2012 and as of December 31, 2011, the Company was in compliance with all debt covenants.  The Agreement also includes a 0.375% unused line fee.  The line generally prohibits the payment of any dividends or other distributions to any of the Company’s classes of capital stock.

The amounts outstanding under the Facility as of March 31, 2012 and December 31, 2011 were $5,577,293 and $5,366,512, respectively.  The interest rate on these borrowings was 3.0% at March 31, 2012 and 2.8% at December 31, 2011.  The outstanding balances under the Facility are classified as current liabilities in the accompanying consolidated balance sheets since the Company is required to apply daily lock box receipts to reduce the amount outstanding.  At March 31, 2012, the Company had $4,509,213 of additional availability under the Facility.

Stockholders’ Equity

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – observable inputs other than quoted prices in active markets for identical assets or liabilities

Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions

The only assets and liabilities subject to fair value measurement standards at March 31, 2012 and December 31, 2011 are cash and restricted cash which are based on Level 1 inputs, the warrant liability which is based on Level 2 inputs and certain impaired assets at one of the Company’s retail stores which are based on Level 3 inputs.

Income taxes

The Company has not provided for income taxes for the first quarter of fiscal 2012 or fiscal 2011 due to the availability of net operating loss (NOL) carryforwards to eliminate federal taxable income on an annual basis, and uncertainty of state taxable income based on the extent of our operating loss through March 31, 2012.  No benefit has been recognized with respect to current losses or NOL carryforwards in these periods due to the uncertainty of future taxable income beyond 2012, the assessment of which depends largely on our operating results during our fourth quarter.  We continue to believe we will be able to realize the deferred tax asset of $587,603 based on estimated 2012 taxable income.

At the end of 2011, the Company had estimated net operating loss carryforwards of approximately $16.6 million, which begin to expire in 2020.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards may be subject to annual limitations based upon certain ownership changes of the Company’s  stock that may have occurred or that may occur.

2.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events as required by ASC 855, Subsequent Events, and has determined that there were no subsequent events requiring disclosure in these interim consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and related Notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and related Notes and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Certain statements in this Quarterly Report on Form 10-Q, particularly statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of  the Securities Exchange Act of 1934, as amended.  The words “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  Forward-looking statements included in this Quarterly Report on Form 10-Q or hereafter included in our other publicly available documents filed with the Securities and Exchange Commission (“SEC”), reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements.  Such future results are based upon our best estimates based upon current conditions and the most recent results of operations.  Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this Quarterly Report on Form 10-Q.  These include, but are not limited to, those described below under the heading “Factors That May Affect Future Results” and in our most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and our other periodic reports filed with the SEC. We assume no obligation to update these forward looking statements contained in this report, whether as a result of new information, future events or otherwise.

Overview

We are a party goods retailer operating stores throughout New England, where 47 of our 52 retail stores are located, and in Florida in addition to an online e-commerce site.  We believe we are a leading brand in the party industry in the retail markets we serve and a leading resource in those markets for consumers seeking party goods, party planning advice and information.

Our 52 retail stores are located predominantly in New England with 7 stores in Connecticut, 6 in New Hampshire, 3 in Rhode Island, 3 in Maine, 1 in Vermont, and 27 in Massachusetts.  We also operate 5 stores in Florida. In July 2011, we re-launched our newly redesigned e-commerce site with a full assortment of costume and related merchandise for purchase and shipping via the internet.  In the first quarter of 2012, we added kids’ birthday, graduation and certain seasonal assortments to the e-commerce site. We plan to continue to expand our e-commerce offerings during the remainder of 2012. We also use our internet site to highlight the changing store product assortment and feature sales flyers, promotions and coupons to increase customer visits to our retail stores.

During the 2011 Halloween season, we operated eleven temporary stores, the same number of temporary stores operated during the 2010 Halloween season.  In December 2010, we opened a new store in the South Bay Center, Boston, Massachusetts and entered into an agreement to take over an additional store from a competitor in Manchester, Connecticut in the first quarter of 2011, which opened in March 2011. In January 2012, we reopened our store in West Lebanon, New Hampshire, which had been closed due to flood damage since August 2011, and we closed our older store in Manchester, Connecticut.

Our stores range in size from approximately 7,000 square feet to 20,295 square feet and average approximately 10,299 square feet in size.

We lease our properties, typically for 10 years and usually with options from our landlords to renew our leases for an additional 5 or 10 years.

The following table shows the number of stores in operation (not including temporary stores):

	For the three months ended
	Mar 31, 2012	Mar 26, 2011
Beginning of period	52	52
Openings / Acquisitions	1	1
Closings	(1)	-
End of period	52	53

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

Trends and Quarterly Summary

Our business has a seasonal pattern.  In the past three years, we have realized an average of approximately 36.2% of our annual revenues in our fourth quarter, which includes Halloween and Christmas, and an average of approximately 24.6% of our revenues in the second quarter, which includes school graduations, and often the Easter holiday.  Also, during these past three years, we have had net income in our second and fourth quarters and generated losses in our first and third quarters.

First Quarter Summary

For the first quarter of 2012, our consolidated revenues were $15.8 million, compared to $15.1 million for the first quarter of 2011. The increase in first quarter revenues from the year-ago period included an 8.6% increase in comparable store sales (sales from stores open more than one year). The increase in consolidated revenue was driven by higher comparable store sales in a number of areas, including the New England Patriots – New York Giants Super Bowl merchandise, a very strong performance in St. Patrick’s Day seasonal merchandise, and by gains in some of our basic areas such as birthday, masquerade and wedding. In addition to our comparable store sales gains, we also saw improved sales in our Manchester, Connecticut market, where we replaced an older store with one acquired last year from a competitor. Consolidated gross profit margin was 36.4% for the first quarter of 2012, equal to the gross profit margin for the same period in 2011. The gross profit margin components included a decrease of 0.2% in product selling margin rate, offset by an equal improvement in occupancy rate as a result of improved leveraging of occupancy costs based on the increase in same store sales.  The consolidated net loss for the first quarter of 2012 was $1.2 million, or $0.05 per share, compared to $1.5 million, or $0.06 per share, for the first quarter of 2011.

Acquisition and Growth Strategy

Our growth strategy for 2012 and beyond includes expanding and targeting the temporary Halloween store aspect of our business, opening new stores, relocating or consolidating existing stores, reviewing potential acquisition of other entities, and developing our e-commerce site.  In March 2011, we took over a competitor’s Manchester, Connecticut store. In addition, we opened eleven temporary Halloween stores in 2011. Any determination whether to open a new or temporary store or make an acquisition is based upon a variety of factors, including, without limitation, the purchase price and other financial terms of the transaction, our liquidity and ability to finance the transaction, the business prospects, geographical location and the extent to which any new or temporary store or acquisition would enhance our business.

Results of Operations

Fiscal year 2012 has 52 weeks and ends on December 29, 2012. Fiscal year 2011 had 53 weeks and ended on December 31, 2011.

The first quarter of fiscal year 2012 had 13 weeks and ended on March 31, 2012.  The first quarter of fiscal year 2011 had 13 weeks and ended on March 26, 2011.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 26, 2011

Revenues

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale or at the time of shipment for internet sales.  Our consolidated revenues for the first quarter of fiscal 2012 were $15,753,745, an increase of $661,617, or 4.4% from the first quarter of the prior fiscal year. The increase was primarily due to increased sales in our comparable stores of 8.6% in the first quarter of 2012 compared to the first quarter of 2011. The largest components of the increase in comparable store sales included approximately $561,000 in the fall and bulk categories, $122,000 in masquerade, and $103,000 in St. Patrick’s Day merchandise. The increase in fall and bulk sales came largely from sales related to the 2012 Super Bowl event.

	For the three months ended
	Mar 31, 2012	Mar 26, 2011
Revenues	$15,753,745	$15,092,128

Increase (decrease) in revenues	4.4%	1.7%

 The increase in comparable store sales was partly offset in the first quarter of 2012 by the shift in timing of the New Year’s holiday in relation to our fiscal calendar, which was brought about by the addition of the 53rd fiscal week in fiscal year 2011, which resulted in very low New Year’s merchandise sales in the first quarter of 2012 compared to the first quarter of 2011.

Cost of products sold and occupancy costs

Cost of products sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores.  Our cost of products sold and occupancy costs for the first quarter of fiscal 2012 were $10,026,180 or 63.6% of revenues, an increase of $425,309, and equal as a percentage of revenues, compared to the first quarter of the prior fiscal year.

	For the three months ended
	Mar 31, 2012	Mar 26, 2011
Cost of products sold and occupancy costs	$10,026,180	$9,600,871

Percentage of revenues	63.6%	63.6%

 As a percentage of revenues, cost of products sold and occupancy costs included a decrease in product selling margins of 0.2% offset by an equal decrease in occupancy costs as a percentage of revenues from improved leveraging of those costs based on increased sales in the first quarter of 2012 compared to the same period in 2011.

Marketing and sales expense

Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  Our consolidated marketing and sales expense for the first quarter of fiscal 2012 was $5,210,909, or 33.1% of revenues, an increase of $74,167 and a decrease of 0.9 percentage points, as a percentage of revenues, from the first quarter of the prior fiscal year.  The increase in marketing and sales expense was primarily due to an increase in headquarters marketing payroll and advertising expenses, partly offset by a decrease in store payroll and depreciation costs in the first quarter of 2012 compared to the first quarter of 2011.

	For the three months ended
	Mar 31, 2012	Mar 26, 2011
Marketing and sales	$5,210,909	$5,136,742

Percentage of revenues	33.1%	34.0%

As a percentage of revenues, the decrease in marketing and sales expense was primarily due to higher same store sales that increased leveraging of payroll expenses in the first quarter of 2012 compared to the first quarter of 2011.

General and administrative expense

General and administrative (“G&A”) expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  Our consolidated G&A expense for the first quarter of fiscal 2012 was $1,702,376 or 10.8% of revenues, a decrease of $83,646 or 1.0 percentage points, as a percentage of revenues, from the first quarter of the prior fiscal year.  The decrease in general and administrative expense was primarily due to lower professional fees in the first quarter of 2012 compared to the first quarter of 2011.

	For the three months ended
	Mar 31, 2012	Mar 26, 2011
General and administrative	$1,702,376	$1,786,022

Percentage of revenues	10.8%	11.8%

The decrease in general and administrative expense as a percentage of revenues from the first quarter of the prior fiscal year was primarily due to the reduction in the dollar amount of those expenses, as discussed above, plus increased leveraging of general and administrative expense in the first quarter of 2012 compared to the first quarter of 2011based on higher same store sales.

Operating loss

Our operating loss for the first quarter of fiscal 2012 was $1,185,720, or 7.5% of revenues, as compared to $1,431,507, or 9.5% of revenues for the first quarter of the prior fiscal year.

Interest expense

Our interest expense in the first quarter of fiscal 2012 was $49,330, a decrease of $23,875 from the first quarter of the prior fiscal year.  The decrease in the first quarter of fiscal 2012 as compared to the prior period was primarily due to lower effective interest rates in the first quarter of 2012 compared to the same period in 2011.

Income taxes

We have not provided for income taxes for the first quarter of fiscal 2012 or fiscal 2011 due to the availability of net operating loss (NOL) carryforwards to eliminate federal taxable income on an annual basis, and uncertainty of state taxable income based on the extent of our operating loss through March 31, 2012.  No benefit has been recognized with respect to current losses or NOL carryforwards in these periods due to the uncertainty of future taxable income beyond 2012, the assessment of which depends largely on our operating results during our fourth quarter.  We continue to believe we will be able to realize the deferred tax asset of $587,603 based on estimated 2012 taxable income.

At the end of 2011, we had estimated net operating loss carryforwards of approximately $16.6 million, which begin to expire in 2020.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards may be subject to annual limitations based upon certain ownership changes of our stock that may have occurred or that may occur.

Net loss

Due to the foregoing, our net loss in the first quarter of fiscal 2012 improved to $1,235,266, or $0.05 per basic and diluted share, compared to $1,510,911, or $0.06 per basic and diluted share, in the first quarter of the prior fiscal year.

Liquidity and Capital Resources

Our primary uses of cash are:

•	purchases of inventory, including purchases under our Supply Agreement with Amscan, as described more fully below;
•	occupancy expenses of our stores;
•	employee salaries; and
•	new and temporary store openings, including acquisitions.

Our primary sources of cash are:

•	cash from operating activities; and
•	debt, including our Facility.

Our prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, including store acquisitions and openings and our e-commerce site, finance inventory purchases, improve our infrastructure, respond to economic conditions, and meet contractual commitments.  Based on our current operating plan, we believe that anticipated revenues from operations and borrowings available under our line of credit will be sufficient to fund our operations, working capital requirements and capital expenditures through the next twelve months.  In the event that our operating plan changes due to changes in our strategic plans, lower-than-expected revenues, unanticipated expenses, increased competition, unfavorable economic conditions, declines in consumer confidence and spending, or other unforeseen circumstances, our liquidity may be negatively impacted.  If so, we could be required to adjust our expenditures for the remainder of 2012 to conserve working capital or raise additional capital, possibly including debt or equity financing to fund operations and our business strategy.  Given the current state of the debt and equity markets and our existing capital structure, this could be difficult and expensive, and we might not be able to do so on terms acceptable to us.

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

Borrowings under the Facility will generally accrue interest at a margin of 0.25% over a base rate determined by Wells Fargo from time to time, or, at our election, 2.00% over the London Interbank Offered Rate (“LIBOR”).  The Facility provides for letters of credit for up to a sublimit of $2 million to be used in connection with inventory purchases and includes an unused line fee on the unused portion of the Facility. Our obligations under the Facility are secured by a lien on substantially all of our personal property.

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

Our inventory consists of party supplies which are valued at the lower of weighted-average cost or market, which approximates FIFO (first-in, first-out) and are reduced or increased by adjustments including vendor rebates and discounts and freight costs.  Our Facility availability calculation allows us to borrow against “acceptable inventory at cost”, which is based on our inventory at cost and applies adjustments that Wells Fargo has approved, which may be different than adjustments we use for valuing our inventory in our financial statements, such as the adjustment to reserve for inventory shortage.  The amount of “acceptable inventory at cost” was approximately $17,169,404 at March 31, 2012.

Our accounts receivable consist primarily of credit card receivables and vendor rebates receivable.  Our Facility availability calculation allows us to borrow against “eligible credit card receivables”, which are the credit card receivables for the previous two to three days of business.  The amount of “eligible credit card receivables” was approximately $249,199 at March 31, 2012.

Our total borrowing base is determined by adding the “acceptable inventory at cost” times an agreed upon advance rate plus the “eligible credit card receivables” times an agreed upon advance rate but not to exceed our established credit limit, which was $12,500,000 at March 31, 2012.  Under the terms of the Facility, our $12,500,000 credit limit was further reduced by (1) a minimum availability block, (2) customer deposits, (3) gift certificates, (4) merchandise credits and (5) outstanding letters of credit. The amounts outstanding under the Facility were $5,577,293 at March 31, 2012 and $5,366,512 at December 31, 2011, an increase of $210,781. Our additional availability was $4,509,213 at March 31, 2012 and $3,129,457 at December 31, 2011.

The Facility has financial covenants that are limited to minimum availability and capital expenditures and contains various restrictive covenants, such as incurrence, payment or entry into certain indebtedness, liens, investments, acquisitions, mergers, dispositions and dividends.  Under the Facility, we are required to maintain a minimum availability of 7.5% of the credit limit, except for the period January 1, 2012 through April 30, 2012, during which time the minimum availability is zero. The Facility also requires us to limit our capital expenditures to within 110% of those amounts included in our business plan, which may be updated from time to time.  At March 31, 2012, we were in compliance with these financial covenants.
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

The Supply Agreement provides for penalties in the event we fail to attain the annual purchase commitment that would require us to pay Amscan the difference between the purchases for that year and the annual purchase commitment for that year. Under the terms of the Supply Agreement, the annual purchase commitment for any individual year can be reduced for orders placed by us but not filled by Amscan. Our purchases for 2009 fell short of the annual commitment by approximately $368,000, which unfilled commitment was rolled into 2010. Our purchases for 2010 exceeded the minimum purchase amount commitments plus the 2009 short fall of $368,000. Our purchases for 2011 also exceeded the minimum purchase amount commitments.  The Company is not aware of any reason that would prevent it from meeting the minimum purchase requirements for the remainder of 2012 or for 2013.  Although we do not expect to incur any penalties under this Supply Agreement, if they were to occur, there could be a material adverse effect on our uses and sources of cash.

Operating, Investing and Financing Activities

Our operating activities used cash of $293,847 during the three months ended March 31, 2012 compared to using $1,379,176 during the three months ended March 26, 2011, a decrease in cash used of $1,085,329.  The decrease in cash used in operating activities was primarily due to a decrease in net loss for the three months ended March 31, 2012 compared to the net loss for the same period in 2011, plus a reduction in credit card accounts receivable from December 31, 2011 to March 31, 2012.

We used $211,796 in investing activity during the first three months of 2012 compared to $300,653 during the first three months of 2011, a decrease of $88,857.  The cash invested in 2012 was primarily for replacement fixtures and equipment for our retail stores.  The cash invested in 2011 was primarily for our new store opening in Boston, Massachusetts, point of sale register updates in our retail stores and other store improvements.

Financing activities provided $504,443 during the first three months of 2012 compared to providing $1,680,829 during the first three months of 2011, a decrease of $1,176,386.  The decrease was primarily due to decreased net borrowings on the line of credit during the first three months of 2012 compared to the first three months of 2011.

Contractual Obligations

Contractual obligations at March 31, 2012 were as follows:
		Within	Within
	Within	2 - 3	4 - 5	After
	1 Year	Years	Years	5 Years	Total
Line of credit	$5,583,728	$-	$-	$-	$5,583,728
Capital lease obligations	2,850	-	-	-	2,850
Supply agreement	9,448,615	7,020,000	-	-	16,468,615
Operating leases (including retail space leases)	9,830,110	15,460,151	9,941,121	8,664,320	43,895,702
Total contractual obligations	$24,865,303	$22,480,151	$9,941,121	$8,664,320	$65,950,895

In addition, at March 31, 2012, we had outstanding purchase orders totaling approximately $9,393,620 for the acquisition of inventory and non-inventory items that were scheduled for delivery after March 31, 2012.

Seasonality

Due to the seasonality of our business, sales and operating income are typically higher in the second and fourth quarters.  Our business is highly dependent upon sales of Easter, graduation and summer merchandise in the second quarter and sales of Halloween and Christmas merchandise in the fourth quarter.  We have typically operated at a loss during the first and third quarters and at a profit in the second and fourth quarters.

Geographic Concentration

As of March 31, 2012, we operated a total of 52 stores, 47 of which are located in New England and 5 of which are located in Florida. As a result, a severe or prolonged regional recession or regional changes in demographics, employment levels, population, weather patterns, real estate market conditions, consumer confidence and spending patterns or other factors specific to the New England region or in Florida may adversely affect us more than a company that is more geographically diverse.

Effects of Inflation

While we do not view the effects of inflation as having a direct material effect upon our business, we believe that volatility in oil and gasoline prices impacts the cost of producing petroleum-based/plastic products, which are a key raw material in much of our merchandise, and also impacts prices of shipping products made overseas in foreign countries, such as China, which includes much of our merchandise.  Volatile oil and gasoline prices also impact our freight costs, consumer confidence and spending patterns.  Additionally, we have seen shortages in helium supplies affecting the pricing of certain products, such as balloons. These and other issues directly or indirectly affecting our vendors, our customers and us could adversely affect our business and financial performance.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that is material to investors.

Factors That May Affect Future Results

Our business is subject to certain risks that could materially affect our financial condition, results of operations, and the value of our common stock. These risks include, but are not limited to, the ones described under Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and Part II, Item 1A, “Risk Factors” contained in our Quarterly Reports on Form 10-Q, including this one, and in our other reports filed with the Commission.  Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that harm our business, financial condition, results of operations, or the value of our common stock.

Critical Accounting Policies

Our financial statements are based on the application of significant accounting policies, many of which require our management to make significant estimates and assumptions (see Note 2 to our consolidated financial statements for the fiscal year ended December 31, 2011 included in Item 8 of our Annual Report on Form 10-K for that fiscal year, as filed with the SEC on March 28, 2012).  We believe the following accounting policies to be those most important to the portrayal of our financial condition and operating results and those that require the most subjective judgment.  If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements.

Inventories

Our inventories consist of party supplies and are valued at the lower of moving weighted-average cost or market which approximates FIFO (first-in, first-out).  We record vendor rebates, discounts and certain other adjustments to inventory, including freight costs, and we recognize these amounts in the income statement as the related goods are sold.

During each interim reporting period, we estimate the impact on cost of products sold associated with inventory shortage.  The actual inventory shortage is determined upon reconciliation of the annual physical inventory, which occurs shortly before our year end, and an adjustment to cost of products sold is recorded at the end of the fourth quarter to recognize the difference between the estimated and actual inventory shortage for the full year.  The adjustment in the fourth quarter of 2011 included a reduction of $92,908 to the cost of products sold during the previous three quarters.

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

Impairment of Long-Lived Assets

In connection with our ongoing long-lived asset assessment, we perform a review of each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  Our review considers store operating results, future sales growth and cash flows.  The conclusion regarding impairment may differ from current estimates if underlying assumptions or business strategies change.  During the fourth quarter of 2011, we determined that one of our retail stores was impaired due to underperforming sales.  As a result of this impairment, we recorded a charge of approximately $26,000 to reduce to fair value the carrying value of the property and equipment utilized in this store. We are not aware of any impairment indicators for any of our other stores at March 31, 2012.

Income Taxes

Historically, we have not recognized an income tax benefit for our losses. Accordingly, we record a valuation allowance against our deferred tax assets because of the uncertainty of future taxable income and the realizability of the deferred tax assets.  In determining if a valuation allowance against our deferred tax asset is appropriate, we consider both positive and negative evidence.  The positive evidence that we considered included (1) we were profitable in 2010, 2009, 2007 and 2006, (2) we have achieved positive comparable store sales growth for six out of the last nine years, (3) we were able to significantly reduce store and headquarters operating expenses in 2009, and (4) we were able to use federal net operating loss deductions in each tax year from 2002 through 2010.  The negative evidence that we considered included (1) we realized a net loss in 2005, 2008 and 2011, (2) our merchandise margins decreased in 2010, 2009, 2008, 2006 and 2005, (3) our future profitability is vulnerable to certain risks, including (a) the risk that we may not be able to generate significant taxable income to fully utilize our net operating loss carryforwards of approximately $16.6 million at December 31, 2011, (b) the risk of unseasonable weather and other factors in a single geographic region, New England, where our stores are concentrated, (c) the risk of being so dependent upon a single season, Halloween, for a significant amount of annual sales and profitability and (d) the risk of fluctuating prices for petroleum products, which are a key raw material for much of our merchandise and which affect our freight costs and those of our suppliers and affect our customers’ spending levels and patterns, (4) the risk that the costs of opening or acquiring new stores will put pressure on our profit margins until these stores reach maturity, (5) the expected increasing costs of  regulatory compliance will likely have a negative impact on our profitability, and (6) the risk that a continued, general or perceived slowdown in the U.S economy, or uncertainty as to the economic outlook, which the U.S. and world economies have recently experienced, could continue to reduce discretionary spending or cause a shift in consumer discretionary spending to other products.

The positive evidence is strong enough for us to conclude at the end of fiscal 2011 and as of March 31, 2012 that we will realize sufficient levels of taxable income in 2012 and beyond to support the net deferred tax asset value of approximately $587 thousand.  However, we believe that it is prudent for us to maintain a valuation allowance against our remaining deferred tax assets until we have a longer history of profitability and we can reduce our exposure to the risks described above.  Should we determine that we will be able to realize our deferred tax assets in the future, an adjustment to our deferred tax assets would increase income in the period we made such a determination.

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

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminated the option to report other comprehensive income and its components in the statement of shareholders’ equity. Instead, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 also required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented.

In December 2011, the FASB issued ASU 2011-12 Deferral of the Effective date for Amendments to the Presentation of Reclassification of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which indefinitely defers the guidance related to the presentation of reclassification adjustments. ASU 2011-05 is effective for interim periods beginning after December 15, 2011 and should be applied retroactively. The adoption of these updates had no effect on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our market risk exposure since the filing of our Annual Report on Form 10-K for the period ended December 31, 2011, which was filed with the SEC on March 28, 2012.

Item 4.  Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer and the Chief Financial Officer of iParty (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2012, the end of the fiscal quarter to which this report relates, that iParty's disclosure controls and procedures: are effective to ensure that information required to be disclosed by iParty in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by iParty in such reports is accumulated and communicated to iParty's management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.  iParty’s disclosure controls and procedures were designed to provide a reasonable level of assurance of reaching iParty’s disclosure requirements and are effective in reaching that level of assurance.

(b)   Changes in Internal Controls.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any material pending legal proceedings, other than ordinary routine matters incidental to our business, which we do not expect, individually or in the aggregate, to have a material effect on our financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on March 28, 2012.

Item 2.  Unregistered Sales of Equity and Securities and Use of Proceeds

Not applicable

Item 3.  Defaults upon Senior Securities

Not applicable

Item 4.  Mine Safety Control

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

Dated: May 9, 2012

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