Form 10-Q
period 2012-06-30
IPARTY CORP
filed 2012-08-13
CIK 1078383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

As of August 1, 2012, there were 24,418,284 shares of common stock, $.001 par value, outstanding.

iPARTY CORP.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

iPARTY CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	Jun 30, 2012	Dec 31, 2011
ASSETS
Current assets:
Cash	$62,450	$63,650
Restricted cash	463,236	819,604
Accounts receivable	707,685	1,377,234
Inventories	17,143,764	15,965,507
Prepaid expenses and other assets	1,554,260	1,415,780
Deferred income tax asset	46,762	46,762
Total current assets	19,978,157	19,688,537
Property and equipment, net	2,598,418	2,664,086
Intangible assets, net	466,630	626,900
Other assets	298,385	333,731
Deferred income tax asset	540,841	540,841
Total assets	$23,882,431	$23,854,095

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and book overdrafts	$8,418,001	$5,970,015
Accrued expenses	2,276,653	2,295,467
Current portion of capital lease obligations	-	4,613
Borrowings under line of credit	4,015,652	5,366,512
Total current liabilities	14,710,306	13,636,607

Long-term liabilities:
Deferred rent	1,514,400	1,504,973

Commitments and contingencies

Stockholders' equity:
Convertible preferred stock - $.001 par value; 10,000,000 shares authorized,
Series B convertible preferred stock - 1,150,000 shares authorized; 419,658 and 420,408
shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	6,244,511	6,255,671
Series C convertible preferred stock - 100,000 shares authorized, issued and outstanding
(aggregate liquidation value of $2,000,000 at June 30, 2012)	1,492,000	1,492,000
Series D convertible preferred stock - 250,000 shares authorized, issued and outstanding
(aggregate liquidation value of $5,000,000 at June 30, 2012)	3,652,500	3,652,500
Series E convertible preferred stock - 533,333 shares authorized; 296,666 shares issued
and outstanding (aggregate liquidation value of $1,112,497 at June 30, 2012)	1,112,497	1,112,497
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding
(aggregate liquidation value of $500,000 at June 30, 2012)	500,000	500,000
Total convertible preferred stock	13,001,508	13,012,668

Common stock - $.001 par value; 150,000,000 shares authorized; 24,418,284 and 24,408,594
shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	24,418	24,409

Additional paid-in capital	53,098,048	52,987,574
Accumulated deficit	(58,466,249)	(57,312,136)
Total stockholders' equity	7,657,725	8,712,515
Total liabilities and stockholders' equity	$23,882,431	$23,854,095

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the six months ended
	Jun 30, 2012	Jun 25, 2011	Jun 30, 2012	Jun 25, 2011
Revenues	$19,562,979	$19,617,207	$35,316,724	$34,709,335
Operating costs:
Cost of products sold and occupancy costs	12,052,375	11,819,894	22,078,555	21,420,765
Marketing and sales	5,732,438	5,960,011	10,943,347	11,096,753
General and administrative	1,653,941	1,729,667	3,356,317	3,515,689

Operating income (loss)	124,225	107,635	(1,061,495)	(1,323,872)

Change in fair value of warrant liability	(323)	17,538	(539)	11,316
Interest expense (net)	(42,749)	(81,920)	(92,079)	(155,102)
Income (loss) before income taxes	81,153	43,253	(1,154,113)	(1,467,658)

Income taxes	-	-	-	-

Net income (loss)	$81,153	$43,253	$(1,154,113)	$(1,467,658)

Income (loss) per share:
Basic	$0.00	$0.00	$(0.05)	$(0.06)
Diluted	$0.00	$0.00	$(0.05)	$(0.06)

Weighted-average shares outstanding:
Basic	38,930,281	39,301,774	24,412,507	24,355,975
Diluted	39,422,446	39,905,404	24,412,507	24,355,975

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended
	Jun 30, 2012	Jun 25, 2011
Operating activities:

Net loss	$(1,154,113)	$(1,467,658)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	516,297	596,376
Amortization	179,064	201,034
Deferred rent	9,427	(5,954)
Non-cash stock-based compensation expense	98,784	112,070
Loss on disposal of assets	750	1,710
Change in fair value of warrants	539	(11,316)
Changes in operating assets and liabilities:
Accounts receivable	669,549	(243,640)
Inventories	(1,178,257)	(2,710,905)
Prepaid expenses and other assets	(121,928)	(193,628)
Accounts payable and book overdrafts	2,447,987	2,948,041
Accrued expenses and other liabilities	(18,814)	17,153
Net cash (used in) provided by operating activities	1,449,285	(756,717)

Investing activity:

Purchase of property and equipment	(451,379)	(659,607)
Net cash used in investing activity	(451,379)	(659,607)

Financing activities:

Net borrowings (payments) under line of credit	(1,350,860)	1,479,664
Decrease (increase) in restricted cash	356,368	(81,830)
Principal payments on capital lease obligations	(4,614)	(4,613)
Proceeds from exercise of stock options	-	24,103
Net cash (used in) provided by financing activities	(999,106)	1,417,324

Net (decrease) increase in cash	(1,200)	1,000

Cash beginning of period	63,650	62,650

Cash end of period	$62,450	$63,650

Supplemental disclosure of non-cash financing activities:

Conversion of Series B convertible preferred stock to common stock	$11,160	$12,053

Disposal of property and equipment	$46,129	$3,360

The accompanying notes are an integral part of these Consolidated Financial Statements.

  iPARTY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

The interim consolidated financial statements as of June 30, 2012 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.  The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date.  Operating results for the Company on a quarterly basis may not be indicative of the results for the entire year due, in part, to the seasonality of the party goods industry.  Historically, higher revenues and operating income have been experienced in the second and fourth fiscal quarters, while the Company has generated losses in the first and third quarters.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2011.

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

Concentrations

The Company purchases its inventory from a diverse group of vendors.  Six suppliers accounted for approximately 50% of the Company’s purchases of merchandise for the six months ended June 30, 2012, but the Company does not believe that it is overly dependent upon any single source for its merchandise, often using more than one vendor for similar kinds of products.

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

On December 30, 2010, the Company and Amscan agreed to extend the original expiration date of the Supply Agreement from December 31, 2012 to December 31, 2013. In addition, on December 30, 2010, the Company agreed with Party City Corporation (“Party City”), an affiliate of Amscan, to take over one Party City leased location in Manchester, Connecticut on March 1, 2011.  As part of the store takeover, the Company entered into an amendment to that certain Asset Purchase Agreement dated August 7, 2006 with Party City to extend the term of the non-compete provisions with Party City and its affiliates contained in the Asset Purchase Agreement from August 7, 2011 until December 31, 2013 and to include the Manchester, Connecticut location as part of the restricted area in the non-compete provisions.

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

Cash and Restricted Cash

The Company uses controlled disbursement banking arrangements as part of its cash management program.  Outstanding checks, which were included in accounts payable and book overdrafts, totaled $2,304,280 at June 30, 2012 and $2,000,025 at December 31, 2011.

Restricted cash represents funds on deposit established for the benefit of and under the control of Wells Fargo Bank, National Association (successor by merger to Wells Fargo Retail Finance, LLC) (“Wells Fargo”), the Company’s lender under its line of credit, and constitutes collateral for amounts outstanding under this line.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments.  The fair value of borrowings under the Company’s line of credit approximates the carrying value because the debt bears interest at a variable market rate.    The fair value at June 30, 2012 of the warrants issued in 2008 was determined by using the Black-Scholes model (implied volatility of 122.34%, risk free rate of 0.21% and expected life of 0.66 years).

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

The following table sets forth the computation of net income (loss) per basic and diluted share available to common stockholders:

	For the three months ended		For the six months ended
	Jun 30, 2012	Jun 25, 2011	Jun 30, 2012	Jun 25, 2011
Common shares	$50,898	$26,845	$(1,154,113)	$(1,467,658)
Convertible preferred Series B-F	30,255	16,408	-	-
Net income (loss)	$81,153	$43,253	$(1,154,113)	$(1,467,658)

Net income (loss) per share
Basic	$0.00	$0.00	$(0.05)	$(0.06)
Diluted	$0.00	$0.00	$(0.05)	$(0.06)

Weighted-average shares outstanding:
Common shares - basic	24,416,420	24,392,486	24,412,507	24,355,975
Common share equivalents of Series B-F convertible preferred stock	14,513,861	14,909,288	-	-
If - converted weighted-average shares outstanding	38,930,281	39,301,774	24,412,507	24,355,975

Common share equivalents of "in the money" stock options	492,165	603,630	-	-
Common share equivalents of "in the money" warrants	-	-	-	-
Diluted weighted-average shares outstanding	39,422,446	39,905,404	24,412,507	24,355,975

The common stock equivalents of Series B-F preferred stock calculated on an if converted basis totaled 14,517,774 and 14,913,670 shares for the six months ended  June 30, 2012 and June 25, 2011, respectively. These share amounts have been excluded from net loss per share since their impact would have been anti-dilutive.

The common share equivalents of “out of the money” stock options and warrants which were also excluded from the computation of net income per diluted share available to common stockholders were 5,823,837 and 100,000 in the second quarter of 2012, and 5,584,016 and 2,183,334 in the second quarter of 2011, respectively.

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

The stock-based compensation expense recognized by the Company was:

	For the three months ended		For the six months ended
	Jun 30, 2012	Jun 25, 2011	Jun 30, 2012	Jun 25, 2011
Stock-based compensation expense	$50,082	$67,398	$98,784	$112,070

Stock-based compensation expense is included in general and administrative expense and had no impact on cash flow from operations and cash flow from financing activities for the six months ended June 30, 2012 or June 25, 2011.

On May 27, 2009, the Company’s stockholders approved a new equity incentive plan entitled the 2009 Stock Incentive Plan (the “2009 Plan”).  The Company no longer grants equity awards under its former equity incentive plan,  the Amended and Restated 1998 Incentive and Nonqualified Stock Option Plan (the “1998 Plan” and with the 2009 Plan, the “Plans”).

Under the Company’s Plans, options to acquire shares of common stock may be granted to officers, directors, key employees and consultants.  Under the 2009 Plan, the exercise price for qualified incentive options and non-qualified options cannot be less than the fair market value of the stock on the grant date, as determined by the Company’s Board of Directors. In addition, under the 2009 Plan, other stock-based and performance awards may be granted to officers, directors, key employees and consultants, including stock appreciation rights, restricted stock, and restricted stock units. Under the Plans, a combined total of 11,000,000 shares of common stock or other stock based awards may be granted.  To date, the Company has only issued options for shares under its Plans, which have been granted to employees, directors and consultants of the Company at fair market value at the date of grant.  Of the options that have been issued, options for 1,548,751 shares have been exercised and options for 7,809,270 shares remain outstanding at June 30, 2012.  Generally, employee options become exercisable over periods of up to four years, and expire ten years from the date of grant.

At the annual Board of Directors meeting following the Company’s stockholders meeting in 2012, the Company granted options to its independent directors for the purchase of 120,000 shares of common stock at an exercise price of $0.20 per share. At the annual Board of Directors meetings following the Company’s annual stockholders meetings in 2011 and 2010, the Company granted options to its key employees, including its CEO and CFO, and independent directors in the following total amounts: (i) 817,100 options for the purchase of shares of common stock on June 10, 2011 at an exercise price of $0.28 per share, and (ii) 502,320 options for the purchase of shares of common stock on June 2, 2010 at an exercise price of $0.30 per share. Also, the Company granted options for the purchase of an aggregate of (i) 633,400 shares of common stock to key employees on January 18, 2012 at an exercise price of $0.14 per share, and (ii) 165,000 shares of common stock to key employees on March 11, 2010 at an exercise price of $0.41 per share.   The fair values using the Black-Scholes option pricing model of the options granted were as follows: June 6, 2012, $0.17 per share; January 18, 2012, $0.12 per share; June 10, 2011, $0.23 per share; June 2, 2010, $0.25 per share; and March 11, 2010, $0.34 per share. The exercise price for each of the option grants made in 2010, 2011 and 2012 was equal to the grant date closing price of the Company’s common stock as reported on the NYSE Amex.

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

At the date of the grant, the weighted average fair value of the options at the date of the grant for options granted during the six months ended June 30, 2012 and June 25, 2011 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended		For the six months ended
	Jun 30, 2012	Jun 25, 2011	Jun 30, 2012	Jun 25, 2011
Risk-free interest rate	0.79%	0.76%	0.82%	0.76%
Expected volatility	124.41%	114.23%	114.69%	114.23%
Weighted average expected life (in years)	5.31	5.27	6.62	5.27
Expected dividends	0.00%	0.00%	0.00%	0.00%

A summary of the Company's stock options is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Price Range			Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2011	7,542,459	0.41	0.07	-	1.33	-
Granted	753,400	0.15	0.14	-	0.20	-
Expired	(483,896)	0.33	0.30	-	1.06	-
Forfeited	(2,693)	0.30	0.30		0.30	-
Exercised	-	-	-	-	-
Outstanding - June 30, 2012	7,809,270	0.39	0.07	-	1.33	5.81	221,127

Exercisable - June 30, 2012	6,177,948	0.44	0.07	-	1.33	5.02	155,699

Available for grant - June 30, 2012	1,641,979

The following table summarizes information for options outstanding and exercisable at June 30, 2012:

			Outstanding			Exercisable
				Weighted
			Number	Average	Weighted	Number	Weighted
			of	Remaining	Average	of	Average
			Stock	Life	Exercise	Stock	Exercise
Price Range			Options	(Years)	Price	Options	Price
$ 0.07	-	$0.20	2,038,760	7.8	$0.12	1,279,659	$0.11
0.21	-	0.30	2,180,032	8.1	0.28	1,380,036	0.28
0.31	-	0.50	1,794,070	4.5	0.41	1,721,845	0.41
0.51	-	1.00	1,763,408	2.1	0.81	1,763,408	0.81
1.01	-	1.33	33,000	1.5	1.13	33,000	1.13
Total			7,809,270	5.8	$0.39	6,177,948	$0.44

The remaining unrecognized stock-based compensation expense related to unvested awards at June 30, 2012 was $248,695 and the period of time over which this expense will be recognized is 2.6 years.

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

The first non-compete agreement, from Party City and its affiliates, originally covered Massachusetts, Maine, New Hampshire, Vermont, Rhode Island, and Windsor and New London counties in Connecticut, and was to expire in 2011.  This non-compete agreement had an original estimated life of 60 months. On December 30, 2010, the Company executed an agreement with Party City to take over its leased location in Manchester, Connecticut.  Under that agreement, the term of this non-compete agreement was extended to December 31, 2013 and the non-compete area was amended to include a three mile radius around the Manchester, Connecticut store.

The other non-compete agreement was acquired in connection with the Company’s purchase in January 2008 of the two party supply stores in Lincoln and Warwick, Rhode Island. This non-compete agreement covers Rhode Island for five years from the date of closing and within a certain distance from the Company’s stores in the rest of New England for three years. Other than Rhode Island, the New England non-compete under this agreement has expired. This non-compete agreement has an estimated life of 60 months. Both non-compete agreements are subject to certain terms and conditions in their respective acquisition agreements.

The occupancy valuations relate to acquired retail store leases for stores in Peabody, Massachusetts (estimated life of 90 months), Lincoln, Rhode Island (estimated life of 79 months) and Warwick, Rhode Island (estimated life of 96 months).

Intangible assets as of June 30, 2012 and December 31, 2011 were:

	Jun 30, 2012	Dec 31, 2011
Non-compete agreements	$2,358,540	$2,358,540
Occupancy valuations	944,716	944,716
Other	157,855	157,855

Intangible assets	3,461,111	3,461,111

Less: accumulated amortization	(2,994,481)	(2,834,211)

Intangible assets, net	$466,630	$626,900

Amortization expense for these intangible assets was:

	For the three months ended		For the six months ended
	Jun 30, 2012	Jun 25, 2011	Jun 30, 2012	Jun 25, 2011
Amortization expense	$80,136	$79,202	$160,271	$158,405

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

Future amortization expense related to these intangible assets as of June 30, 2012 is:

Year	Amount
2012	$160,271
2013	208,761
2014	59,848
2015	37,750
Total	$466,630

Accounting for the Impairment of Long-Lived Assets

The Company reviews each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  The Company’s review considers store operating results, future sales growth and cash flows. During the fourth quarter of the Company’s fiscal year ended December 31, 2011, the Company determined that one of its retail stores was impaired due to underperforming sales.  As a result of this impairment, a charge of approximately $26,000 was recorded to reduce to fair value ($0) the remaining carrying value of the property and equipment utilized in this store.  The Company is not aware of any impairment indicators for any of our other stores at June 30, 2012.

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

The Facility includes a financial covenant requiring the Company to maintain a minimum availability under the line of 7.5% of the credit limit, except for the period from January 1, 2012 through April 30, 2012, during which period the minimum availability was zero. The 7.5% limit was restored on May 1, 2012 to $937,500 based on the Facility’s credit limit of $12,500,000.  The Facility also has a covenant that requires the Company to limit its capital expenditures to within 110% of those amounts included in its business plan, which may be updated from time to time.  As of June 30, 2012 and as of December 31, 2011, the Company was in compliance with all debt covenants.  The Agreement also includes a 0.375% unused line fee.  The line generally prohibits the payment of any dividends or other distributions to any of the Company’s classes of capital stock.

The amounts outstanding under the Facility as of June 30, 2012 and December 31, 2011 were $4,015,652 and $5,366,512, respectively.  The interest rate on these borrowings was 2.72% at June 30, 2012 and 2.80% at December 31, 2011.  The outstanding balances under the Facility are classified as current liabilities in the accompanying consolidated balance sheets since the Company is required to apply daily lock box receipts to reduce the amount outstanding.  At June 30, 2012, the Company had $5,889,228 of additional availability under the Facility.

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – observable inputs other than quoted prices in active markets for identical assets or liabilities

Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions

The only assets and liabilities subject to fair value measurement standards at June 30, 2012 and December 31, 2011 are cash and restricted cash which are based on Level 1 inputs and the warrant liability which is based on Level 2 inputs.

Income taxes

The Company has not provided for income taxes for the second quarter of fiscal 2012 or fiscal 2011 due to the availability of net operating loss (NOL) carryforwards to eliminate federal taxable income on an annual basis, and uncertainty of state taxable income based on the extent of our operating loss through June 30, 2012.  No benefit has been recognized with respect to current losses or NOL carryforwards in these periods due to the uncertainty of future taxable income beyond 2012, the assessment of which depends largely on our operating results during our fourth quarter.  We continue to believe we will be able to realize the deferred tax asset of $587,603 based on estimated 2012 taxable income.

At the end of 2011, the Company had estimated net operating loss carryforwards of approximately $16.6 million, which begin to expire in 2020.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards may be subject to annual limitations based upon certain ownership changes of the Company’s  stock that may have occurred or that may occur.

New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is allowed, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The adoption of this update is not expected to have any effect on the Company’s consolidated financial statements.

2.	SUBSEQUENT EVENTS

On July 11, 2012, the Company announced the signing of leases for two new stores in the Greater Boston area. The first of these stores will be located in Plaistow, New Hampshire, and the second will be located in Waltham, Massachusetts. The Company expects to open these stores before the 2012 Halloween season.

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

Overview

We are a party goods retailer operating stores throughout New England, where 47 of our 52 retail stores are located, and in Florida in addition to an online e-commerce site.  In June and July of 2012, we signed leases for two additional locations in the Greater Boston area, which are scheduled to open in time for the 2012 Halloween season. When these stores are opened, we will have 54 retail stores. We believe we are a leading brand in the party industry in the retail markets we serve and a leading resource in those markets for consumers seeking party goods, party planning advice and information.

Our 52 retail stores are located predominantly in New England with 7 stores in Connecticut, 6 in New Hampshire, 3 in Rhode Island, 3 in Maine, 1 in Vermont, and 27 in Massachusetts.  We also operate 5 stores in Florida. In July 2011, we re-launched our newly redesigned e-commerce site with a full assortment of costume and related merchandise for purchase and shipping via the internet.  In the second quarter of 2012, we added adult birthday and additional seasonal and basic items merchandise to the e-commerce site. We plan to continue to expand our e-commerce offerings with additional offerings during the remainder of 2012. We also use our internet site to highlight the changing store product assortment and feature sales flyers, promotions and coupons to increase customer visits to our retail stores.

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

We lease our properties, typically for 10 years and usually with options from our landlords to extend our leases for an additional 5 or 10 years.

The following table shows the number of stores in operation (not including temporary stores):

	For the six months ended
	Jun 30, 2012	Jun 25, 2011
Beginning of period	52	52
Openings / Acquisitions	1	1
Closings	(1)	-
End of period	52	53

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

Second Quarter Summary

For the second quarter of 2012, our consolidated revenues were $19.56 million, compared to $19.62 million for the second quarter of 2011.  The decrease in consolidated revenue was driven by the sales results from our Manchester, Connecticut market, which was consolidated from two stores in the second quarter of 2011 to one store in the second quarter of 2012. The new Manchester store delivered significantly higher contribution in Q2 2012 than the combined stores in Q2 2011, but on a lower sales base. In the second quarter of 2012, our comparable store sales (sales from stores open more than one year) increased slightly by 0.1% compared to the second quarter of 2011. Consolidated gross profit margin was 38.4% for the second quarter of 2012, compared to a gross profit margin of 39.7% for the same period in 2011. The gross profit margin components included a decrease of 1.0% in product selling margin rate, the result of earlier and deeper clearance markdowns in 2012 compared to 2011.  The consolidated net income for the second quarter of 2012 was $81 thousand, or $0.00 per share, compared to $43 thousand, or $0.00 per share, for the second quarter of 2011.

Acquisition and Growth Strategy

Our growth strategy for 2012 and beyond includes expanding and targeting the temporary Halloween store aspect of our business, opening new stores, relocating or consolidating existing stores, reviewing potential acquisition of other entities, and developing our e-commerce site. As part of this growth strategy, in July 2012, we announced the planned opening of two new stores in the Greater Boston area. In March 2011, we took over a competitor’s Manchester, Connecticut store. In addition, we opened eleven temporary Halloween stores in 2011. Any determination whether to open a new or temporary store or make an acquisition is based upon a variety of factors, including, without limitation, the purchase price and other financial terms of the transaction, our liquidity and ability to finance the transaction, the business prospects, geographical location and the extent to which any new or temporary store or acquisition would enhance our business.

Results of Operations

Fiscal year 2012 has 52 weeks and ends on December 29, 2012. Fiscal year 2011 had 53 weeks and ended on December 31, 2011.

The second quarter of fiscal year 2012 had 13 weeks and ended on June 30, 2012.  The second quarter of fiscal year 2011 had 13 weeks and ended on June 25, 2011.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 25, 2011

Revenues

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale or at the time of shipment for internet sales.  Our consolidated revenues for the second quarter of fiscal 2012 were $19,562,979, a decrease of $54,228, or 0.3% from the second quarter of the prior fiscal year, and included an increase in comparable store sales of 0.1% for the quarter. The decrease in total sales was primarily due to the sales results from our Manchester, Connecticut market, which was consolidated from two stores in the second quarter of 2011 to one store in the second quarter of 2012. The new Manchester store delivered a significantly higher contribution in Q2 2012 than the combined stores in Q2 2011, but on a lower sales base.

	For the three months ended
	Jun 30, 2012	Jun 25, 2011
Revenues	$19,562,979	$19,617,207

Increase (decrease) in revenues	-0.3%	-2.2%

Cost of products sold and occupancy costs

Cost of products sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores.  Our cost of products sold and occupancy costs for the second quarter of fiscal 2012 were $12,052,375 or 61.6% of revenues, an increase of $232,481, or 1.3% as a percentage of revenues, compared to the second quarter of the prior fiscal year.

	For the three months ended
	Jun 30, 2012	Jun 25, 2011
Cost of products sold and occupancy costs	$12,052,375	$11,819,894

Percentage of revenues	61.6%	60.3%

As a percentage of revenues, cost of products sold and occupancy costs included a decrease in product selling margins of 1.0% and an increase in occupancy costs of 0.3% as a percentage of revenues. The decline in selling margin was caused by accelerated clearance markdowns in the second quarter of 2012 compared to 2011.  The increase in occupancy costs was mainly due to increases in common area maintenance charges in 2012 compared to 2011.

Marketing and sales expense

Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  Our consolidated marketing and sales expense for the second quarter of fiscal 2012 was $5,732,438, or 29.3% of revenues, a decrease of $227,573 and a decrease of 1.1 percentage points, as a percentage of revenues, from the second quarter of the prior fiscal year.  The decrease in marketing and sales expense was primarily due to a decrease in payroll costs in our stores in the second quarter of 2012 compared to the second quarter of 2011.

	For the three months ended
	Jun 30, 2012	Jun 25, 2011
Marketing and sales	$5,732,438	$5,960,011

Percentage of revenues	29.3%	30.4%

General and administrative expense

General and administrative (“G&A”) expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  Our consolidated G&A expense for the second quarter of fiscal 2012 was $1,653,941 or 8.5% of revenues, a decrease of $75,726 or 0.3 percentage points, as a percentage of revenues, from the second quarter of the prior fiscal year.  The decrease in general and administrative expense was primarily due to lower professional fees in the second quarter of 2012 compared to the second quarter of 2011.

	For the three months ended
	Jun 30, 2012	Jun 25, 2011
General and administrative	$1,653,941	$1,729,667

Percentage of revenues	8.5%	8.8%

Operating income

Our operating income for the second quarter of fiscal 2012 was $124,225, or 0.6% of revenues, as compared to $107,635, or 0.5% of revenues for the second quarter of the prior fiscal year.

Interest expense

Our interest expense in the second quarter of fiscal 2012, net of interest income, was $42,749, a decrease of $39,171 from the second quarter of the prior fiscal year.  The decrease in the second quarter of fiscal 2012 as compared to the prior period was due to lower effective interest rates in the second quarter of 2012 compared to the same period in 2011.

Income taxes

We have not provided for income taxes for the second quarter of fiscal 2012 or fiscal 2011 due to the availability of net operating loss (NOL) carryforwards to eliminate federal taxable income on an annual basis, and uncertainty of state taxable income based on the extent of our operating loss through June 30, 2012.  No benefit has been recognized with respect to current losses or NOL carryforwards in these periods due to the uncertainty of future taxable income beyond 2012, the assessment of which depends largely on our operating results during our fourth quarter.  We continue to believe we will be able to realize the deferred tax asset of $587,603 based on estimated 2012 taxable income.

At the end of 2011, we had estimated net operating loss carryforwards of approximately $16.6 million, which begin to expire in 2020.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards may be subject to annual limitations based upon certain ownership changes of our stock that may have occurred or that may occur.

Net loss

Our net income in the second quarter of fiscal 2012 improved to $81,153 compared to $43,253 in the second quarter of the prior fiscal year. On a per share basis, both second quarter 2012 and 2011 were $0.00 per basic and diluted share.

Six months Ended June 30, 2012 Compared to Six months Ended June 25, 2011

Revenues

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.  Our consolidated revenues for the first six months of fiscal 2012 were $35,316,724, an increase of $607,389, or 1.7% from the first six months of the prior fiscal year. The increase was primarily due to increased sales in our comparable stores of 3.7% in the first half of 2012 compared to the first half of 2011. The largest components of the increase in comparable store sales included approximately $678,000 in the fall, bulk and everyday categories and $197,000 in masquerade. The increase in fall and bulk sales came largely from sales related to the 2012 Super Bowl event in the first quarter of 2012.

	For the six months ended
	Jun 30, 2012	Jun 25, 2011
Revenues	$35,316,724	$34,709,335

Increase (decrease) in revenues	1.7%	-0.5%
`
Cost of products sold and occupancy costs

Cost of products sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores.  Our cost of products sold and occupancy costs for the first six months of fiscal 2012 were $22,078,555, or 62.5% of revenues, an increase of $657,790 from the first six months of the prior fiscal year.

	For the six months ended
	Jun 30, 2012	Jun 25, 2011
Cost of products sold and occupancy costs	$22,078,555	$21,420,765

Percentage of revenues	62.5%	61.7%

 As a percentage of revenues, cost of products sold and occupancy costs were 0.8 percentage points higher in the first six months of 2012 compared to the first six months of 2011, mainly due to the effect of deeper clearance markdowns in the second quarter of 2012 compared to 2011.

Marketing and sales expense

Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  Our consolidated marketing and sales expense for the first six months of fiscal 2012 was $10,943,347, or 31.0% of revenues, a decrease of $153,406 or 1.0 percentage point, as a percentage of revenues, from the first six months of the prior fiscal year.

	For the six months ended
	Jun 30, 2012	Jun 25, 2011
Marketing and sales	$10,943,347	$11,096,753

Percentage of revenues	31.0%	32.0%

As a percentage of revenues, the decrease in marketing and sales expense was due to decreased  payroll expense in the stores, partly offset by increases in advertising expenditures and web related payroll.

General and administrative expense

General and administrative (“G&A”) expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  Our consolidated G&A expense for the first six months of fiscal 2012 was $3,356,317, or 9.5% of revenues, a decrease of $159,372 from the first six months of the prior fiscal year.

	For the six months ended
	Jun 30, 2012	Jun 25, 2011
General and administrative	$3,356,317	$3,515,689

Percentage of revenues	9.5%	10.1%

The decrease in general and administrative expense was primarily due to a decrease in professional fees, including accounting fees, board compensation expense and banking related fees.

Operating loss

Our operating loss for the first six months of fiscal 2012 was $1,061,495, or 3.0% of revenues, as compared to an operating loss of $1,323,872, or 3.8% of revenues for the first six months of the prior fiscal year.

Interest expense

Our interest expense in the first six months of fiscal 2012, net of interest income, was $92,079, a decrease of $63,023 from the first six months of the prior fiscal year.  The decrease in the first six months of fiscal 2012 as compared to the prior period was due to lower effective interest rates in the first six months of 2012 compared to the same period in 2011.

Income taxes

We have not provided for income taxes for the first six months of fiscal 2012 or fiscal 2011 due to losses in the six month period ended June 30, 2012 and in the six month period ended June 25, 2011 and the availability of net operating loss (NOL) carryforwards to eliminate federal taxable income on an annual basis. No benefit has been recognized with respect to current losses or NOL carryforwards in these periods due to the uncertainty of future taxable income beyond 2011, the assessment of which depends largely on our operating results during our fourth quarter.  We continue to believe we will be able to realize the deferred tax asset of $587,603 based on estimated 2012 taxable income.

At the end of 2011, we had estimated federal net operating loss carryforwards of approximately $16.6 million, which begin to expire in 2020.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards may be subject to annual limitations based upon certain ownership changes of our stock that may have occurred or that may occur.

Net loss

Our net loss in the first six months of fiscal 2012 was $1,154,113, or $0.05 per basic and diluted share, compared to a net loss of $1,467,658, or $0.06 per basic and diluted share, in the first six months of the prior fiscal year.

Liquidity and Capital Resources

Our primary uses of cash are:

●	purchases of inventory, including purchases under our Supply Agreement with Amscan, as described more fully below;
●	occupancy expenses of our stores;
●	employee salaries; and
●	new and temporary store openings, including acquisitions.

Our primary sources of cash are:

●	cash from operating activities; and
●	debt, including our Facility.

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

Borrowings under the Facility will generally accrue interest at a margin of 0.25% over a base rate determined by Wells Fargo from time to time, or, at our election, 2.00% over LIBOR.  The Facility provides for letters of credit for up to a sublimit of $2 million to be used in connection with inventory purchases and includes an unused line fee on the unused portion of the Facility. Our obligations under the Facility are secured by a lien on substantially all of our personal property.

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

Our inventory consists of party supplies which are valued at the lower of weighted-average cost or market, which approximates FIFO (first-in, first-out) and are reduced or increased by adjustments including vendor rebates and discounts and freight costs.  Our Facility availability calculation allows us to borrow against “acceptable inventory at cost”, which is based on our inventory at cost and applies adjustments that Wells Fargo has approved, which may be different than adjustments we use for valuing our inventory in our financial statements, such as the adjustment to reserve for inventory shortage.  The amount of “acceptable inventory at cost” was approximately $17,846,501 at June 30, 2012.

Our accounts receivable consist primarily of credit card receivables and vendor rebates receivable.  Our Facility availability calculation allows us to borrow against “eligible credit card receivables”, which are the credit card receivables for the previous two to three days of business.  The amount of “eligible credit card receivables” was approximately $336,524 at June 30, 2012.

Our total borrowing base is determined by adding the “acceptable inventory at cost” times an agreed upon advance rate plus the “eligible credit card receivables” times an agreed upon advance rate but not to exceed our established credit limit, which was $12,500,000 at June 30, 2012.  Under the terms of the Facility, our $12,500,000 credit limit was further reduced by (1) a minimum availability block, (2) customer deposits, (3) gift certificates, (4) merchandise credits and (5) outstanding letters of credit. The amounts outstanding under the Facility were $4,015,652 at June 30, 2012 and $5,366,512 at December 31, 2011, a decrease of $1,350,860. Our additional availability was $5,889,228 at June 30, 2012 and $3,129,457 at December 31, 2011.

The Facility has financial covenants that include maintaining a minimum availability and limiting capital expenditures and contains various restrictive covenants, such as incurrence, payment or entry into certain indebtedness, liens, investments, acquisitions, mergers, dispositions and dividends.  Under the Facility, we are required to maintain a minimum availability of 7.5% of the credit limit, except for the period January 1, 2012 through April 30, 2012, during which time the minimum availability was zero. The Facility also requires us to limit our capital expenditures to within 110% of those amounts included in our business plan, which may be updated from time to time.  At June 30, 2012, we were in compliance with these financial covenants.

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

The Supply Agreement provides for penalties in the event we fail to attain the annual purchase commitment that would require us to pay Amscan the difference between the purchases for that year and the annual purchase commitment for that year. Under the terms of the Supply Agreement, the annual purchase commitment for any individual year can be reduced for orders placed by us but not filled by Amscan.  Our purchases for 2011 exceeded the minimum purchase amount commitments.  We are not aware of any reason that would prevent us from meeting the minimum purchase requirements for the remainder of 2012 or for 2013.  Although we do not expect to incur any penalties under this Supply Agreement, if they were to occur, there could be a material adverse effect on our uses and sources of cash.

Operating, Investing and Financing Activities

Our operating activities provided cash of $1,449,285 during the six months ended June 30, 2012 compared to using $756,717 during the six months ended June 30, 2011, an increase in cash provided of $2,206,002.  The increase in cash provided in operating activities was primarily due to a reduction of inventory purchases and a decrease in net loss for the six months ended June 30, 2012 compared to the same period in 2011, plus a reduction in credit card accounts receivable from December 31, 2011 to June 30, 2012.

We used $451,379 in investing activity during the first six months of 2012 compared to $659,607 during the first six months of 2011, a decrease of $208,228.  The cash invested in 2012 was primarily for improvement to our retail stores and point of sale register updates.  The cash invested in 2011 was primarily for fixtures and equipment for our new Manchester, Connecticut store as well as existing store improvements.

Financing activities used $999,106 during the first six months of 2012 compared to providing $1,417,324 during the first six months of 2011, a decrease of $2,416,430.  The decrease was primarily due to a decreased net borrowings on the line of credit during the first six months of 2012 compared to the first six months of 2011.

Contractual Obligations

Contractual obligations at June 30, 2012 were as follows:

		Within	Within
	Within	2 - 3	4 - 5	After
	1 Year	Years	Years	5 Years	Total
Line of credit	$4,018,814	$-	$-	$-	$4,018,814
Supply agreement	8,929,868	4,680,000	-	-	13,609,868
Operating leases (including retail space leases)	9,771,091	15,660,697	10,219,915	7,988,555	43,640,258
Total contractual obligations	$22,719,773	$20,340,697	$10,219,915	$7,988,555	$61,268,940

In addition, at June 30, 2012, we had outstanding purchase orders totaling approximately $8,792,504 for the acquisition of inventory and non-inventory items that were scheduled for delivery after June 30, 2012.

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

Geographic Concentration

As of June 30, 2012, we operated a total of 52 stores, 47 of which are located in New England and 5 of which are located in Florida. As a result, a severe or prolonged regional recession or regional changes in demographics, employment levels, population, weather patterns, real estate market conditions, consumer confidence and spending patterns or other factors specific to the New England region or in Florida may adversely affect us more than a company that is more geographically diverse.

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

The second non-compete agreement was acquired in connection with our  purchase in January 2008 of two franchised party supply stores in Lincoln and Warwick, Rhode Island.  The acquired Rhode Island stores had been operated as Party City franchise stores, and were converted to iParty stores immediately following the closing. This non-compete agreement covers Rhode Island for five years from the date of closing and within a certain distance from the Company’s stores in the rest of New England for three years.  Other than Rhode Island, the New England non-compete under this agreement has expired. This non-compete agreement has an estimated life of 60 months.  Both non-compete agreements are subject to certain terms and conditions in their respective acquisition agreements.

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

Impairment of Long-Lived Assets

In connection with our ongoing long-lived asset assessment, we perform a review of each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  Our review considers store operating results, future sales growth and cash flows.  The conclusion regarding impairment may differ from current estimates if underlying assumptions or business strategies change.  During the fourth quarter of 2011, we determined that one of our retail stores was impaired due to underperforming sales.  As a result of this impairment, we recorded a charge of approximately $26,000 to reduce to fair value the carrying value of the property and equipment utilized in this store. We are not aware of any impairment indicators for any of our other stores at June 30, 2012.

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

The positive evidence was strong enough for us to conclude at the end of fiscal 2011 and as of June 30, 2012 that we will realize sufficient levels of taxable income in 2012 and beyond to support the net deferred tax asset value of approximately $587 thousand.  However, we believe that it is prudent for us to maintain a valuation allowance against our remaining deferred tax assets until we have a longer history of profitability and we can reduce our exposure to the risks described above.  Should we determine that we will be able to realize our deferred tax assets in the future, an adjustment to our deferred tax assets would increase income in the period we made such a determination.

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

New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is allowed, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The adoption of this update is not expected to have any effect on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our market risk exposure since the filing of our Annual Report on Form 10-K for the period ended December 31, 2011, which was filed with the SEC on March 28, 2012.

Item 4.  Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer and the Chief Financial Officer of iParty (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2012, the end of the fiscal quarter to which this report relates, that iParty's disclosure controls and procedures: are effective to ensure that information required to be disclosed by iParty in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by iParty in such reports is accumulated and communicated to iParty's management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.  iParty’s disclosure controls and procedures were designed to provide a reasonable level of assurance of reaching iParty’s disclosure requirements and are effective in reaching that level of assurance.

(b)     Changes in Internal Controls.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 13, 2012

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

* Management contract or compensatory plan or arrangement.
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