Form 10-Q
period 2012-09-29
IPARTY CORP
filed 2012-11-13
CIK 1078383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☑

As of November 9, 2012, there were 24,431,204 shares of common stock, $.001 par value, outstanding.

iPARTY CORP.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

iPARTY CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)
	Sept 29, 2012	Dec 31, 2011
ASSETS
Current assets:
Cash	$72,650	$63,650
Restricted cash	568,773	819,604
Accounts receivable	955,133	1,377,234
Inventories	20,920,546	15,965,507
Prepaid expenses and other assets	1,852,720	1,415,780
Deferred income tax asset	46,762	46,762
Total current assets	24,416,584	19,688,537
Property and equipment, net	2,855,074	2,664,086
Intangible assets, net	386,494	626,900
Other assets	294,866	333,731
Deferred income tax asset	540,841	540,841
Total assets	$28,493,859	$23,854,095

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and book overdrafts	$11,454,547	$5,970,015
Accrued expenses	2,741,417	2,295,467
Current portion of capital lease obligations	-	4,613
Borrowings under line of credit	7,177,003	5,366,512
Total current liabilities	21,372,967	13,636,607

Long-term liabilities:
Deferred rent	1,583,555	1,504,973

Commitments and contingencies

Stockholders' equity:
Convertible preferred stock - $.001 par value; 10,000,000 shares authorized,
Series B convertible preferred stock - 1,150,000 shares authorized; 419,658 and 420,408 shares issued and outstanding at September 29, 2012 and December 31, 2011, respectively
(aggregate liquidation value of $8,393,160 at September 29, 2012)	6,244,511	6,255,671
Series C convertible preferred stock - 100,000 shares authorized, issued and outstanding
(aggregate liquidation value of $2,000,000 at September 29, 2012)	1,492,000	1,492,000
Series D convertible preferred stock - 250,000 shares authorized, issued and outstanding
(aggregate liquidation value of $5,000,000 at September 29, 2012)	3,652,500	3,652,500
Series E convertible preferred stock - 533,333 shares authorized; 296,666 shares issued
and outstanding (aggregate liquidation value of $1,112,497 at September 29, 2012)	1,112,497	1,112,497
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding
(aggregate liquidation value of $500,000 at September 29, 2012)	500,000	500,000
Total convertible preferred stock	13,001,508	13,012,668

Common stock - $.001 par value; 150,000,000 shares authorized; 24,418,284 and 24,408,594
shares issued and outstanding at September 29, 2012 and December 31, 2011, respectively	24,418	24,409

Additional paid-in capital	53,141,115	52,987,574
Accumulated deficit	(60,629,704)	(57,312,136)
Total stockholders' equity	5,537,337	8,712,515
Total liabilities and stockholders' equity	$28,493,859	$23,854,095

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the nine months ended
	Sept 29, 2012	Sept 24, 2011	Sept 29, 2012	Sept 24, 2011
Revenues	$16,888,248	$16,462,631	$52,204,972	$51,171,966
Operating costs:
Cost of products sold and occupancy costs	11,004,882	10,813,669	33,083,437	32,234,434
Marketing and sales	6,345,436	6,329,882	17,288,783	17,426,635
General and administrative	1,653,209	1,668,983	5,009,526	5,184,672
Flood loss	-	393,036	-	393,036

Operating loss	(2,115,279)	(2,742,939)	(3,176,774)	(4,066,811)

Change in fair value of warrant liability	603	5,857	64	17,173
Interest expense, net	(48,779)	(93,581)	(140,858)	(248,683)

Loss before income taxes	(2,163,455)	(2,830,663)	(3,317,568)	(4,298,321)

Income taxes	-	-	-	-

Net loss	$(2,163,455)	$(2,830,663)	$(3,317,568)	$(4,298,321)

Loss per share:
Basic and diluted	$(0.09)	$(0.12)	$(0.14)	$(0.18)

Weighted-average shares outstanding:
Basic and diluted	24,418,284	24,408,594	24,414,432	24,378,188

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended
	Sept 29, 2012	Sept 24, 2011
Operating activities:

Net loss	$(3,317,568)	$(4,298,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	757,444	898,672
Amortization	268,595	297,858
Deferred rent	78,582	(12,931)
Non-cash stock-based compensation expense	142,454	151,576
Loss on disposal of assets	3,103	34,432
Non-cash warrant expense	(64)	(17,173)
Changes in operating assets and liabilities:	-
Accounts receivable	422,101	(303,347)
Inventories	(4,955,039)	(6,536,039)
Prepaid expenses and other assets	(426,264)	(243,256)
Accounts payable and book overdrafts	5,484,532	5,972,673
Accrued expenses and other liabilities	445,951	221,189
Net cash used in operating activities	(1,096,173)	(3,834,667)

Investing activity:

Purchase of property and equipment	(951,535)	(839,308)
Net cash used in investing activity	(951,535)	(839,308)

Financing activities:

Net borrowings under line of credit	1,810,491	4,649,337
Decrease in restricted cash	250,830	19,455
Principal payments on capital lease obligations	(4,613)	(6,920)
Proceeds from exercise of stock options	-	24,103
Net cash provided by financing activities	2,056,708	4,685,975

Net increase in cash	9,000	12,000

Cash beginning of period	63,650	62,650

Cash end of period	$72,650	$74,650

Supplemental disclosure of non-cash financing activities:

Conversion of Series B convertible preferred stock to common stock	$11,160	$12,053

Disposal of property and equipment	$66,305	$188,758

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2012
(unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

The interim consolidated financial statements as of September 29, 2012 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.  The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date.  Operating results for the Company on a quarterly basis may not be indicative of the results for the entire year due, in part, to the seasonality of the party goods industry.  Historically, higher revenues and operating income have been experienced in the second and fourth fiscal quarters, while the Company has generated losses in the first and third quarters.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2011.

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

Concentrations

The Company purchases its inventory from a diverse group of vendors.  Seven suppliers accounted for approximately 47.8% of the Company’s purchases of merchandise for the nine months ended September 29, 2012, but the Company does not believe that it is overly dependent upon any single source for its merchandise, often using more than one vendor for similar kinds of products.

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

Cash and Restricted Cash

The Company uses controlled disbursement banking arrangements as part of its cash management program.  Outstanding checks, which were included in accounts payable and book overdrafts, totaled $2,362,696 at September 29, 2012 and $2,000,025 at December 31, 2011.

Restricted cash represents funds on deposit established for the benefit of and under the control of Wells Fargo Bank, National Association (successor by merger to Wells Fargo Retail Finance, LLC) (“Wells Fargo”), the Company’s lender under its line of credit, and constitutes collateral for amounts outstanding under this line.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments.  The fair value of borrowings under the Company’s line of credit approximates the carrying value because the debt bears interest at a variable market rate.  The fair value of the capital lease obligations approximates the carrying value.  The fair value at September 29, 2012 of the warrants issued in 2008 was determined by using the Black-Scholes model (implied volatility of 93.41%, risk free rate of 0.14% and expected life of 0.41 years).

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

The following table sets forth the computation of net loss per basic and diluted share available to common stockholders:

	For the three months ended		For the nine months ended
	Sept 29, 2012	Sept 24, 2011	Sept 29, 2012	Sept 24, 2011
Common shares	$(2,163,455)	$(2,830,663)	$(3,317,568)	$(4,298,321)
Convertible preferred Series B-F	-	-	-	-
Net loss	$(2,163,455)	$(2,830,663)	$(3,317,568)	$(4,298,321)

Net loss per share
Basic and diluted	$(0.09)	$(0.12)	$(0.14)	$(0.18)

Weighted-average shares outstanding:
Common shares - basic	24,418,284	24,408,594	24,414,432	24,378,188
Common share equivalents of Series B-F convertible preferred stock	-	-	-	-
If - converted weighted-average shares outstanding	24,418,284	24,408,594	24,414,432	24,378,188
Common share equivalents of "in the money" stock options	-	-	-	-
Common share equivalents of "in the money" warrants	-	-	-	-
Diluted weighted-average shares outstanding	24,418,284	24,408,594	24,414,432	24,378,188

The common stock equivalents of Series B-F preferred stock calculated on an as if converted basis totaled 14,511,997 and 14,847,891 shares for the three months ended and 14,515,849 and 14,891,744 for the nine months ended September 29, 2012 and September 24, 2011, respectively. These share amounts have been excluded from net loss per share since their impact would have been anti-dilutive.

The common share equivalents of “out of the money” stock options and warrants which were also excluded from the computation of net loss per diluted share available to common stockholders were 5,854,534 and 100,000 in the third quarter of 2012 and 6,262,650 and 1,488,889 in the third quarter of 2011, respectively. The common share equivalents of “out of the money” stock options and warrants which were excluded from the computation of net loss per diluted share available to common stockholders were 5,686,549 and 100,000 for the nine months ended September 29, 2012 and 5,750,805 and 2,114,653 for the nine months ended September 24, 2011, respectively.

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

The stock-based compensation expense recognized by the Company was:

	For the three months ended		For the nine months ended
	Sept 29, 2012	Sept 24, 2011	Sept 29, 2012	Sept 24, 2011
Stock-based compensation expense	$43,670	$39,506	$142,454	$151,576

Stock-based compensation expense is included in general and administrative expense and had no impact on cash flow from operations and cash flow from financing activities for the nine months ended September 29, 2012 or September 24, 2011.

On May 27, 2009, the Company’s stockholders approved a new equity incentive plan entitled the 2009 Stock Incentive Plan (the “2009 Plan”).  The Company no longer grants equity awards under its former equity incentive plan,  the Amended and Restated 1998 Incentive and Nonqualified Stock Option Plan (the “1998 Plan” and with the 2009 Plan, the “Plans”).

Under the Company’s Plans, options to acquire shares of common stock may be granted to officers, directors, key employees and consultants.  Under the 2009 Plan, the exercise price for qualified incentive options and non-qualified options cannot be less than the fair market value of the stock on the grant date, as determined by the Company’s Board of Directors. In addition, under the 2009 Plan, other stock-based and performance awards may be granted to officers, directors, key employees and consultants, including stock appreciation rights, restricted stock, and restricted stock units. Under the Plans, a combined total of 11,000,000 shares of common stock or other stock based awards may be granted.  To date, the Company has only issued options for shares under its Plans, which have been granted to employees, directors and consultants of the Company at fair market value at the date of grant.  Of the options that have been issued, options for 1,548,751 shares have been exercised and options for 7,653,960 shares remain outstanding at September 29, 2012.  Generally, employee options become exercisable over periods of up to four years, and expire ten years from the date of grant.

At the annual Board of Directors meeting following the Company’s stockholders meeting in 2012, the Company granted options to its independent directors for the purchase of 120,000 shares of common stock at an exercise price of $0.20 per share. At the annual Board of Directors meetings following the Company’s annual stockholders meetings in 2011 and 2010, the Company granted options to its key employees, including its CEO and CFO, and independent directors in the following total amounts: (i) 817,100 options for the purchase of shares of common stock on June 10, 2011 at an exercise price of $0.28 per share, and (ii) 502,320 options for the purchase of shares of common stock on June 2, 2010 at an exercise price of $0.30 per share. Also, the Company granted options for the purchase of an aggregate of (i) 633,400 shares of common stock to key employees on January 18, 2012 at an exercise price of $0.14 per share, and (ii) 165,000 shares of common stock to key employees on March 11, 2010 at an exercise price of $0.41 per share.   The fair values using the Black-Scholes option pricing model of the options granted were as follows: June 6, 2012, $0.17 per share; January 18, 2012, $0.12 per share; June 10, 2011, $0.23 per share; June 2, 2010, $0.25 per share; and March 11, 2010, $0.34 per share. The exercise price for each of the option grants made in 2010, 2011 and 2012 was equal to the grant date closing price of the Company’s common stock as reported on the NYSE Mkt.

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

The weighted average fair value of the options at the date of the grant for options granted during the nine months ended September 29, 2012 and September 24, 2011 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended		For the nine months ended
	Sept 29, 2012	Sept 24, 2011	Sept 29, 2012	Sept 24, 2011
Risk-free interest rate	N/A	N/A	0.98%	0.76%
Expected volatility	N/A	N/A	118.62%	114.23%
Weighted average expected life (in years)	N/A	N/A	5.70	5.27
Expected dividends	N/A	N/A	0.00%	0.00%

A summary of the Company's stock options is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Price Range			Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2011	7,542,459	0.41	0.07	-	1.33	4.8	33,300
Granted	753,400	0.15	0.14	-	0.20	9.4	53,072
Expired	(626,378)	0.33	0.30	-	1.06	-
Forfeited	(15,521)	0.34	0.30	-	0.41	-
Exercised	-	-	-	-	-	-
Outstanding - September 29, 2012	7,653,960	0.39	0.07	-	1.33	5.6	200,684

Exercisable - September 29, 2012	6,444,841	0.43	0.07	-	1.33	5.1	151,228

Available for grant - September 29, 2012	1,797,289

The following table summarizes information for options outstanding and exercisable at September 29, 2012:

			Outstanding			Exercisable
				Weighted
			Number	Average	Weighted	Number	Weighted
			of	Remaining	Average	of	Average
			Stock	Life	Exercise	Stock	Exercise
Price Range			Options	(Years)	Price	Options	Price
$0.07	-	$0.20	2,038,760	7.6	$0.12	1,390,236	$0.11
0.21	-	0.30	2,170,668	7.8	0.28	1,666,359	0.28
0.31	-	0.50	1,649,624	4.6	0.42	1,593,338	0.42
0.51	-	1.00	1,761,908	1.8	0.81	1,761,908	0.81
1.01	-	1.33	33,000	1.2	1.13	33,000	1.13
Total			7,653,960	5.6	$0.39	6,444,841	$0.43

The remaining unrecognized stock-based compensation expense related to unvested awards at September 29, 2012 was $189,572 and the period of time over which this expense will be recognized is 2.4 years.

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

The other non-compete agreement was acquired in connection with the Company’s purchase in January 2008 of the two party supply stores in Lincoln and Warwick, Rhode Island described above. This non-compete agreement covers Rhode Island for five years from the date of closing and within a certain distance from the Company’s stores in the rest of New England for three years. The New England non-compete under this agreement (other than Rhode Island) has expired. This non-compete agreement has an estimated life of 60 months. Both non-compete agreements are subject to certain terms and conditions in their respective acquisition agreements.

The occupancy valuations relate to acquired retail store leases for stores in Peabody, Massachusetts (estimated life of 90 months), Lincoln, Rhode Island (estimated life of 79 months) and Warwick, Rhode Island (estimated life of 96 months).

Intangible assets as of September 29, 2012 and December 31, 2011 were:

	Sept 29, 2012	Dec 31, 2011
Non-compete agreements	$2,358,540	$2,358,540
Occupancy valuations	944,716	944,716
Other	157,855	157,855

Intangible assets	3,461,111	3,461,111

Less: accumulated amortization	(3,074,617)	(2,834,211)

Intangible assets, net	$386,494	$626,900

Amortization expense for these intangible assets was:

	For the three months ended		For the nine months ended
	Sept 29, 2012	Sept 24, 2011	Sept 29, 2012	Sept 24, 2011
Amortization expense	$80,135	$75,509	$240,406	$233,914

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

Future amortization expense related to these intangible assets as of September 29, 2012 is:

Year	Amount
2012	$80,135
2013	208,761
2014	59,848
2015	37,750
Total	$386,494

Accounting for the Impairment of Long-Lived Assets

The Company reviews each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  The Company’s review considers store operating results, future sales growth and cash flows. During the fourth quarter of the Company’s fiscal year ended December 31, 2011, the Company determined that one of its retail stores was impaired due to underperforming sales.  As a result of this impairment, a charge of approximately $26,000 was recorded to reduce to fair value ($0) the remaining carrying value of the property and equipment utilized in this store.  The Company is not aware of any impairment indicators for any of our other stores at September 29, 2012.

Line of Credit

On October 14, 2011, the Company and its wholly owned subsidiary, as borrowers, entered into the First Amendment (the “Amendment”) to the Second Amended and Restated Credit Agreement by and among the Company, its wholly owned subsidiary, and Wells Fargo as administrative agent and collateral agent, (the “Facility”). The Amendment continues the Facility in the amount of up to $12,500,000 and extends the maturity date of the Facility to October 14, 2016. The Facility also allows the Company to increase the Facility up to a maximum level of $15,000,000.  The amount of credit that is available from time to time under the Facility continues to be determined as a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, reduced by certain reserve amounts that may be required by Wells Fargo.

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

The Facility includes a financial covenant requiring the Company to maintain a minimum availability under the line of 7.5% of the credit limit, except for the period from January 1, 2012 through April 30, 2012, during which period the minimum availability was zero. The 7.5% limit was restored on May 1, 2012 to $937,500 based on the Facility’s credit limit of $12,500,000.  The Facility also has a covenant that requires the Company to limit its capital expenditures to within 110% of those amounts included in its business plan, which may be updated from time to time.  As of September 29, 2012 and as of December 31, 2011, the Company was in compliance with all debt covenants.  The Agreement also includes a 0.375% unused line fee.  The line generally prohibits the payment of any dividends or other distributions to any of the Company’s classes of capital stock.

The amounts outstanding under the Facility as of September 29, 2012 and December 31, 2011 were $7,177,003 and $5,366,512, respectively.  The interest rate on these borrowings was 3.50% at September 29, 2012 and 2.80% at December 31, 2011.  The outstanding balances under the Facility are classified as current liabilities in the accompanying consolidated balance sheets since the Company is required to apply daily lock box receipts to reduce the amount outstanding.  At September 29, 2012, the Company had $4,230,747 of additional availability under the Facility.

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – observable inputs other than quoted prices in active markets for identical assets or liabilities

Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions

The only assets and liabilities subject to fair value measurement standards at September 29, 2012 and December 31, 2011 are cash and restricted cash which are based on Level 1 inputs and the warrant liability which is based on Level 2 inputs.

Income taxes

The Company has not provided for income taxes for the third quarter of fiscal 2012 or fiscal 2011 due to the availability of net operating loss (NOL) carryforwards to eliminate federal taxable income on an annual basis, and uncertainty of state taxable income based on the extent of the Company’s operating loss through September 29, 2012.  No benefit has been recognized with respect to current losses or NOL carryforwards in these periods due to the uncertainty of future taxable income beyond 2012, the assessment of which depends largely on the Company’s operating results during its fourth quarter.  The Company  continues to believe it will be able to realize the deferred tax asset of $587,603 based on estimated 2012 taxable income.

At the end of 2011, the Company had estimated net operating loss carryforwards of approximately $16.6 million, which begin to expire in 2020.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards may be subject to annual limitations based upon certain ownership changes of the Company’s  stock that may have occurred or that may occur.

New Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-04, Technical Corrections and Improvements (“ASU 2012-04”). ASU 2012-04 is effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2012.  The amendments in this ASU that will not have transition guidance will be effective upon issuance for both public and nonpublic entities.  For public entities, the amendments that will be subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012.The adoption of this ASU is not expected to have any effect on the Company’s consolidated financial statements.

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

Overview

We are a party goods retailer operating stores throughout New England, where 49 of our 54 retail stores are located, and in Florida, in addition to an online e-commerce site.  These include our new store opened in the third quarter of 2012, in Plaistow, New Hampshire and our new store in Waltham, Massachusetts, which was opened in early October 2012. We believe we are a leading brand in the party industry in the retail markets we serve and a leading resource in those markets for consumers seeking party goods, party planning advice and information.

Our 54 retail stores are located predominantly in New England with 7 stores in Connecticut, 7 in New Hampshire, 3 in Rhode Island, 3 in Maine, 1 in Vermont, and 28 in Massachusetts.  We also operate 5 stores in Florida. In July 2011, we re-launched our newly redesigned e-commerce site with a full assortment of costume and related merchandise for purchase and shipping via the internet.  In the first three quarters of 2012, we have added several new merchandise categories to our internet offering, including, kids’ birthday, graduation, adult birthday and additional seasonal and other items. We plan to continue to expand our e-commerce site with additional offerings during the remainder of 2012 and into 2013. We also use our internet site to highlight the changing store product assortment and feature sales flyers, promotions and coupons to increase customer visits to our retail stores.

During the 2012 Halloween season, we operated ten temporary stores. During the 2011 and 2010 Halloween seasons, we operated eleven temporary stores.  In December 2010, we opened a new store in the South Bay Center, Boston, Massachusetts and entered into an agreement to take over an additional store from a competitor in Manchester, Connecticut in the first quarter of 2011, which opened in March 2011. In January 2012, we reopened our store in West Lebanon, New Hampshire, which had been closed due to flood damage since August 2011, and we closed our older store in Manchester, Connecticut.

Our stores range in size from approximately 7,000 square feet to 20,295 square feet and average approximately 10,318 square feet in size.

We lease our properties, typically for 10 years and usually with options from our landlords to renew our leases for an additional 5 or 10 years.

The following table shows the number of stores in operation (not including temporary stores):

	For the nine months ended
	Sept 29, 2012	Sept 24, 2011
Beginning of period	52	52
Openings / Acquisitions	2	1
Closings	(1)	(1)
End of period	53	52

In addition to the stores shown in the table above, we opened a new store in Waltham, Massachusetts in early October, bringing the total number of stores to 54.

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

Third Quarter Summary

For the third quarter of 2012, our consolidated revenues were $16.9 million, compared to $16.5 million for the third quarter of 2011.  The increase in consolidated revenue was driven primarily by the sales increases in our older base stores, plus strong growth in our newer South Bay and Boylston Street, Boston stores and the opening of our new store in Plaistow, New Hampshire. In the third quarter of 2012, our comparable store sales (sales from stores open more than one year) increased by 1.2% compared to the third quarter of 2011. Consolidated gross profit margin was 34.8% for the third quarter of 2012, compared to a gross profit margin of 34.3% for the same period in 2011. The gross profit margin components included an increase of 0.7% in product selling margin rate, the result of a smaller clearance reserve charge in 2012 compared to 2011.  The consolidated net loss for the third quarter of 2012 was $2.2 million, or $0.09 per share, compared to $2.8 million, or $0.12 per share, for the third quarter of 2011.

October Summary

On November 7, 2011, we reported sales results for the calendar month and year, and for the fiscal month and year, ended October 2012.  For the thirty-one day calendar month of October 2012, total company sales decreased 6.5% to $16.4 million from $17.6 million for the same period in 2011. Sales at comparable stores decreased 7.5% for the thirty-one day calendar month of October 2012 compared to the prior year period.  For the five week fiscal month of October, which ended on November 3rd, 2012, total company sales decreased by 2.6% compared to the five week October fiscal month period in 2011 and sales at comparable stores for this same period decreased 3.6% compared to the fiscal month of October 2011.

For the calendar year 2012 through October 31, total company sales were approximately $68.9 million, a 0.8% increase compared to $68.3 million for the same period in 2011, with sales at comparable stores increasing 1.3% compared to the same period in 2011. For the forty-four week period through fiscal October 2012, which ended on November 3rd, total company sales increased by 0.9 % compared to the same period in 2011, and sales at comparable stores increased 1.3% compared to the same period in 2011.

Acquisition and Growth Strategy

Our growth strategy for 2013 includes expanding and targeting the temporary Halloween store aspect of our business, opening new stores, relocating or consolidating existing stores, reviewing potential acquisition of other entities, and further expanding our e-commerce site.  Any determination whether to open a new or temporary store or make an acquisition is based upon a variety of factors, including, without limitation, the purchase price and other financial terms of the transaction, our liquidity and ability to finance the transaction, the business prospects, geographical location and the extent to which any new or temporary store or acquisition would enhance our business.

 Additionally, our Board of Directors has formed a special committee comprised of the independent directors (the “Special Committee”) to explore a broad range of financial and strategic alternatives, including, but not limited to, raising additional financing to enhance the Company’s ability to grow, a potential restructuring of its capital structure, or a potential sale of the Company. The Company has engaged Raymond James & Associates, Inc. to advise it on this broad range of financial and strategic alternatives.

Results of Operations

Fiscal year 2012 has 52 weeks and ends on December 29, 2012. Fiscal year 2011 had 53 weeks and ended on December 31, 2011.

The third quarter of fiscal year 2012 had 13 weeks and ended on September 29, 2012.  The third quarter of fiscal year 2011 had 13 weeks and ended on September 24, 2011.

Three Months Ended September 29, 2012 Compared to Three Months Ended September 24, 2011

Revenues

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale or at the time of shipment for internet sales.  Our consolidated revenues for the third quarter of fiscal 2012 were $16,888,248, an increase of $425,617, or 2.6% from the third quarter of the prior fiscal year, and included an increase in comp store sales of 1.2% for the quarter. The increase in total sales was primarily due to the increased sales in our older base stores, plus strong sales growth in our South Bay and Boylston Street, Boston stores, as well as sales from our new store in Plaistow, New Hampshire.

	For the three months ended
	Sept 29, 2012	Sept 24, 2011
Revenues	$16,888,248	$16,462,631

Increase (decrease) in revenues	2.6%	(2.6%)

Cost of products sold and occupancy costs

Cost of products sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores.  Our cost of products sold and occupancy costs for the third quarter of fiscal 2012 were $11,004,882 or 65.2% of revenues, an increase of $191,213 and a decrease of 0.5% as a percentage of revenues, compared to the third quarter of the prior fiscal year.

	For the three months ended
	Sept 29, 2012	Sept 24, 2011
Cost of products sold and occupancy costs	$11,004,882	$10,813,669

Percentage of revenues	65.2%	65.7%

 As a percentage of revenues, cost of products sold and occupancy costs included an increase in product selling margins of 0.68%.  The increase in selling margin was caused by an increased initial product selling margin and a smaller charge to clearance reserves in the third quarter of 2012, partly offset by increased costs for helium compared to 2011.

Marketing and sales expense

Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  Our consolidated marketing and sales expense for the third quarter of fiscal 2012 was $6,345,436, or 37.6% of revenues, an increase of $15,554 and a decrease of 0.9 percentage points, as a percentage of revenues, from the third quarter of the prior fiscal year.

	For the three months ended
	Sept 29, 2012	Sept 24, 2011
Marketing and sales	$6,345,436	$6,329,882

Percentage of revenues	37.6%	38.5%

The decrease in marketing and sales expense as a percentage of sales was primarily due to improved leveraging of payroll costs in our stores in the third quarter of 2012 compared to the third quarter of 2011.

General and administrative expense

General and administrative (“G&A”) expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  Our consolidated G&A expense for the third quarter of fiscal 2012 was $1,653,209 or 9.8% of revenues, a decrease of $15,774 or 0.3 percentage points, as a percentage of revenues, from the third quarter of the prior fiscal year.

	For the three months ended
	Sept 29, 2012	Sept 24, 2011
General and administrative	$1,653,209	$1,668,983

Percentage of revenues	9.8%	10.1%

Operating loss

Our operating loss for the third quarter of fiscal 2012 was $2,115,279, or 12.5% of revenues, as compared to $2,742,939, or 16.7% of revenues for the third quarter of the prior fiscal year. The decrease in operating loss was primarily due to the absence in the third quarter of 2012 of the flood loss incurred in the third quarter of 2011, which was $393,036, as well as the various changes noted above.

Interest expense

Our interest expense in the third quarter of fiscal 2012 was $48,779, a decrease of $44,802 from the third quarter of the prior fiscal year.  The decrease in the third quarter of fiscal 2012 as compared to the prior period was primarily due to lower effective interest rates in the third quarter of 2012 compared to the same period in 2011.

Income taxes

We have not provided for income taxes for the third quarter of fiscal 2012 or fiscal 2011 due to the availability of net operating loss (NOL) carryforwards to eliminate federal taxable income on an annual basis, and uncertainty of state taxable income based on the extent of our operating loss through September 29, 2012.  No benefit has been recognized with respect to current losses or NOL carryforwards in these periods due to the uncertainty of future taxable income beyond 2012, the assessment of which depends largely on our operating results during our fourth quarter.  We continue to believe we will be able to realize the deferred tax asset of $587,603 based on estimated 2012 taxable income.

At the end of 2011, we had estimated net operating loss carryforwards of approximately $16.6 million, which begin to expire in 2020.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards may be subject to annual limitations based upon certain ownership changes of our stock that may have occurred or that may occur.

Net loss

Our net loss in the third quarter of fiscal 2012 was $2,163,455, or $0.09 per basic and diluted share compared to $2,830,663, or $0.12 basic and diluted share in the third quarter of the prior fiscal year.

Nine Months Ended September 29, 2012 Compared to Nine Months Ended September 24, 2011

Revenues

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale.  Our consolidated revenues for the first nine months of fiscal 2012 were $52,204,972, an increase of $1,033,006, or 2.0% from the first nine months of the prior fiscal year. The increase was primarily due to increased sales in our comparable stores of 2.9% in the first nine months of 2012 compared to the first nine months of 2011. The largest components of the increase in comparable store sales included approximately $933,211 in the fall, bulk and everyday categories and $161,226 in juvenile birthday. The increase in fall and bulk sales came largely from sales related to the 2012 Super Bowl event in the first quarter of 2012.

	For the nine months ended
	Sept 29, 2012	Sept 24, 2011
Revenues	$52,204,972	$51,171,966

Increase (decrease) in revenues	2.0%	(1.2%)

Cost of products sold and occupancy costs

Cost of products sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores.  Our cost of products sold and occupancy costs for the first nine months of fiscal 2012 were $33,083,437, or 63.4% of revenues, an increase of $849,003 from the first nine months of the prior fiscal year.

	For the nine months ended
	Sept 29, 2012	Sept 24, 2011
Cost of products sold and occupancy costs	$33,083,437	$32,234,434

Percentage of revenues	63.4%	63.0%

 As a percentage of revenues, cost of products sold and occupancy costs were 0.4 percentage points higher in the first nine months of 2012 compared to the first nine months of 2011, mainly due to the effect of increased costs of helium in 2012 compared to 2011.

Marketing and sales expense

Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  Our consolidated marketing and sales expense for the first nine months of fiscal 2012 was $17,288,783, or 33.1% of revenues, a decrease of $137,852 or 1.0 percentage point, as a percentage of revenues, from the first nine months of the prior fiscal year.

	For the nine months ended
	Sept 29, 2012	Sept 24, 2011
Marketing and sales	$17,288,783	$17,426,635

Percentage of revenues	33.1%	34.1%

As a percentage of revenues, the decrease in marketing and sales expense was due to decreased  payroll and depreciation expense in the stores, partly offset by increases in advertising expenditures and web related payroll.

General and administrative expense

General and administrative (“G&A”) expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  Our consolidated G&A expense for the first nine months of fiscal 2012 was $5,009,526, or 9.6% of revenues, a decrease of $175,146 or 0.5% of revenues from the first nine months of the prior fiscal year.

	For the nine months ended
	Sept 29, 2012	Sept 24, 2011
General and administrative	$5,009,526	$5,184,672

Percentage of revenues	9.6%	10.1%

The decrease in general and administrative expense was primarily due to a decrease in professional fees partially offset by increases in payroll and other administrative expenses.

Operating loss

Our operating loss for the first nine months of fiscal 2012 was $3,176,774, or 6.1% of revenues, as compared to an operating loss of $4,066,811, or 7.9% of revenues for the first nine months of the prior fiscal year.

Interest expense

Our interest expense in the first nine months of fiscal 2012 was $140,858, a decrease of $107,825 from the first nine months of the prior fiscal year.  The decrease in the first nine months of fiscal 2012 as compared to the prior period was primarily due to lower effective interest rates in the first nine months of 2012 compared to the same period in 2011.

Income taxes

We have not provided for income taxes for the first nine months of fiscal 2012 or fiscal 2011 due to losses in the nine month period ended September 29, 2012 and in the nine month period ended September 24, 2011 and the availability of net operating loss (NOL) carryforwards to eliminate federal taxable income on an annual basis. No benefit has been recognized with respect to current losses or NOL carryforwards in these periods due to the uncertainty of future taxable income beyond 2012, the assessment of which depends largely on our operating results during our fourth quarter.  We continue to believe we will be able to realize the deferred tax asset of $587,603 based on estimated 2012 taxable income.

At the end of 2011, we had estimated federal net operating loss carryforwards of approximately $16.6 million, which begin to expire in 2020.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards may be subject to annual limitations based upon certain ownership changes of our stock that may have occurred or that may occur.

Net loss

Our net loss in the first nine months of fiscal 2012 was $3,317,568, or $0.14 per basic and diluted share, compared to a net loss of $4,298,321, or $0.18 per basic and diluted share, in the first nine months of the prior fiscal year.

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

Our prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, including store acquisitions and openings and expanding the offerings at our e-commerce site, finance inventory purchases, improve our infrastructure, respond to economic conditions, and meet contractual commitments.  As a result of the shortfall in sales during the month of October 2012, we expect to adjust the timing of certain planned capital spending.  Based on this revised operating plan, we believe that anticipated revenues from operations and borrowings available under our line of credit will be sufficient to fund our operations, working capital requirements and capital expenditures through the next twelve months. In the event of further changes in our strategic plans, lower-than-expected revenues, unanticipated expenses, increased competition, unfavorable economic conditions, declines in consumer confidence and spending, or other unforeseen circumstances, our liquidity may be negatively impacted.  If so, we could be required to further adjust our expenditures for the remainder of 2012 and 2013 to conserve working capital or raise additional capital, possibly including debt or equity financing to fund operations and our business strategy.  Given the current state of the debt and equity markets and our existing capital structure, this could be difficult and expensive, and we might not be able to do so on terms acceptable to us.

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

Borrowings under the Facility generally accrue interest at a margin of 0.25% over a base rate determined by Wells Fargo from time to time, or, at our election, 2.00% over the London Interbank Offered Rate (“LIBOR”).  The Facility provides for letters of credit for up to a sublimit of $2 million to be used in connection with inventory purchases and includes an unused line fee on the unused portion of the Facility. Our obligations under the Facility are secured by a lien on substantially all of our personal property.

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

Our inventory consists of party supplies which are valued at the lower of weighted-average cost or market, which approximates FIFO (first-in, first-out) and are reduced or increased by adjustments including vendor rebates and discounts and freight costs.  Our Facility availability calculation allows us to borrow against “acceptable inventory at cost”, which is based on our inventory at cost and applies adjustments that Wells Fargo has approved, which may be different than adjustments we use for valuing our inventory in our financial statements, such as the adjustment to reserve for inventory shortage.  The amount of “acceptable inventory at cost” was approximately $21,642,482 at September 29, 2012.

Our accounts receivable consist primarily of credit card receivables and vendor rebates receivable.  Our Facility availability calculation allows us to borrow against “eligible credit card receivables”, which are the credit card receivables for the previous two to three days of business.  The amount of “eligible credit card receivables” was approximately $343,070 at September 29, 2012.

Our total borrowing base is determined by adding the “acceptable inventory at cost” times an agreed upon advance rate plus the “eligible credit card receivables” times an agreed upon advance rate but not to exceed our established credit limit, which was $12,500,000 at September 29, 2012.  Under the terms of the Facility, our $12,500,000 credit limit was further reduced by (1) a minimum availability block, (2) customer deposits, (3) gift certificates, (4) merchandise credits and (5) outstanding letters of credit. The amounts outstanding under the Facility were $7,177,003 at September 29, 2012 and $5,366,512 at December 31, 2011, an increase of $1,810,491. Our additional availability was $4,230,747 at September 29, 2012 and $3,129,457 at December 31, 2011.

The Facility has financial covenants that are limited to minimum availability and capital expenditures and contains various restrictive covenants, such as incurrence, payment or entry into certain indebtedness, liens, investments, acquisitions, mergers, dispositions and dividends.  Under the Facility, we are required to maintain a minimum availability of 7.5% of the credit limit. The Facility also requires us to limit our capital expenditures to within 110% of those amounts included in our business plan, which may be updated from time to time.  At September 29, 2012, we were in compliance with these financial covenants.

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

The Supply Agreement provides for penalties in the event we fail to attain the annual purchase commitment that would require us to pay Amscan the difference between the purchases for that year and the annual purchase commitment for that year.   Our purchases for 2011 exceeded the minimum purchase amount commitments.  We are not aware of any reason that would prevent us from meeting the minimum purchase requirements for the remainder of 2012 nor for 2013.  Although we do not expect to incur any penalties under this Supply Agreement, if they were to occur, there could be a material adverse effect on our uses and sources of cash.

Operating, Investing and Financing Activities

Our operating activities used cash of $1,096,173 during the nine months ended September 29, 2012 compared to using $3,834,667 during the nine months ended September 24, 2011, a decrease in cash used of $2,738,494.  The decrease in cash used in operating activities was primarily due to a reduction of inventory purchases and a decrease in net loss for the nine months ended September 29, 2012 compared to the same period in 2011, plus a reduction in credit card accounts receivable from December 31, 2011 to September 29, 2012.

We used $951,535 in investing activity during the first nine months of 2012 compared to $839,308 during the first nine months of 2011, an increase of $112,227.  The cash invested in 2012 was primarily for improvements to our existing retail stores, leasehold improvements and fixtures for our two new permanent stores, Plaistow, New Hampshire, opened in August 2012 and Waltham, MA, opened in October 2012, and point of sale register updates.  The cash invested in 2011 was primarily for fixtures and equipment for our new Manchester, Connecticut store as well as existing store improvements.

Financing activities provided $2,056,708 during the first nine months of 2012 compared to providing $4,685,975 during the first nine months of 2011, a decrease of $2,629,267.  The decrease was primarily due to decreased net borrowings on the line of credit during the first nine months of 2012 compared to the first nine months of 2011.

Contractual Obligations

Contractual obligations at September 29, 2012 were as follows:

		Within	Within
	Within	2 - 3	4 - 5	After
	1 Year	Years	Years	5 Years	Total
Line of credit	$7,185,752	$-	$-	$-	$7,185,752
Supply agreement	9,510,168	2,385,000	-	-	11,895,168
Operating leases (including retail space leases)	10,057,000	16,332,628	10,961,145	8,895,130	46,245,903
Total contractual obligations	$26,752,920	$18,717,628	$10,961,145	$8,895,130	$65,326,823

In addition, at September 29, 2012, we had outstanding purchase orders totaling approximately $5,304,228 for the acquisition of inventory and non-inventory items that were scheduled for delivery after September 29, 2012.

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

Geographic Concentration

As of September 29, 2012, we operated a total of 53 stores, 48 of which are located in New England and 5 of which are located in Florida. In addition, we opened our Waltham, Massachusetts store in early October 2012, bringing the total number of stores to 54, including 49 in New England. As a result, a severe or prolonged regional recession or regional changes in demographics, employment levels, population, weather patterns, real estate market conditions, consumer confidence and spending patterns or other factors specific to the New England region or in Florida may adversely affect us more than a company that is more geographically diverse.

Effects of Inflation

While we do not view the effects of inflation as having a direct material effect upon our business, we believe that volatility in oil and gasoline prices impacts the cost of producing petroleum-based/plastic products, which are a key raw material in much of our merchandise, and also impacts prices of shipping products made overseas in foreign countries, such as China, which includes much of our merchandise.  Volatile oil and gasoline prices also impact our freight costs, consumer confidence and spending patterns.  Additionally, we have seen shortages in helium supplies affecting the pricing of certain products, such as helium filled balloons. These and other issues directly or indirectly affecting our vendors, our customers and us could adversely affect our business and financial performance.

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

The second non-compete agreement was acquired in connection with our  purchase in January 2008 of two franchised party supply stores in Lincoln and Warwick, Rhode Island.  The acquired Rhode Island stores had been operated as Party City franchise stores, and were converted to iParty stores immediately following the closing. The second non-compete agreement covers Rhode Island for five years from the date of closing and within a certain distance from the Company’s stores in the rest of New England for three years.  The New England non-compete (other than Rhode Island) under this agreement has expired. The second non-compete agreement has an estimated life of 60 months.  Both non-compete agreements are subject to certain terms and conditions in their respective acquisition agreements.

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

Impairment of Long-Lived Assets

In connection with our ongoing long-lived asset assessment, we perform a review of each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  Our review considers store operating results, future sales growth and cash flows.  The conclusion regarding impairment may differ from current estimates if underlying assumptions or business strategies change.  During the fourth quarter of 2011, we determined that one of our retail stores was impaired due to underperforming sales.  As a result of this impairment, we recorded a charge of approximately $26,000 to reduce to fair value the carrying value of the property and equipment utilized in this store. We are not aware of any impairment indicators for any of our other stores at September 29, 2012.

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

The positive evidence was strong enough for us to conclude at the end of fiscal 2011 and as of September 29, 2012 that we will realize sufficient levels of taxable income in 2012 and beyond to support the net deferred tax asset value of approximately $587 thousand.  However, we believe that it is prudent for us to maintain a valuation allowance against our remaining deferred tax assets until we have a longer history of profitability and we can reduce our exposure to the risks described above.  Should we determine that we will be able to realize our deferred tax assets in the future, an adjustment to our deferred tax assets would increase income in the period we made such a determination.

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

New Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-04, Technical Corrections and Improvements (“ASU 2012-04”). ASU 2012-04 is effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2012.  The amendments in this ASU that will not have transition guidance will be effective upon issuance for both public and nonpublic entities.  For public entities, the amendments that will be subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012.  The adoption of this ASU is not expected to have any effect on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our market risk exposure since the filing of our Annual Report on Form 10-K for the period ended December 31, 2011, which was filed with the SEC on March 28, 2012.

Item 4.  Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer and the Chief Financial Officer of iParty (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 29, 2012, the end of the fiscal quarter to which this report relates, that iParty's disclosure controls and procedures: are effective to ensure that information required to be disclosed by iParty in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by iParty in such reports is accumulated and communicated to iParty's management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.  iParty’s disclosure controls and procedures were designed to provide a reasonable level of assurance of reaching iParty’s disclosure requirements and are effective in reaching that level of assurance.

(b)     Changes in Internal Controls.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended September 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
David Robertson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 13, 2012

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

Ex. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
Ex. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
Ex. 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
Ex. 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Ex. 101.INS	XBRL Instance Document*
Ex. 101.SCH	XBRL Taxonomy Extension Schema Document*
Ex. 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
Ex. 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
Ex. 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
Ex. 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. (101) to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended.