Form 10-K
period 2012-12-29
IPARTY CORP
filed 2013-03-29
CIK 1078383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 29, 2012
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to _______________

Commission File Number 1-15611

iPARTY CORP.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	76-0547750
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

270 BRIDGE STREET, SUITE 301
DEDHAM, MASSACHUSETTS	02026
(Address of Principal Executive Offices)	(Zip Code)

(781) 329-3952
(Registrant’s Telephone Number, Including Area Code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
COMMON STOCK, $.001 PAR VALUE	NYSE MKT

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
Large accelerated filer       Accelerated filer        Non-accelerated filer    (Do not check if a smaller reporting company) Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑

On June 29, 2012, the aggregate market value of the voting common equity of the registrant (consisting of common stock, $.001 par value (the “common stock”)) held by nonaffiliates of the registrant was approximately $3,944,508 based on the closing price for such common stock on said date as reported by the NYSE MKT.  On March 12, 2013  there were 24,431,204 shares of common stock, $.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2013 Annual Stockholders’ Meeting, which we plan to file with the SEC no later than 120 days after the end of our fiscal year ended December 29, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Special Note on Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K, particularly statements contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The words “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  Forward-looking statements included in this Annual Report on Form 10-K or hereafter included in other publicly available documents filed with the SEC, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon our best estimates based upon current conditions and our most recent results of operations.  Our forward-looking statements speak only as of the date of this document, and we do not intend to update these statements to reflect events or circumstances that occur after that date.

Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this Annual Report on Form 10-K.  These include those listed below in Part I, Item 1A, “Risk Factors.”

PART I

ITEM 1.  BUSINESS

General

We are a party goods retailer operating stores throughout New England, where 49 of our 54 retail stores are located, and in Florida in addition to an online e-commerce site.  We believe we are a leading brand in the party industry in the retail markets we serve and a leading resource in those markets for consumers seeking party goods, party planning advice and information.

Our 54 retail stores are located predominantly in New England with 7 stores in Connecticut, 7 in New Hampshire, 3 in Rhode Island, 3 in Maine, 1 in Vermont, and 28 in Massachusetts.  We also operate 5 stores in Florida.  Among our retail store locations are our new Plaistow, New Hampshire and Waltham, Massachusetts stores, which we opened in the third quarter and fourth quarter, respectively, of our 2012 fiscal year.

In July 2011, we re-launched our newly redesigned e-commerce site with a full assortment of costume and related merchandise for purchase and shipping via the Internet.  In 2012, we expanded the product offerings on the e-commerce site to include adult birthday, kids birthday, graduation and other merchandise categories. We also use our Internet site to highlight the changing store product assortment and feature sales flyers, promotions and coupons to increase customer visits to our retail stores.

In addition to our retail store locations and e-commerce site, we also operate a number of temporary Halloween stores during the Halloween season. During the 2012 and 2011 Halloween seasons, we operated ten and eleven temporary stores, respectively.

Our stores range in size from approximately 7,000 square feet to 20,521 square feet and average approximately 10,300 square feet.

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

Our business has a seasonal pattern.  In the past three years, we have realized an average of approximately 35.7% of our annual revenues in the fourth quarter, which includes Halloween and Christmas, and an average of approximately 24.6% of our annual revenues in the second quarter, which includes school graduations, and often the Easter holiday.  Also, during these past three years, we have had net income in the second and fourth quarters and generated losses in the first and third quarters.

Our executive offices are located at 270 Bridge Street, Suite 301, Dedham, Massachusetts, 02026.  Our phone number is (781) 329-3952.  Our website is located at www.iparty.com.  The information contained on our website does not constitute a part of this Annual Report, or any other report we file with or furnish to the SEC.

Where a reference is made in this Annual Report to a particular year or years, it is a reference to our fiscal year, unless the context indicates otherwise.  For example, “2012” refers to our 52-week fiscal year ended December 29, 2012, “2011” refers to our 53-week fiscal year ended December 31, 2011, and “2010” refers to our 52-week fiscal year ended December 25, 2010.

Merger Agreement

On March 1, 2013, iParty Corp., a Delaware corporation (the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Party City Holdings Inc., a Delaware corporation (“Party City”), and Confetti Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Party City (“Merger Sub”).  Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company being the surviving corporation, becoming a wholly-owned subsidiary of Party City (the "Merger") and (i) each share of Common Stock of the Company (the "Common Stock") will be converted into the right to receive $0.45; (ii) each share of Series B Convertible Preferred Stock of the Company (the "Series B Stock") will be converted into the right to receive 100% of its liquidation preference of $20.00 per share; (iii) each share of Series C Convertible Preferred Stock of the Company (the "Series C Stock") will be converted into the right to receive 100% of its liquidation preference of $20.00 per share; (iv) each share of Series D Convertible Preferred Stock of the Company (the "Series D Stock") will be converted into the right to receive 100% of its liquidation preference of $20.00 per share; (v) each share of Series E Convertible Preferred Stock of the Company (the "Series E Stock") will be converted into the right to receive the greater of: (A) 100% of its liquidation preference of $3.75 per share and (B) $0.45 per each Series E Common Equivalent Share, which is currently set at 10.359 shares of Common Stock for each share of Series E Stock or $4.66 per share of Series E Stock, and; (vi) each share of Series F Convertible Preferred Stock of the Company (the "Series F Stock", and collectively with the Series B Stock, Series C Stock, Series D Stock and Series E Stock, the "Preferred Stock") will be converted into the right to receive the greater of (A) 100% of its liquidation preference of $4.375 per share and (B) $0.45 per each Series F Common Equivalent Share, which is currently set at 10.367 shares of Common Stock for each share of Series F Stock or $4.67 per share of Series F Stock (collectively, the "Merger Consideration"), in each case, payable net to the selling stockholders in cash, without interest thereon, and less any required withholding taxes.

In addition, at the effective time, each outstanding and unexercised option under the Company’s equity incentive plans (the “CompanyOptions”) will become fully vested, and will be terminated and converted into the right to receive a cash payment equal to (i) the positive difference, if any, between $0.45 and their respective exercise prices multiplied by (ii) the total number of shares of Common Stock subject to such option or other right.

During the period beginning on the date of the Merger Agreement and ending at 11:59 p.m. (Eastern Time) on March 31, 2013 (the “Go-Shop Period”), we may initiate, solicit and encourage, whether publicly or otherwise, any acquisition proposals from third parties, and provide non-public information to and engage in discussions or negotiations with third parties with respect to alternative acquisition proposals. Starting at 12:00 a.m. (Eastern Time) on April 1, 2013 (the “No-Shop Period Start Date”), we will become subject to customary “no-shop” restrictions on our ability to solicit acquisition proposals from third parties and to provide non-public information to and engage in discussions or negotiations with third parties regarding alternative acquisition proposals, except that we may continue to engage in the aforementioned activities until 11:59 p.m. (Eastern Time) on April 10, 2013 (the “Go-Shop Extension Period”) with certain third parties from whom the Company has received an acquisition proposal during the Go-Shop Period that our Board of Directors has determined constitutes or could reasonably be expected to lead to a superior proposal and with whom the Company is then having discussions or negotiations.

The Merger Agreement contains certain termination rights for us and Party City, including if the Merger is not consummated by 12:00 a.m. (Eastern Time) on August 1, 2013. Upon termination of the Merger Agreement under specified circumstances, we will be required to pay Party City a termination fee and/or expenses that are reasonably documented and actually incurred, in an amount that is reasonable in the circumstances of the transaction, and that, in any event, does not exceed $750,000 or $1,000,000 (depending upon the circumstances of termination). If the termination fee becomes payable as a result of (i) the Company terminating the Merger Agreement in order to enter into a definitive acquisition agreement with respect to a superior proposal or (ii) by Party City terminating the Merger Agreement as a result of our entry into such an agreement or our Board changing its recommendation with respect to the Merger, the amount of the termination fee will be $1,750,000, provided however that if the Merger Agreement in terminated prior to the end of the Go Shop Period (March 31, 2013) or during the Go Shop Extension Period (April 10, 2013), the amount of the termination fee (with certain exceptions) will be $1,000,000.  The Company may be required to pay a termination fee and/or Party City expenses in certain other circumstances as more fully described in the Merger Agreement.

The Merger Agreement has customary representations and warranties and covenants, including without limitation covenants regarding: (i) the conduct of our business prior to the consummation of the Merger, (ii) the calling and holding of a meeting of our stockholders for the purpose of obtaining the company stockholder approval of the Merger Agreement and the other transactions contemplated thereby, including the Merger and (iii) the use of commercially reasonable efforts to cause the Merger to be consummated.

The consummation of the Merger is subject to customary conditions to closing, including the approval of our stockholders.  The Merger is expected to close in our second fiscal quarter.

Additional information about the Merger Agreement is set forth in our current report on Form 8-K filed with the SEC on March 1, 2013.

Organization

While we are currently a party goods retail chain operating 54 stores and an e-commerce site, when we were first incorporated as iParty Corp. (“iParty”) on March 12, 1998, we were an Internet-based merchant of party goods and services.

In August 2000, iParty Retail Stores Corp. (“iParty Retail”) was incorporated as a wholly-owned subsidiary of iParty Corp. to operate a chain of retail stores selling party goods.  On August 15, 2000, iParty Retail acquired inventory, fixed assets and the leases of 33 retail stores from The Big Party Corporation (“The Big Party”), a privately-held company, which was operating under bankruptcy protection, in exchange for cash and the assumption of certain liabilities.  We have subsequently opened an additional 22 stores, acquired four stores, and closed 5 stores.

Capital Structure

Our capital structure currently consists of Common Stock and five outstanding series of Preferred Stock.  We have also issued warrants convertible into Common Stock, none of which is currently outstanding, and have stock option plans that offer a broad range of equity grants to attract and retain executive officers and key employees.

Our common stock has a par value of $0.001 per share.  We have 150,000,000 shares of Common Stock authorized, 24,431,204 of which were issued and outstanding as of December 29, 2012.  These shares are listed on the NYSE MKT and trade under the symbol “IPT”.

As noted above, we have five outstanding series of  Preferred Stock.  On January 13, 2004, all 1,000,000 shares of our Series A Convertible Preferred Stock were converted into 1,000,000 shares of Common Stock.  As of December 29, 2012, we had a total of 1,179,610 shares of Preferred Stock outstanding which were convertible into 14,499,077 shares of Common Stock on that date based on the following conversion rates as of such date: (i) each share of Series B Stock is presently convertible into 12.920 shares of Common Stock; (ii) each share of Series C Stock is presently convertible into 13.158 shares of Common Stock; (iii) each share of Series D Stock is presently convertible into 14.065 shares of Common Stock; (iv) each share of Series E Stock is presently convertible into 10.359 shares of Common Stock; and (v) each share of Series F Stock is presently convertible into 10.367 shares of Common Stock.  Our  Preferred Stock is presented on our consolidated balance sheet at its carrying value, which was $12,986,628 at December 29, 2012.

On October 7, 2011, our Board of Directors adopted a new shareholder rights plan (the “Rights Plan”). The Rights Plan replaced the prior shareholder rights plan which expired on November 9, 2011.  Under the Rights Plan each share of our capital stock outstanding at the close of business on November 9, 2011 and each share of our capital stock issued subsequent to that date has a right associated with it, such that each share of our Common Stock is entitled to one right and each share of our Preferred Stock is entitled to such number of rights equal to the number of shares of Common Stock into which it is convertible.  The rights will become exercisable only in the event that, with certain exceptions, an acquiring party accumulates 10 percent or more of our voting stock or if a party announces an offer to acquire 15 percent or more of our voting stock, without the prior approval of the Board of Directors of the Company.  The rights expire on November 9, 2021.  When exercisable, each right entitles the holder to purchase from us one one-hundredth of a share of a new series of Series H Junior Preferred Stock at an initial purchase price of $2.00, subject to adjustment.  In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either iParty Corp. stock or shares in an “acquiring entity” at half of market value.  We generally will be entitled to redeem the rights at $0.001 per right at any time until the tenth day following the acquisition by any person or group of 10 percent or more of our outstanding voting stock.  Until a right is exercised, the holder of a right will have no rights as a stockholder of iParty solely by virtue of being a rights holder, including, without limitation, the right to vote or receive dividends. On March 1, 2013, we amended our Rights Plan with the purpose and intent of rendering the Rights Plan inapplicable to the Merger Agreement, the Merger, and any other transaction with Party City and its affiliates contemplated by the Merger Agreement, and to cause the Rights Plan to terminate immediately prior to the effective time of the Merger.

The holders of our Preferred Stock have a liquidation preference senior to the holders of our Common Stock. In the event of liquidation, which is defined in our Restated Certificate of Incorporation to include a merger, acquisition, or a similar transaction involving the acquisition of our Company, our holders of Preferred Stock would be entitled to receive an amount for their shares of Preferred Stock as a liquidation value, which was $16,985,657 at December 29, 2012.  This amount is in excess of the carrying value of the Preferred Stock due to amounts allocated to warrants, which were issued in connection with the original issuances of our Preferred Stock. The difference of approximately $4.0 million will be accreted when and if a liquidation event occurs. The holders of our Preferred Stock are also entitled to convert their shares into Common Stock at specified conversion prices and have anti-dilution protection in the event we issue Common Stock or certain rights, including option grants in excess of certain amounts, to purchase or convert into Common Stock, at a price below the applicable conversion prices for the  Preferred Stock.

The holders of  Preferred Stock are entitled to participate in dividends when and if declared by our Board of Directors.

We have also issued warrants in connection with the issuance of certain Preferred Stock, certain licensing, marketing and financing arrangements, and certain investor relations services, each of which is no longer outstanding.  On September 15, 2011, a warrant for 2,083,334 shares of our Common Stock with an exercise price of $0.475 expired unexercised. Upon the expiration of this warrant, the conversion prices of the Series B, C, and D  Preferred Stock were recomputed to reflect the reversal of the anti-dilution adjustment calculated at the warrant’s issuance in 2006. As a result, the outstanding shares of these three series of Preferred Stock are now convertible into approximately 385,514 fewer shares of Common Stock, which adjustment is reflected in the conversion ratios above.

At December 29, 2012, we had warrants outstanding with a weighted average exercise price of $1.50, which were exercisable for 100,000 shares of our Common Stock.  On February 28, 2013, these warrants expired unexercised.

In May 2009, our stockholders approved our 2009 Stock Incentive Plan (the “2009 Plan”).   The 2009 Stock Incentive Plan replaced our Amended and Restated 1998 Incentive and Non-Qualified Plan (the “1998 Plan”) and no new awards will be issued under the 1998 Plan.   Under our 2009 Stock Incentive Plan, at the time of stockholder approval, we were authorized to grant options, stock appreciation rights, restricted stock, restricted stock units and other equity grants for the purchase of up to 1,322,894 shares of our Common Stock plus any shares that expire, terminate or are cancelled without being exercised under the 1998 Plan (which could have increased the pool under the 2009 Plan by 9,241,845).  At December 29, 2012, we have options outstanding only under the 1998 Plan and the 2009 Plan that were exercisable for the purchase of 6,627,301 shares of Common Stock and options outstanding that were not yet exercisable for the purchase of 1,004,444 shares of our Common Stock.

The following chart summarizes our capital structure at December 29, 2012:

				Weighted
			Total	Average
	Number of		Common	Exercise
	Shares/		Shares	Price per
	Warrants/	Conversion/	Issued	Common
	Options	Exercise	and	Share	Liquidation
	Outstanding	Ratios	Issuable (1)	Issuable	Value
Common stock	24,431,204		24,431,204		$-

Series B convertible preferred stock	418,658	12.920	5,409,061		8,373,160
Series C convertible preferred stock	100,000	13.158	1,315,800		2,000,000
Series D convertible preferred stock	250,000	14.065	3,516,250		5,000,000
Series E convertible preferred stock	296,666	10.359	3,073,163		1,112,497
Series F convertible preferred stock	114,286	10.367	1,184,803		500,000
Total convertible preferred stock	1,179,610		14,499,077		16,985,657

Warrants	100,000	1.000	100,000	1.500	-

Stock options	7,631,745	1.000	7,631,745	0.390	-

Totals			46,662,026		$16,985,657

(1) Includes Common Stock outstanding and Common Stock issuable upon conversion of Preferred
Stock and exercise of outstanding warrants and stock options.

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

Seasonality

Our business has a seasonal pattern.  In the past three years, we have realized an average of approximately 35.7% of our annual revenues in our fourth quarter, which includes Halloween and Christmas, and an average of approximately 24.6% of our annual revenues in the second quarter, which includes school graduations, and often the Easter holiday.  Also, during these past three years, we have had net income in our second and fourth quarters and generated losses in our first and third quarters.

Suppliers and Inventory

The products we sell are sourced from a wide variety of third-party vendors.  Many of the products that we offer for sale, such as paper-based party goods, Halloween masks and costumes, are manufactured overseas in foreign countries such as China.  Global sourcing of many of the products we sell is thus an important factor in our financial performance.

The following represents suppliers from whom we purchased at least 5% of our merchandise in either 2012 or 2011:

Supplier	Products supplied	2012	2011
Amscan, Inc.	Paper party goods	24.8%	24.6%
Kendall Confectionery Company	Candy	5.1%	5.5%
Total		29.9%	30.1%

In August 2006, we entered into a Supply Agreement with Amscan, Inc. (“Amscan”) which obligated us to purchase increased levels of merchandise from Amscan, our largest supplier, in exchange for, among other things, the right to receive more favorable pricing terms over the life of the agreement than were generally available to us under our previous terms with Amscan.  On December 30, 2010, we extended the Supply Agreement with Amscan until December 31, 2013 from the original expiration date of December 31, 2012.  Amscan is a wholly-owned subsidiary of Party City.  As noted above, on March 1, 2013 we entered into the Merger Agreement with Party City and Merger Sub.

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

Intellectual Property

 We hold trademarks for “iParty” issued by the U.S. Patent and Trademark Office.  Trademark registrations for “iParty” were issued on February 19, 2002 and August 26, 2003 under U.S. registration No. 2,541,025 and No. 2,756,735. We own our website www.iparty.com.   Until August 2010, we licensed the use of the website to a third party for the purpose of Internet based product sales.  We received no significant revenue under this arrangement during our fiscal years 2008, 2009 and 2010.  The license was cancelled by us in August 2010, and in July 2011, we re-launched our newly redesigned e-commerce site with a full assortment of costume and related merchandise for purchase and shipping via the Internet.  In 2012, we expanded our e-commerce offering beyond Halloween and related merchandise to offer a broader range of merchandise.

Employees

As of December 29, 2012, we had 244 full-time employees and 641 part-time employees.  None of these employees is represented by a labor union, and we consider our relationship with our employees to be good.

Available Information

Our Internet website address is www.iparty.com.  Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available, free of charge, through the investor relations page of our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Our Internet website and the information contained therein or connected thereto are not incorporated into or a part of this Annual Report on Form 10-K or any other report we file or furnish to the SEC.

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

Risks Related to the Merger

 If the proposed Merger is not completed, our business could be materially and adversely affected and our stock price could decline.

On March 1, 2013, we entered into a Merger Agreement with Party City, a party goods designer, manufacturer and retailer based in Elmsford, New York and an affiliate of Amscan, our largest supplier of party goods, and Merger Sub pursuant to which, upon the terms and subject to the conditions set forth therein, we would merge with and into Merger Sub and continue on as a surviving entity and wholly-owned subsidiary of Party City. The Merger is subject to closing conditions, including the adoption and approval of the Merger Agreement and the other transactions contemplated thereby, including the Merger, by the holders of a majority of the then outstanding shares of our Common Stock and then outstanding shares of our Preferred Stock entitled to vote (with, for purposes of clarity, the shares of Preferred Stock’s voting power calculated on an as-converted basis), voting as a single class voting for the approval and adoption of the Merger Agreement and the other transactions contemplated thereby, including the Merger. Therefore, it is possible that the Merger may not be completed or may not be completed as quickly as expected. If the Merger Agreement is terminated, the market price of our Common Stock will likely decline, as we believe that our market price reflects an assumption that the Merger will be completed. For example, on February 28, 2013, the closing price for our Common Stock was $0.15, and on the next trading day, following the announcement of our entering into the Merger Agreement, our Common Stock price increased to a closing price of $0.43 per share. In addition, our Common Stock price may be adversely affected as a result of the fact that we have incurred and will continue to incur significant expenses related to the Merger that may not be recovered if the Merger is not completed. If the Merger Agreement is terminated under certain circumstances, we may be obligated to pay Party City a termination fee of $1,750,000 plus actual expenses reasonably incurred under the circumstances of up to $750,000. As a consequence of any failure of the Merger to be completed, as well as of some or all of these potential effects of the termination of the Merger Agreement, our business could be materially and adversely affected.

The fact that there is a Merger pending could have an adverse effect on our business, revenue and results of operations.

While the Merger is pending, it creates uncertainty about our future that may adversely affect our business, revenue and results of operations, including:

●	the diversion of management and employee attention;

●	the fact that we have incurred and will continue to incur significant expenses related to the Merger;

●
the effect of the announcement or pendency of the Merger on our business relationships, operating results and business generally, including with respect to our suppliers, our suppliers acceptance of longer term purchaser orders, and our customers;

●	the risk that the Merger may not be completed in a timely manner or at all, which may adversely affect our business and the price of our Common Stock;

●	the potential adverse effect on our business, properties and operations because of certain restrictions we agreed to in the Merger Agreement;

●
the risk that if Party City breaches the Merger Agreement, specific performance may not be awarded to us, damages may not fully compensate us for such breach and associated litigation may arise and be costly and disruptive to our operations;

If the Merger occurs, our stockholders will not benefit from any appreciation in our business following the closing of the Merger.

The Merger Consideration will represent the maximum price per share receivable by our stockholders unless the Merger Agreement is terminated in accordance with its terms, and the Company will cease to be a public company and our stockholders will no longer participate in any future earnings or growth of the Company and, therefore, will not benefit from any appreciation in the Company’s value, including any appreciation in value that could be realized as a result of improvements to operations.

Risks Related to our Business

Our success depends on economic and other external factors, particularly in the New England region and during the Halloween season, that affect consumer decisions about whether and when to purchase party goods and supplies.

Our business success depends in large measure on consumer decisions to buy party goods and supplies and seek party planning advice, particularly in the New England region, where 49 of our 54 stores are located, as of December 29, 2012, and particularly during the Halloween season, which is our single most important season. Demand for our products and our business results are sensitive to external factors that, directly or indirectly, affect consumer confidence, consumer spending patterns, levels of disposable consumer income, or otherwise lead consumers to host or not host parties or purchase party goods and supplies.  Examples of such external factors include: unseasonable weather, especially in New England, including Nor’easters disrupting the past two Halloween seasons; the timing, duration and effects of adverse changes in overall economic conditions, including rates of job loss or growth, increases in fuel and energy prices, and increases or decreases in interest rates, nationally or locally in the markets we serve; and the competitive success or failure of local sports teams, such as the New England Patriots or Boston Red Sox, particularly in post-season play.  The precise impact of any of these external factors on consumer spending patterns for party goods and supplies is difficult to predict in advance, but one or more of these factors could, and have in the past, adversely affect our business or our operating results, particularly with respect to any given fiscal period, to the extent they adversely impact the consumer spending patterns most important to our business success.

Recessions and economic downtowns may lead to a loss in consumer confidence and decline and change in consumer spending that may continue beyond any recovery period.

Because purchases of our merchandise are dependent upon discretionary spending by our customers, our financial performance is sensitive to changes in overall economic conditions that affect consumer spending. Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, changes in commodity prices, including gas and food prices, consumer confidence and consumer perception of economic conditions.  The United States has recently experienced a severe recession, which led to a decline in consumer spending.  Although there is consensus among economists that the economy is in recovery, the progress, strength and duration of a recovery is unpredictable. A renewed economic downturn could further reduce consumer spending or cause a shift in consumer discretionary spending to other products, adversely affecting our liquidity and results of operations.  In addition, certain payroll tax relief put in place to assist in the progress of the economic recover expired in 2012.  The expiration of this tax relief may adversely affect discretionary spending by our customers, which could adversely affect our business.

Our failure to generate sufficient cash to meet our liquidity needs may affect our ability to service our indebtedness and grow our business.

Our business requires access to capital to finance new inventory, support growth, improve our infrastructure, respond to economic conditions, and meet our contractual commitments.  Our bank line of credit with Wells Fargo Bank, National Association (successor by merger to Wells Fargo Retail Finance, LLC) (“Wells Fargo”), which has been extended until October 14, 2016, allows us to borrow up to $12,500,000, subject to a limitation based on qualified inventory, receivables levels and other reserves set by Wells Fargo, with an option to increase that limit up to $15 million.  As of December 29, 2012, there was $5,764,312 outstanding under our line of credit with additional availability of $2,936,324.  On February 28, 2013, we amended our bank line of credit to allow for a waiver of up to sixty days of the minimum availability covenant from February 28, 2013 through April 30, 2014, which amendment will provide us with additional liquidity.   We believe we have sufficient funds for our operations, working capital requirements, and capital expenditures for the next twelve months.  In the event that our current operating plan or long-term goals change due to changes in our strategic plans, lower-than-expected revenues, unanticipated expenses, increased competition, unfavorable economic conditions, other risk factors discussed in this Annual Report, or other unforeseen circumstances, our liquidity may be negatively impacted.

Our ability to make payments on and to refinance our indebtedness, principally the amounts borrowed under our bank line of credit, and to fund any capital expenditures we may make in the future for systems upgrades, new store openings, if any, and updating existing stores, will depend in large part on our current and future ability to generate cash.  This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control.  We cannot assure you that our business will generate sufficient cash flow from operations in the future, that our currently anticipated growth in revenues and cash flow will be realized on schedule, or that future borrowings will be available to us under our line of credit in an amount sufficient to enable us to undertake store openings, update existing stores and replace and upgrade our technology systems to grow our business, or to fund other liquidity needs.  If we need to refinance all or a portion of our indebtedness from other sources or raise additional debt or equity capital, we cannot assure you that we will be able to do so on terms and conditions acceptable to us, due in part to our complex capital structure and the anti-dilution provisions of the Preferred Stock.

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

The industry we serve is highly competitive and fragmented. We face intense competition from other party supply stores and stores that merchandise and market party supplies, including big discount retailers, such as Wal-Mart, retail drug store chains, like CVS and Walgreens, dollar store chains, like Dollar Tree, party goods catalogs and Internet sites and temporary Halloween stores.  Our success depends on our ability to be competitive against many different competitors in each local market area we serve.  If we fail to anticipate evolving innovations and product offerings from our competitors and fail to offer products that appeal to the changing needs and preferences of our customers in the various markets we serve, demand for our products could decline and our operating results would be adversely affected. While the competitive importance of product quality, price, service and innovation varies from product to product, price is a factor, and we experience pricing pressures from competitors in our markets.

During the 2012 and 2011 Halloween seasons, we operated ten and eleven temporary stores, respectively.    We plan to continue our temporary Halloween store strategy in future years, opening more such stores, some of which may be outside of New England and to continue to invest in our e-commerce site. In doing so, we will face intense competition from other operators of temporary Halloween stores, such as Spirit Halloween, Halloween USA, an affiliate of Party City with whom we entered into a Merger Agreement on March 1, 2013, and others, including party goods Internet sites. If we fail to secure a sufficient number of appropriate temporary retail locations, or if sales achieved at those locations fall below planned levels, or we do not capitalize on our e-commerce site, our operating results would be adversely affected.

We face new competitive threats as a result of consolidation in our industry following Amscan Holdings, Inc.’s acquisitions of Party City Corporation, Party America and Factory Card and Party Outlet.

Party City, the parent company of Amscan, our largest supplier, manufactures, contracts for manufacture and distributes party goods throughout the world.  Party City operates retail party supply stores in the United States and Canada,  and has franchises that operate  individual stores and area franchises throughout the United States and Puerto Rico.  Additionally, Party City operates an e-commerce website.  In total, we believe Party City operates over 800 party superstores nationwide; however, Party City does not currently have a significant retail presence in the New England region.

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

Any further geographic expansion by us outside of the New England market could result in greater direct competition with retail stores owned or franchised by Party City.  If so, Amscan’s status as our largest supplier could adversely affect our ability to compete favorably or operate successfully in a changed marketplace.  Price pressures from such new sources of competition, particularly in the event of a strain or rupture in our relationship with Party City or Amscan, could erode our margins and cause our financial results of operations to suffer.  Our success depends on our ability to evaluate and respond to the threats arising from growing consolidation and changing marketplaces and identify ways in which we can competitively operate and strategically grow our store base. On March 1, 2013, we signed a Merger Agreement with Party City and Merger Sub pursuant to which we will merge with and into Merger Sub and continue on as the surviving entity and wholly-owned subisidary of Party City.  For additional details on the Merger, see the section titled “Merger Agreement” in Item 1 “Business” above and Item IA “Risk Factors – Risk Related to the Merger” above.

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

Because the sales and profitability of our stores are typically lower in the first and third quarters, we have often operated at a loss during these quarters, and because our sales are typically higher in the second quarter, which includes school graduations, and the fourth quarter, which includes Halloween, our single most important selling season, as well as the Christmas holiday season, we have typically operated at a profit during these quarters.  Most of our operating expenses, such as rent expense, advertising expense and employee salaries, do not vary directly with the amount of sales and are difficult to adjust in the short term.  As a result, if sales in a particular quarter are below expectations for that quarter, we may not be able to proportionately reduce operating expenses for that quarter, and such a sales shortfall could have a disproportionate effect on our net income (or loss) for the quarter.

 If we do not maintain sufficient inventory levels, or if we are not successful in managing our inventory levels, our liquidity and results of operations may be negatively impacted.

We must maintain sufficient inventory levels to operate our business successfully. However, we also must guard against accumulating excess inventory, especially following key holiday seasons, like Halloween, which has been impacted over the last two years by significant weather events increasing inventory levels above past years.   If we do not accurately anticipate the future demand for a particular product or for a particular season, our inventory levels will not be appropriate and our results of operations may be negatively impacted.  Additionally, if our buying decisions do not accurately predict customer trends or we do not sell what we anticipate during a holiday season, like Halloween, we may have to take unanticipated markdowns to dispose of the excess inventory, which also can adversely impact our financial results. If we are not successful in managing our inventory balances, our cash flows from operations may be negatively affected.

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

An important part of our long-range business plan is to increase our number of stores, including temporary stores, and, over time, enter new geographic markets.  We have opened twenty new stores, acquired three stores, closed four stores and operated 38 temporary Halloween stores over the past eight years, bringing our total number of stores from 35 at the beginning of 2004 to 54 at the end of 2012.  Going forward into 2013, in addition to managing our expenses, we intend to grow through opening or acquiring new retail locations, continuing the implementation of our temporary Halloween store strategy, through sales growth in our existing retail stores, and by expanding our presence in the e-commerce business.  For a growth strategy to be successful, we must identify and lease or acquire favorable store sites, hire and train associates and store managers, and adapt management and operational systems to meet the needs of our expanded operations.  These tasks may be difficult to accomplish successfully.  If we are unable to open or acquire new or temporary stores in locations and on terms acceptable to us as quickly as planned, our future sales and profits may be adversely affected.  Even if we succeed in opening or acquiring new stores or opening temporary stores, these stores may not achieve the same sales or profit levels as our existing stores.  Also, our expansion strategy includes opening new or temporary stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs.  However, these new or temporary stores may result in the loss of sales in existing stores in nearby areas, which could adversely affect our business and financial performance. In addition, future store openings could cause us, among other things, to incur additional debt and increased interest expense, as well as experience dilution in earnings, if any, per share.  If we are not able to service or access this additional debt for future store openings or raise additional equity, which may be difficult or costly given our stock price, our complex capital structure and the anti-dilution provisions of our Preferred Stock, our growth strategy may be impaired, adversely affecting our results of operations and liquidity. Impairment losses could also occur as a result of new store openings in the event that new store openings prove unsuccessful.

Our ownership structure includes large investors who own Preferred Stock and whose interests and rights in our Company may differ in important respects from those of our Common Stock investors.

 As of December 29, 2012, there were 24,431,204 shares of our Common Stock outstanding, and 22,230,822 potential additional common share equivalents outstanding that may be issued upon the conversion of outstanding convertible Preferred Stock, and warrants and options to purchase our Common Stock.  The average weekly trading volumes in our Common Stock as reported on the NYSE MKT for the fifty-two week period ended December 29, 2012 was 12,584 shares and for the fifty-three week period ended December 31, 2011 and fifty-two week period ended December 25, 2010 were 19,797 shares and 95,978 shares, respectively.  Additionally, a number of investors in our Company own large concentrations of our Common Stock and Preferred Stock making our shares more illiquid than if our ownership structure were more widely distributed. The ownership rights of these holders of our Preferred Stock impact the trading liquidity of our Common Stock, our corporate governance, and the relative economic stake that our Common Stock and Preferred Stock investors have in the enterprise value of our business.  Although a more active trading market may develop in the future, the limited market liquidity for our stock may affect your ability to sell at a price that is satisfactory to you.

Our corporate governance is affected by our ownership structure to the extent that certain of our Preferred Stock investors currently enjoy, among other things, contractual rights to nominate and elect two of the members of our board of directors, although one of these board seats is currently not filled.  These rights and the concentration of share ownership enjoyed by certain of our Preferred Stock investors mean that our largest investors can influence our strategic direction and that of our senior management in ways that are different from most of our Common Stock investors.  One of our significant Preferred Stock investors recently died, and certain of his shares are currently held in his estate. Our Preferred Stock investors also enjoy certain economic rights that differentiate their ownership rights and interests from those of our Common Stock investors.  For instance, upon the occurrence of a merger, acquisition or a similar transaction involving the acquisition of our Company, which includes the Merger Agreement, the holders of our Preferred Stock would generally be entitled to a “liquidation preference” that would entitle them to receive the greater of their liquidation preference or their common per share equivalent price.  As of December 29, 2012, their liquidation preference was approximately $17 million.   This feature of our Preferred Stock could make the attractiveness of our Company as an acquisition target differ materially from what it would be without it.  In addition, our Preferred Stock investors enjoy certain “anti-dilution” protections not afforded to our Common Stock holders, which generally means that investors in shares of our Common Stock could be adversely affected by subsequent dilutive financings, if any, in ways that are different from some or all of our Preferred Stock  investors.

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

As of December 29, 2012, there were 22,230,822 potential additional common share equivalents outstanding.  These included 14,499,077 shares issuable upon the conversion of our immediately convertible Preferred Stock, 100,000 shares issuable upon the exercise of warrants with a weighted average price of $1.50, which have since expired, and 7,631,745 shares issuable upon the exercise of stock options with a weighted average exercise price of $0.39.

Our Common Stock is thinly traded, may fluctuate based on relatively small levels of trading activity, and may be adversely affected by our capital structure, which makes it more difficult for investors to value our business.

Investing in shares of our Common Stock entails a high degree of risk.  Public trading of our Common Stock on the NYSE MKT typically occurs at relatively low sales volumes and very few, if any, security analysts regularly follow our stock.    In addition, our capital structure, which includes various series of Preferred Stock with various contractual rights, generally makes it more difficult for investors, or prospective acquirers of our Company, to value our business on an aggregate basis or to value our shares of Common Stock on a trading basis.  As a result of these factors, speculative investors may have a greater effect on our Common Stock price than would be the case for a company with a simpler ownership structure, a larger market capitalization, or common shares that are more diffusely held or heavily traded.  Accordingly, our Common Stock price could be subject to considerable speculative volatility and may not necessarily follow market expectations regarding our business prospects or financial performance.  In particular, our Common Stock price may be sensitive to non-financial developments involving our Company as well as market rumors disseminated on the Internet or other forms of media regarding our Company or our industry. If our quarterly financial performance does not meet the expectations of investors that trade in shares of our Common Stock, our stock price would likely decline.  If so, the decrease in the our Common Stock price may be disproportionate to the shortfall, real or perceived, in our financial performance.

Compliance with changing regulation of corporate governance, public disclosure, and accounting standards may result in additional expenses and risks.

Changing laws, regulations and standards relating to corporate governance, public disclosure and changes to accounting standards and practices, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act of 2010, new SEC regulations, corporate law developments in Delaware, and evolving rules applicable to publicly-traded companies on the NYSE MKT  are creating uncertainty, and hence risks, for companies such as ours.  These new or changed laws, regulations and standards are subject to varying interpretations due to the fact that they are new and there has not yet emerged a well-developed body of interpretation.  As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.  This development could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure, governance and accounting practices.

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

Our stock is listed on the NYSE MKT and subject to a number of continued listing requirements, the failure to comply with which may result in the delisting of our Common Stock.

Our Common Stock is currently listed on the NYSE MKT.  Subject to NYSE MKT rules, we are required to maintain compliance with a number of continued listing standards, including but not limited to, the requirement that our stock trade above certain pricing levels for a continued period.

On November 20, 2012, we received a letter from  the NYSE MKT  indicating that we were not in compliance with Section 1003(f)(v) (“low selling price”) of the NYSE MKT Company Guide (the “Company Guide”) due to our low selling price for a substantial period of time.  Therefore, pursuant to Section 1003(f)(v) of the Company Guide, our continued listing is predicated on effecting a reverse stock split of our Common Stock within a reasonable period of time, which the NYSE MKT has determined to be no later than May 20, 2013.  If  we do not effect a reverse stock split prior to such time, we could become subject to delisting procedures. A delisting of our Common Stock or reverse stock split could negatively impact us by reducing further the liquidity of our Common Stock, or by reducing the number of investors willing to hold or acquire our Common Stock, which could negatively impact our ability to raise equity capital.  At our 2012 Annual Meeting, our stockholders gave us the authority to enact a reverse stock split at certain specified levels at the discretion of our board of directors at any time prior to the 2013 Annual Meeting.  Given the announcement of the Merger Agreement with Party City, our board does not have any intent at this time to enact the reverse stock split, and under the terms of the Merger Agreement, would need the consent of Party City to do so, which consent may not be unreasonably withheld, delayed or conditioned.  The consummation of the Merger is subject to customary conditions to closing, including the approval of the Company’s stockholders and is expected to close in our second fiscal quarter. If the Merger does not close prior to May 20, 2013 we may ask the NYSE MKT for additional time in order to consummate the Merger before they proceed with any delisting procedures.

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

 The protection of our customer, employee, and Company data is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. In addition, our customers have a high expectation that we will adequately protect their personal information. A significant breach of our customer, employee, or Company data could damage our reputation and result in lost sales, fines, or lawsuits, which may adversely affect our results of operations, liquidity and business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The following table identifies the number of our stores operating as of December 29, 2012, December 31, 2011 and December 25, 2010, by state:

	Number of Stores, for the fiscal year ended
	Dec 29, 2012			Dec 31, 2011			Dec 25, 2010
	End			End			End
	of		Acquired/	of		Acquired/	of		Acquired/
States	Period	Closings	Openings	Period	Closings	Openings	Period	Closings	Openings
Connecticut	7	1	-	8	-	1	7	-	-
Florida	5	-	-	5	-	-	5	-	-
Maine	3	-	-	3	-	-	3	-	-
Massachusetts	28	-	1	27	-	-	27	-	1
New Hampshire	7	-	2	5	1	-	6	-	-
Rhode Island	3	-	-	3	-	-	3	-	-
Vermont	1	-	-	1	-	-	1	-	-
Total	54	1	3	52	1	1	52	-	1

In 2012, we closed our older store in Manchester, Connecticut, completing the consolidation of that market we had begun in 2011 with the opening of our new Manchester store. We also reopened our store in West Lebanon, New Hampshire, which had been closed in 2011 as a result of flood damage caused by Tropical Storm Irene, and we opened new stores in Plaistow, NH and Waltham, MA.

Our stores range in size from approximately 7,000 square feet to approximately 20,521 square feet and average approximately 10,300 square feet.  We lease all of our retail stores.  The leases generally provide for fixed minimum rentals, which typically increase periodically during the life of the lease, and, in some instances, contingent rentals based on a percentage of sales in excess of specified minimum sales levels, as well as related occupancy costs, such as property taxes and common area maintenance.  We lease our properties typically for 10 years and usually with options from our landlords to renew our leases for an additional 5 or 10 years.

In addition to our retail stores, we lease office space at 270 Bridge Street, Suite 301, Dedham, Massachusetts, 02026.  The lease, which expires November 30, 2013, is for 10,600 square feet of space and the monthly rent is $17,259.  We also lease office and retail space at 1457 VFW Parkway, West Roxbury, Massachusetts, 02132.  This lease, which expires December 31, 2017, is for 20,500 square feet of space.  The retail store at our West Roxbury location uses 10,688 square feet and the remainder is used primarily for our corporate training center.  The total monthly rent for the retail store and corporate training center space is $21,394, subject to certain Consumer Price Index escalation clauses. We believe that these spaces are adequate for our immediate needs.  We believe that all properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

On March 8, 2013, a putative shareholder class action lawsuit was filed against the Company, members of the Company’s Board of Directors, Party City and Merger Sub in the Massachusetts Superior Court (Suffolk County) (Vincent Sean Halstead, individually and on behalf of all other similarly situated vs. iParty Corp. et al, B.L.S. 13-0842). The action alleges that the members of the Company’s Board of Directors violated their fiduciary duties by failing to maximize shareholder value when negotiating and entering into the Merger Agreement. The complaint alleges that Party City and Merger Sub aided and abetted those purported violations of fiduciary duties. The plaintiff seeks, among other things, to enjoin the acquisition of the Company by Party City and Merger Sub. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend the action.

                In addition, we are periodically involved in additional litigation or claims that arise in the ordinary course of business.  Management believes that the ultimate resolution of any such additional litigation or claims currently pending, individually or in the aggregate, is not expected to have a material adverse effect on our company.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The NYSE MKT is the principal market for our Common Stock, where our shares are traded under the symbol “IPT”.

The following table sets forth the range of high and low sales prices on the NYSE MKT for our Common Stock for each of the fiscal quarters of 2012 and 2011:

MARKET PRICE OF COMMON STOCK

Period	High	Low
2012
Fourth fiscal quarter	$0.25	$0.10
Third fiscal quarter	0.24	0.17
Second fiscal quarter	0.23	0.14
First fiscal quarter	0.19	0.12

2011
Fourth fiscal quarter	$0.21	$0.11
Third fiscal quarter	0.28	0.16
Second fiscal quarter	0.29	0.22
First fiscal quarter	0.31	0.25

Holders

The approximate number of record holders of our Common Stock as of December 29, 2012 was 96.  The number of record owners was determined from our stockholder records, and does not include beneficial owners of our Common Stock whose shares are held in the names of various security holders, dealers and clearing agencies.  We believe that the number of beneficial owners of our Common Stock held by others as or in nominee names exceeds 500.

Dividends

We have never paid a cash dividend on our shares of Common Stock and have no expectation of doing so for the foreseeable future.  Our existing line of credit agreement with Wells Fargo generally prohibits the payment of any dividends or other distributions to any of our classes of capital stock.  We are also restricted from paying any dividends or other distributions to any of our classes of capital stock under the terms of the Merger Agreement without the consent of Party City, which consent may not be unreasonably withheld, delayed or conditioned.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities made during the fourth quarter of 2012.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no stock repurchases made during the fourth quarter of 2012.

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

	2012	2011	2010	2009	2008
	52 weeks	53 weeks	52 weeks	52 weeks	52 weeks
Statement of Operations Data:
Revenues	$79,094,317	$80,882,751	$81,291,429	$78,595,088	$81,210,999
Operating costs:
Cost of products sold and occupancy costs	48,787,267	49,147,010	49,023,399	46,557,039	46,885,215
Marketing and sales	24,450,968	25,509,559	24,927,511	23,703,308	26,793,885
General and administrative	6,619,978	6,834,443	6,852,763	6,935,049	7,205,067
Flood loss	-	398,751	-	-	-

Operating income (loss)	(763,896)	(1,007,012)	487,756	1,399,692	326,832

Change in fair value of warrant liability	70	17,247	13,275	571	-
Interest income	-	58	297	340	4,609
Interest expense	(184,854)	(305,588)	(249,492)	(444,801)	(720,891)

Income (loss) before taxes	(948,680)	(1,295,295)	251,836	955,802	(389,450)

Income taxes (benefit)	587,750	19,343	(2,613)	(147,930)	50,605

Net income (loss)	$(1,536,430)	$(1,314,638)	$254,449	$1,103,732	$(440,055)

Net Income (loss) per share:
Basic	$(0.06)	$(0.05)	$0.01	$0.03	$(0.02)
Diluted	$(0.06)	$(0.05)	$0.01	$0.03	$(0.02)

Weighted-average shares outstanding:
Basic	24,418,004	24,386,220	38,251,888	38,220,804	22,722,485
Diluted	24,418,004	24,386,220	39,281,252	38,440,489	22,722,485

Other Data:
Net cash provided by (used in) operating activities	$324,741	$(1,043,212)	$557,327	$3,512,256	$3,229,642
Net cash used in investing activities	(1,055,716)	(910,782)	(1,213,151)	(525,563)	(2,027,709)
Net cash provided by (used in) financing activities	731,975	1,954,994	657,424	(2,985,893)	(1,213,215)
Capital expenditures (1)	1,055,716	910,782	1,213,151	525,563	2,027,709

	Dec 29, 2012	Dec 31, 2011	Dec 25, 2010	Dec 26, 2009	Dec 27, 2008
Balance Sheet Data:
Working capital	$5,553,506	$6,051,930	$6,657,781	$5,429,194	$3,489,893
Total assets	23,322,786	23,854,095	21,281,226	20,292,422	20,995,273
Total long-term liabilities	1,507,732	1,504,973	1,521,770	1,543,098	1,800,174

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

Merger Agreement

On March 1, 2013, we entered into a Merger Agreement with Party City, the parent company of Amscan, our largest party goods supplier, and Merger Sub pursuant to which, upon the terms and subject to the conditions set forth therein, we would merge with and into Merger Sub and continue on as a surviving entity and wholly-owned subsidiary of Party City (the “Merger”). The completion of the proposed acquisition is subject to the satisfaction of various closing conditions, including the approval of the Merger Agreement and the transactions contemplated thereby, including the Merger, by our stockholders. The Merger is expected to be completed in the second quarter of 2013.

Overview

We currently operate 54 retail stores, including 49 in New England, including our new stores in Plaistow, NH and Waltham, MA, and five in Florida. We also operated ten temporary Halloween stores in 2012, and eleven temporary Halloween stores in each of 2011 and 2010.  During 2012, the US economy began to pick up pace, and we saw further improvement in the overall retail environment.  During the first three quarters of 2012, we achieved positive comparable store sales in seven of the first nine months. Comparable store sales are defined as sales from those stores open for at least one full year.  We ended our third quarter with a year-to-date comparable store sales increase of 2.9%. In October, however, the East Coast was again struck by an early season Nor’easter,  Hurricane Sandy. The timing and impact of Hurricane Sandy was similar to the timing and impact of the 2011 Nor’easter that affected the Halloween selling season in 2011. In addition, we also  believe that the Halloween sales were negatively affected by the movement of the holiday from Monday in 2011 to Wednesday in 2012. The combination of the storm and the holiday timing combined to produce a 7.5% comparable store decrease in calendar October sales.  We ended fiscal 2012 with $79.1 million in sales for the 52-week year compared to $80.9 million for the 53-week year 2011. Comparable store sales for the year were down 0.1%.  We reported a net loss of approximately $1.5 million, which included a non-cash charge of $588 thousand to increase our reserve for deferred taxes,  as compared to a net loss of $1.3 million in 2011.

For the first quarter of 2012, our consolidated revenues were $15.8 million, compared to $15.1 million for the first quarter of 2011. The increase in first quarter revenues from the year-ago period included an 8.6% increase in comparable store sales. The increase in consolidated revenue was driven primarily by higher sales in a number of areas, including the New England Patriots – New York Giants Super Bowl merchandise, a very strong performance in St. Patrick’s Day seasonal merchandise, and gains in some of our basic areas such as birthday, masquerade and wedding. In addition to our comparable store sales gains, we also saw improved sales in our Manchester, Connecticut market, where we replaced an older store with one acquired last year that was previously operated by Party City Corporation, an affiliate of Party City. Consolidated gross profit margin was 36.4% for the first quarter of 2012, equal to the gross profit margin for the same period in 2011. The gross profit margin components included a decrease of 0.2% in product selling margin rate, offset by an equal improvement in occupancy rate as a result of improved leveraging of occupancy costs based on the increase in same store sales.  The consolidated net loss for the first quarter of 2012 was $1.2 million, or $0.05 per share, compared to $1.5 million, or $0.06 per share, for the first quarter of 2011.

For the second quarter of 2012, our consolidated revenues were $19.56 million, compared to $19.62 million for the second quarter of 2011.  The decrease in consolidated revenue was driven in part by the sales results from our Manchester, Connecticut market, which was consolidated from two stores in the second quarter of 2011 to one store in the second quarter of 2012. The new Manchester store delivered significantly higher contribution in Q2 2012 than the combined stores in Q2 2011, but on a lower sales base.  In the second quarter of 2012, our comparable store sales increased slightly by 0.1% compared to the second quarter of 2011. Consolidated gross profit margin was 38.4% for the second quarter of 2012, compared to a gross profit margin of 39.7% for the same period in 2011. The gross profit margin components included a decrease of 1.0% in product selling margin rate, the result of earlier and deeper clearance markdowns in 2012 compared to 2011, due in part to additional inventory carried over from the 2011 Halloween season.  The consolidated net income for the second quarter of 2012 was $81 thousand, or $0.00 per share, compared to $43 thousand, or $0.00 per share, for the second quarter of 2011.

For the third quarter of 2012, our consolidated revenues were $16.9 million, compared to $16.5 million for the third quarter of 2011.  The increase in consolidated revenue was driven primarily by the sales increases in our older base stores, plus strong growth in our newer South Bay and Boylston Street, Boston stores and the opening of our new store in Plaistow, New Hampshire. In the third quarter of 2012, our comparable store sales increased by 1.2% compared to the third quarter of 2011. Consolidated gross profit margin was 34.8% for the third quarter of 2012, compared to a gross profit margin of 34.3% for the same period in 2011. The gross profit margin components included an increase of 0.7% in product selling margin rate, the result of a smaller clearance reserve charge in 2012 compared to 2011.  The consolidated net loss for the third quarter of 2012 was $2.2 million, or $0.09 per share, compared to $2.8 million, or $0.12 per share, for the third quarter of 2011.

On November 7, 2012, we reported sales results for the calendar month and year, and for the fiscal month and year, ended October 2012.  For the thirty-one day calendar month of October 2012, total Company sales decreased 6.5% to $16.4 million from $17.6 million for the same period in 2011. Sales at comparable stores decreased 7.5% for the thirty-one day calendar month of October 2012 compared to the prior year period.  For the five week fiscal month of October, which ended on November 3rd, 2012, total Company sales decreased by 2.6% compared to the five week October fiscal month period in 2011 and sales at comparable stores for this same period decreased 3.6% compared to the fiscal month of October 2011.

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

For the fourth fiscal quarter of 2012, we experienced an overall 5.7% decrease in comparable store sales, including the October results noted above. Total sales decreased 9.5% in the fourth quarter as compared to the fourth quarter of 2011.  This decrease included sales of $1.9 million for the 53rd week of 2011.  On a 52-week basis, total sales in the fourth quarter of 2012 decreased 3.4% compared to 2011. Consolidated gross profit margin was 41.6% for the fourth quarter of 2012 compared to a gross profit margin of 43.1% for the same period in 2011. The decrease was due partly to increases in occupancy costs, and partly due to decreased leveraging of those costs in the 13-week fourth quarter of 2012 vs. the 14-week fourth quarter of 2011. These negative effects offset an improvement in merchandise selling margin of 0.4%.   For the quarter, our net income was $1.8 million, compared to $3.0 million in the fourth quarter of 2011.  The decrease in net income for the fourth quarter of 2012 as compared to the fourth quarter of 2011 was due primarily to the shorter 13-week period in 2012 compared to the 14-week 2011, the shift in the retail calendar in 2012 which pushed most of the New Year’s holiday sales into the first week of fiscal 2013, Hurricane Sandy that disrupted our 2012 Halloween season, Halloween occurring on a Wednesday rather than on Monday as it did in 2011, and a one-time non-cash charge of $588 thousand to increase the valuation allowance on deferred tax assets.

Fiscal 2012 Compared to Fiscal 2011

Revenues

Our consolidated revenues for fiscal 2012, a 52-week year, were $79,094,317, a decrease of $1,788,434, or 2.2% from 2011, a 53-week year. Revenues include the selling price of party goods sold, net of sales tax, returns and discounts, and are recognized at the point of sale.

	For the year ended
	Dec 29, 2012	Dec 31, 2011
Revenues	$79,094,317	$80,882,751

Decrease in revenues from prior year	(2.2%)	(0.5%)

In 2012, we experienced a decrease of 0.1% in comparable store sales, which are defined as stores open for at least a one year period.  Our 2012 revenues also reflect sales from our new Plaistow, NH and Waltham, MA stores, which we opened in the third and fourth quarters of 2012 , respectively, and sales from our ten temporary Halloween stores.  Sales for the year were negatively impacted by the timing of the New Years and Halloween holidays and by Hurricane Sandy,  which disrupted business and closed several of our stores in the most important week of the Halloween selling season.

Cost of products sold and occupancy costs

Our cost of products sold and occupancy costs for 2012 was $48,787,267, or 61.7% of revenues, a decrease of $359,743 and an increase of 0.9 percentage points, as a percentage of revenues, from 2011.  Cost of products sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores.

	For the year ended
	Dec 29, 2012	Dec 31, 2011
Cost of products sold and occupancy costs	$48,787,267	$49,147,010

Percentage of revenues	61.7%	60.8%

As a percentage of revenues, the decrease in cost of products sold was primarily attributable to increases in occupancy costs, as well as decreased leveraging of those costs against the decrease in total sales in 2012, which had 52 weeks, as compared to 2011, which had 53 weeks.

Marketing and sales expense

Our consolidated marketing and sales expense for 2012 was $24,450,968, or 30.9% of revenues, a decrease of $1,058,591 and a decrease of 0.6 percentage points, as a percentage of revenues, from 2011.  Marketing and sales expenses consist primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.

	For the year ended
	Dec 29, 2012	Dec 31, 2011
Marketing and sales	$24,450,968	$25,509,559

Percentage of revenues	30.9%	31.5%

As a percentage of revenues, the decrease in marketing and sales expense was substantially due to decreased store payroll and fringe benefit costs in 2012 compared to 2011.

General and administrative expense

Our consolidated general and administrative (“G&A”) expenses for 2012 were $6,619,978, or 8.4% of revenues, a decrease of $214,465, or flat as a percentage of revenues, from 2011. G&A expenses consist of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.

	For the year ended
	Dec 29, 2012	Dec 31, 2011
General and administrative	$6,619,978	$6,834,443

Percentage of revenues	8.4%	8.4%

Operating loss

Our operating loss for 2012 was $763,896, or 1.0% of revenues, compared to an operating loss of $1,007,012, or 1.2% of revenues in 2011.

Interest expense

Our interest expense in 2012 was $184,854, a decrease of $120,676 from 2011.  The effective interest rate on our borrowings under our line of credit decreased to 3.1% in 2012 compared to 4.9% in 2011, which decreased interest expense by approximately $109,524.  The interest rates in 2012 and 2011 were based on a combination of the bank’s base and libor rates.  The decrease in the effective interest rate in 2012 as compared to 2011 was mainly due to the full year effect of the more favorable interest rate structure from the October 2011 renewal of our Wells Fargo revolving credit facility. Our average revolving loan balance was approximately $5,954,151 during 2012 compared to $6,321,112 during 2011, which decreased interest expense by approximately $12,363.

Income taxes

In 2012, our income tax expense was $587,750, which principally relates to an increase in the valuation allowance for our deferred income tax assets. The increase in the valuation allowance was required because after consideration of the available evidence, both positive and negative, we determined that a full valuation allowance is necessary to reduce the net deferred tax assets to the amount that will more likely than not be realized.

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

At the end of 2012, we had estimated federal net operating loss carryforwards of approximately $16.2 million, which begin to expire in 2020.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards may be subject to annual limitations based upon certain ownership changes of our stock that may have occurred or that may occur.

Net loss

Our net loss in 2012 was $1,536,430 or $0.06 net loss per basic and diluted share, compared to net loss of $1,314,638 or $0.05 net loss per basic and diluted share in 2011.

Fiscal 2011 Compared to Fiscal 2010

Revenues

Our consolidated revenues for fiscal 2011, a 53 week year, were $80,882,751, a decrease of $408,678, or 0.5% from 2010, a 52 week year. Revenues include the selling price of party goods sold, net of sales tax, returns and discounts, and are recognized at the point of sale.

	For the year ended
	Dec 31, 2011	Dec 25, 2010
Revenues	$80,882,751	$81,291,429

Increase (decrease) in revenues from prior year	(0.5%)	3.4%

Sales for 2011 included a decrease of 5.4% in comparable store sales, sales from our new Manchester, CT store, which we opened in the first quarter of 2011, sales from our eleven temporary Halloween stores, and sales from our new South Bay Center store in Boston, which we opened in mid-December 2010.  Sales for the year were negatively impacted by the closing of the West Lebanon, NH store for four months due to severe flooding of the Connecticut River, caused by Tropical Storm Irene and by the Nor’easter that disrupted business and closed several of our stores in the most important week of the Halloween selling season.

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

At the end of 2011, we had estimated net operating loss carryforwards of approximately $16.2 million, which begin to expire in 2020.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards may be subject to annual limitations based upon certain ownership changes of our stock that may have occurred or that may occur.

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

During each interim reporting period, we estimate the impact on cost of products sold associated with inventory shortage.  The actual inventory shortage is determined upon reconciliation of the annual physical inventory, which occurs shortly before our year end, and an adjustment to cost of products sold is recorded at the end of the fourth quarter to recognize the difference between the estimated and actual inventory shortage for the full year.  The adjustment in the fourth quarter of 2012 included an estimated reduction of $42,111 to the cost of products sold during the previous three quarters.  The adjustment in the fourth quarter of 2011 included an estimated reduction of $92,908 to the cost of products sold during the previous three quarters.  The adjustment in the fourth quarter of 2010 included an estimated reduction of $20,226 to the cost of products sold during the previous three quarters.

Revenue Recognition

Revenues include the selling price of party goods sold, net of sales tax, returns and discounts, and are recognized at the point of sale. We estimate returns based upon historical return rates and such amounts have not been significant.

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

The first non-compete agreement, from Party City and its affiliates, covered Massachusetts, Maine, New Hampshire, Vermont, Rhode Island, and Windsor and New London counties in Connecticut.  This non-compete agreement had an original estimated life of 60 months. The expiration date of this non-compete agreement was extended from August 7, 2011 to December 31, 2013 and the geographical scope of this non-compete agreement was expanded to include a part of Hartford County in Connecticut in conjunction with the Company’s agreement with Party City Corporation to take over a store previously operated by Party City Corporation in Manchester, Connecticut.  This non-compete agreement is subject to certain terms and conditions as set forth in the acquisition agreement for the purchase of the retail stores in 2006.

The second non-compete agreement was acquired in connection with our  purchase in January 2008 of two franchised party supply stores in Lincoln and Warwick, Rhode Island.  The acquired Rhode Island stores had been operated as Party City franchise stores, and were converted to iParty stores immediately following the closing. The second non-compete agreement, which has expired, covered Rhode Island for five years from the date of closing and within a certain distance from our stores in the rest of New England for three years. The second non-compete agreement had an estimated life of 60 months.

The occupancy valuations related to acquired retail store leases are for stores in Peabody, Massachusetts (estimated life of 90 months), Lincoln, Rhode Island (estimated life of 79 months) and Warwick, Rhode Island (estimated life of 108 months). Intangible assets also include legal and other transaction costs incurred related to the purchase of the Peabody, Lincoln and Warwick stores.

        Non-compete agreements are amortized based on the pattern of their expected cash flow benefits. Occupancy valuations are amortized on a straight line basis over the terms of the related leases.

Impairment of Long-Lived Assets

In connection with our ongoing long-lived asset assessment, we perform a review of each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  Our review considers store operating results, future sales growth and cash flows.  The conclusion regarding impairment may differ from current estimates if underlying assumptions or business strategies change.  During the fourth quarter of 2012, we determined that one of our retail stores was impaired due to underperforming sales.  As a result of this impairment, we recorded a charge of approximately $20,000 for the period ended December 29, 2012 to reduce to fair value the carrying value of the property and equipment utilized in this store. In addition, during the fourth quarter of 2011, we determined that one of our retail stores was impaired due to underperforming sales.  As a result of this impairment, we recorded a charge of approximately $26,000 for the period ended December 31, 2011 to reduce to fair value the carrying value of the property and equipment utilized in this store.  We are not aware of any impairment indicators for any of our remaining stores at December 29, 2012.

Income Taxes

Historically, we have not recognized an income tax benefit for our losses. Accordingly, we record a valuation allowance against our deferred tax assets because of the uncertainty of future taxable income and the realizability of the deferred tax assets.  In determining if a valuation allowance against our deferred tax asset is appropriate, we consider both positive and negative evidence.  The positive evidence that we considered included (1) we were profitable in 2010, 2009, 2007 and 2006, (2) we have achieved positive comparable store sales growth for seven out of the last ten years, (3) we were able to significantly reduce store and headquarters operating expenses in 2009, and (4) we were able to use federal net operating loss deductions in each tax year from 2002 through 2010.  The negative evidence that we considered included (1) we realized a net loss in 2005, 2008, 2011 and 2012, (2) our merchandise margins decreased in 2005 and 2006, and in each of the years 2008 through 2012, (3) our future profitability is vulnerable to certain risks, including (a) the risk that we may not be able to generate significant taxable income to fully utilize our federal net operating loss carryforwards of approximately $16.2 million at December 29, 2012, (b) the risk of unseasonable weather and other factors in a single geographic region, New England, where our stores are concentrated, (c) the risk of being so dependent upon a single season, Halloween, for a significant amount of annual sales and profitability and (d) the risk of fluctuating prices for petroleum products, which are a key raw material for much of our merchandise and which affect our freight costs and those of our suppliers and affect our customers’ spending levels and patterns, (4) the costs that opening or acquiring new stores will put pressure on our profit margins until these stores reach maturity, (5) the expected increasing costs of  regulatory compliance, will likely have a negative impact on our profitability, and (6) the risk that a continued, general or perceived slowdown in the U.S economy, or uncertainty as to the economic outlook, which the U.S. and world economies have recently experienced, could continue to reduce discretionary spending or cause a shift in consumer discretionary spending to other products.

Based on the balance of positive and negative evidence, we determined that a full valuation allowance is necessary to reduce the net deferred tax assets to the amount that will more likely than not be realized.  Should we determine that we will be able to realize our deferred tax assets in the future, an adjustment to our deferred tax assets would increase income in the period we made such a determination.

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

New Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Update No. 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  Update No. 2013-01 is effective for financial statements issued for fiscal years and interim periods beginning on or after January 1, 2013.  We do not expect the adoption of Update No. 2013-01 (Topic 210) to have a material effect on our consolidated financial statements.

In February 2013, FASB issued Update No. 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  Update No. 2013-02 is effective for financial statements issued for fiscal years and interim periods beginning on or after December 15, 2012.  Early adoption is permitted.  We do not expect the adoption of Update No. 2013-02 (Topic 220) to have a material effect on our consolidated financial statements.

Liquidity and Capital Resources

Our primary uses of cash are:

●	purchases of inventory, including purchases under our Supply Agreement with Amscan, as described more fully below;
●	occupancy expenses of our stores;
●	employee salaries; and
●	new and temporary store openings, including acquisitions.

Our primary sources of cash are:

●	cash from operating activities; and
●	debt under our Facility with Wells Fargo, as described more fully below.

Our prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, including store acquisitions and openings and our e-commerce site, finance inventory purchases, improve our infrastructure, respond to economic conditions, and meet contractual commitments.  Based on our current operating plan, we believe that anticipated revenues from operations and borrowings available under our line of credit will be sufficient to fund our operations, working capital requirements and capital expenditures through the next twelve months.  In the event that our operating plan changes due to changes in our strategic plans, lower-than-expected revenues, unanticipated expenses, increased competition, unfavorable economic conditions, declines in consumer confidence and spending, or other unforeseen circumstances, our liquidity may be negatively impacted.  If so, we could be required to adjust our expenditures for 2013 to conserve working capital or raise additional capital, possibly including debt or equity financing to fund operations and our business strategy.  Given the current state of the debt and equity markets and our existing capital structure, this could be difficult and expensive, and we might not be able to do so on terms acceptable to us.

Line of Credit

On October 14, 2011, we entered into the First Amendment (“Amendment”) to the Second Amended and Restated Credit Agreement (the “Facility”) with Wells Fargo, which was further amended on February 28, 2013.  The Facility continues the previous revolving line of credit in the amount of up to $12,500,000 and extends the maturity date for five years to October 14, 2016.  The Facility includes an option whereby we may increase the revolving line of credit up to a maximum level of $15,000,000. The amount of credit that is available from time to time under the Facility is determined as a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be required by Wells Fargo.

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

Our inventory consists of party supplies which are valued at the lower of weighted-average cost or market, which approximates FIFO (first-in, first-out) and are reduced or increased by adjustments including vendor rebates and discounts and freight costs.  Our Facility availability calculation allows us to borrow against “acceptable inventory at cost”, which is based on our inventory at cost and applies adjustments that Wells Fargo has approved, which may be different than adjustments we use for valuing our inventory in our financial statements, such as the adjustment to reserve for inventory shortage.  The amount of “acceptable inventory at cost” was approximately $16,788,051 at December 29, 2012.

Our accounts receivable consist primarily of credit card receivables and vendor rebates receivable.  Our Facility availability calculation allows us to borrow against “eligible credit card receivables”, which are the credit card receivables for the previous two to three days of business.  The amount of “eligible credit card receivables” was approximately $214,466 at December 29, 2012.

Our total borrowing base is determined by adding the “acceptable inventory at cost” times an agreed upon advance rate plus the “eligible credit card receivables” times an agreed upon advance rate but not to exceed our established credit limit, which was $12,500,000 at December 29, 2012.  Under the terms of the Facility, our $12,500,000 credit limit was further reduced by (1) a minimum availability block, (2) customer deposits, (3) gift certificates, (4) merchandise credits and (5) outstanding letters of credit. The amounts outstanding under the Facility were $5,764,312 at December 29, 2012 and $5,366,512 at December 31, 2011, an increase of $397,800. Our additional availability was $2,936,324 at December 29, 2012 and $3,129,457 at December 31, 2011.

The Facility has financial covenants that are limited to minimum availability and capital expenditures and contains various restrictive covenants, such as incurrence, payment or entry into certain indebtedness, liens, investments, acquisitions, mergers, dispositions and dividends.  Under the Facility, we are required to maintain a minimum availability of 7.5% of the credit limit; however, we may reduce the minimum excess availability to zero for a period of not more than sixty days in the aggregate during the period beginning February 28, 2013 and ending April 30, 2014. We may make the request to reduce the minimum availability twice during this period.

The Facility also requires us to limit our capital expenditures to within 110% of those amounts included in our business plan, which may be updated from time to time.  At December 29, 2012, we were in compliance with these financial covenants.

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

The Supply Agreement provides for penalties in the event we fail to attain the annual purchase commitment that would require us to pay Amscan the difference between the purchases for that year and the annual purchase commitment for that year. Under the terms of the Supply Agreement, the annual purchase commitment for any individual year can be reduced for orders placed by us but not filled by Amscan. Our purchases for 2009 fell short of the annual commitment by approximately $368,000, which unfilled commitment was rolled into 2010 and 2011. Our purchases for 2010 exceeded the minimum purchase amount commitments plus the 2009 short fall of $368,000. Our purchases for 2011 and 2012 also exceeded the minimum purchase amount commitments.  The Company is not aware of any reason that would prevent it from meeting the minimum purchase requirements for 2013.  Although we do not expect to incur any penalties under this Supply Agreement, if they were to occur, there could be a material adverse effect on our uses and sources of cash.

Operating, Investing and Financing Activities

Our operating activities provided $324,741 in 2012 compared to using $1,043,212 in 2011, an increase of $1,367,953.  The increase in cash provided by operating activities was primarily due to decreases in net working capital, mainly credit card receivables and prepaid expenses.

We used $1,055,716 in investing activities in 2012 compared to $910,782 in 2011, an increase of $144,934.  The cash invested in 2012 was primarily for fixtures and equipment for our new Plaistow, NH and Waltham, MA stores and point of sale register upgrades as well as existing store improvements.  The cash invested in 2011 was primarily for fixtures and equipment for our new Manchester, CT store, network infrastructure and point of sale register upgrades, and existing store improvements.

Financing activities provided $731,975 in financing activities in 2012 compared to $1,954,994 during 2011, a decrease of $1,223,019.  The decrease was primarily due to decreased net borrowings on the line of credit during 2012 compared to 2011.

Contractual Obligations

Contractual obligations at December 29, 2012 were as follows:

	Payments Due By Period
		Within	Within
	Within	2 - 3	4 - 5	After
	1 Year	Years	Years	5 Years	Total
Line of credit	$5,771,867				$5,771,867
Supply agreement	9,720,000				9,720,000
Operating leases (including retail space leases)	10,280,103	16,738,758	11,566,528	8,301,670	46,887,059
Total contractual obligations	$25,771,970	$16,738,758	$11,566,528	$8,301,670	$62,378,926

The outstanding balances under the Facility, or line of credit, are classified as current liabilities in the accompanying consolidated balance sheets since we are required to apply daily lock box receipts to reduce the amount outstanding.  In addition, at December 29, 2012, we had outstanding purchase orders totaling approximately $3,524,415 for the acquisition of inventory and non-inventory items that were scheduled for delivery after December 29, 2012.

Acquisitions

We operate in a largely un-branded market that has many small businesses.  As a result, we have considered growing our business through acquisitions of other entities, expanding and targeting the temporary Halloween store aspect of our business, opening new stores, relocating or consolidating existing stores, reviewing potential acquisition of other entities, and developing our e-commerce site.  On March 1, 2013, we announced that we had entered into a Merger Agreement with Party City pursuant to which we would be merged with and into Merger Sub and continue on as the surviving entity and a wholly-owned subsidiary of Party City.

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

 In 2012, we opened new retail locations in Plaistow, NH and Waltham, MA. In 2011, we acquired a store location in Manchester, CT that was previously operated by Party City Corporation. In January 2012, we closed our older store in the same Manchester, CT market.

Stockholder Rights Plan

On October 7, 2011, the Board of Directors of the Company adopted a new shareholder rights plan (the “Rights Plan”). The Rights Plan replaced the Company’s prior shareholder rights plan which expired on November 9, 2011.  Under the Rights Plan, each share of our capital stock outstanding at the close of business on November 9, 2011 and each share of our capital stock issued subsequent to that date has a right associated with it, such that each share of our common stock is entitled to one right and each share of our preferred stock is entitled to such number of rights equal to the number of common shares into which it is convertible.  The rights will become exercisable only in the event that, with certain exceptions, an acquiring party accumulates 10 percent or more of our outstanding voting stock or if a party publicly announces an offer to acquire 15 percent or more of our outstanding voting stock, which is not previously approved by our Board.  The rights expire on November 9, 2021.  When exercisable, each right entitles the holder to purchase from us one one-hundredth of a share of a new series of Series H junior preferred stock at an initial purchase price of $2.00, subject to adjustment.  In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either iParty Corp. stock or shares in an “acquiring entity” at half of market value.  We generally will be entitled to redeem the rights at $0.001 per right at any time until the tenth day following the acquisition by any person or group of 10 percent or more of our outstanding voting stock.  Until a right is exercised, the holder of a right will have no rights as a stockholder of iParty solely by virtue of being a rights holder, including, without limitation, the right to vote or receive dividends.  On March 1, 2013, we amended our Rights Plan with the purpose and intent of rendering the Rights Plan inapplicable to the Merger Agreement, the Merger, and any other transaction with Party City and its affiliates contemplated by the Merger Agreement, and to cause the Rights Plan to terminate immediately prior to the effective time of the Merger.

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

Geographic Concentration

We currently operate a total of 54 stores, 49 of which are located in New England and 5 of which are located in Florida. As a result, a severe or prolonged regional recession or regional changes in demographics, employment levels, population, weather patterns, real estate market conditions, consumer confidence and spending patterns or other factors specific to the New England region or in Florida may adversely affect us more than a company that is more geographically diverse.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)         Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer and the Chief Financial Officer of iParty (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 29, 2012, the end of the fiscal year to which this report relates, that iParty's disclosure controls and procedures: are effective to ensure that information required to be disclosed by iParty in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by iParty in such reports is accumulated and communicated to iParty's management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.  iParty’s disclosure controls and procedures were designed to provide a reasonable level of assurance of reaching iParty’s disclosure requirements and are effective in reaching that level of assurance.

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

Our management has assessed the effectiveness of its internal control over financial reporting as of December 29, 2012. This evaluation was based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”). Based on its assessment, our management concluded that our internal control over financial reporting was effective as of December 29, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

 (d)         Changes in Internal Controls.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended December 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

         The information required by this Item will be contained in our Definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, and is hereby incorporated by reference.

We have adopted a written code of business conduct and ethics that applies to all our directors, officers and employees, a copy of which is located on the Investor Relations page of our website which is located at www.iparty.com.  We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics on that same page of our website.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item will be contained in our Definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, and is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

         The information required by this Item will be  contained in our Definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, and is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item will be contained in our Definitive Proxy statement for our 2013 Annual Meeting of Stockholders, and is hereby incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by this Item will be contained in our Definitive Proxy statement for our 2013 Annual Meeting of Stockholders, and is hereby incorporated by reference.

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

Dated:   March 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ SAL PERISANO	Chairman of the Board and	March 29, 2013
Sal Perisano	Chief Executive Officer
(Principal Executive Officer)

/s/ DAVID ROBERTSON	Chief Financial Officer	March 29, 2013
David Robertson	(Principal Financial Officer and Principal
Accounting Officer)

/s/ DANIEL DEWOLF	Director	March 29, 2013
Daniel DeWolf

/s/ FRANK HAYDU	Director	March 29, 2013
Frank Haydu

/s/ JOSEPH VASSALLUZZO	Director	March 29, 2013
Joesph Vassalluzzo

/s/ MARTIN J. HERNON	Director	March 29, 2013
Martin J. Hernon

iPARTY CORP.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of iParty Corp.

We have audited the accompanying consolidated balance sheets of iParty Corp. as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iParty Corp. at December 29, 2012 and December 31, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 29, 2013

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED BALANCE SHEETS

	Dec 29, 2012	Dec 31, 2011
ASSETS
Current assets:
Cash	$64,650	$63,650
Restricted cash	480,816	819,604
Accounts receivable	821,903	1,377,234
Inventories	17,004,269	15,965,507
Prepaid expenses and other assets	1,646,950	1,415,780
Deferred income tax asset	-	46,762
Total current assets	20,018,588	19,688,537
Property and equipment, net	2,693,991	2,664,086
Intangible assets, net	327,329	626,900
Other assets	282,878	333,731
Deferred income tax asset	-	540,841
Total assets	$23,322,786	$23,854,095

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and book overdrafts	$6,829,864	$5,970,015
Accrued expenses	1,870,906	2,295,467
Current portion of capital lease obligations	-	4,613
Borrowings under line of credit	5,764,312	5,366,512
Total current liabilities	14,465,082	13,636,607

Long-term liabilities:
Deferred rent	1,507,732	1,504,973

Commitments and contingencies

Stockholders' equity:
Convertible preferred stock - $.001 par value; 10,000,000 shares authorized,
Series B convertible preferred stock - 1,150,000 shares authorized; 418,658 and 420,408 shares
issued and outstanding at December 29, 2012 and December 31, 2011, respectively (aggregate liquidation value of $8,373,160 at December 29, 2012)	6,229,631	6,255,671
Series C convertible preferred stock - 100,000 shares authorized, issued and outstanding
(aggregate liquidation value of $2,000,000 at December 29, 2012)	1,492,000	1,492,000
Series D convertible preferred stock - 250,000 shares authorized, issued and outstanding
(aggregate liquidation value of $5,000,000 at December 29, 2012)	3,652,500	3,652,500
Series E convertible preferred stock - 533,333 shares authorized; 296,666 shares issued
and outstanding (aggregate liquidation value of $1,112,497 at December 29, 2012)	1,112,497	1,112,497
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding
(aggregate liquidation value of $500,000 at December 29, 2012)	500,000	500,000
Total convertible preferred stock	12,986,628	13,012,668

Common stock - $.001 par value; 150,000,000 shares authorized; 24,431,204 and 24,408,594
shares issued and outstanding at December 29, 2012 and December 31, 2011, respectively	24,431	24,409

Additional paid-in capital	53,187,479	52,987,574
Accumulated deficit	(58,848,566)	(57,312,136)
Total stockholders' equity	7,349,972	8,712,515

Total liabilities and stockholders' equity	$23,322,786	$23,854,095

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the periods ended
	Dec 29, 2012	Dec 31, 2011	Dec 25, 2010
	52 weeks	53 weeks	52 weeks
Revenues	$79,094,317	$80,882,751	$81,291,429
Operating costs:
Cost of products sold and occupancy costs	48,787,267	49,147,010	49,023,399
Marketing and sales	24,450,968	25,509,559	24,927,511
General and administrative	6,619,978	6,834,443	6,852,763
Flood loss	-	398,751	-

Operating (loss) income	(763,896)	(1,007,012)	487,756

Change in fair value of warrant liability	70	17,247	13,275
Interest income	-	58	297
Interest expense	(184,854)	(305,588)	(249,492)

Income (loss) before income taxes	(948,680)	(1,295,295)	251,836

Income taxes (benefit)	587,750	19,343	(2,613)

Net income (loss)	$(1,536,430)	$(1,314,638)	$254,449

Income (loss) per share:
Basic and diluted	$(0.06)	$(0.05)	$0.01

The accompanying notes are an integral part of these Consolidated Financial Statements.

IPARTY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 26, 2009	1,220,125	$13,589,491	22,798,647	$22,799	$52,311,059	$(56,844,765)	$9,078,584

Issuance of common stock upon conversion of Series B convertible preferred stock	(36,250)	(539,400)	485,606	485	538,915	-	-
Other Series B Adjustments	(1,705)	(25,370)	-	-	25,370	-	-
Stock based compensation	-	-	-	-	250,423	-	250,423
Exercise of stock options	-	-	1,010,240	1,010	250,628	-	251,638
Change in fair value of warrants	-	-	-	-	(2,442)	-	(2,442)
Cumulative effect of warrant reclassification	-	-	-	-	(613,651)	592,818	(20,833)
Net income	-	-	-	-	-	254,449	254,449
Balance December 25, 2010	1,182,170	13,024,721	24,294,493	24,294	52,760,302	(55,997,498)	9,811,819

Issuance of common stock upon conversion of Series B convertible preferred stock	(810)	(12,053)	10,851	11	12,042	-	-
Stock based compensation	-	-	-	-	198,478	-	198,478
Exercise of stock options	-	-	103,250	104	23,999	-	24,103
Change in fair value of warrants	-	-	-	-	(7,247)	-	(7,247)
Net loss	-	-	-	-	-	(1,314,638)	(1,314,638)
Balance December 31, 2011	1,181,360	13,012,668	24,408,594	24,409	52,987,574	(57,312,136)	8,712,515

Issuance of common stock upon conversion of Series B convertible preferred stock	(1,750)	(26,040)	22,610	22	26,018	-	-
Stock based compensation	-	-	-	-	173,957	-	173,957
Exercise of stock options	-	-	-	-	-	-	-
Change in fair value of warrants	-	-	-	-	(70)	-	(70)
Net loss	-	-	-	-	-	(1,536,430)	(1,536,430)
Balance December 29, 2012	1,179,610	$12,986,628	24,431,204	$24,431	$53,187,479	$(58,848,566)	$7,349,972

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the periods ended
	Dec 29, 2012	Dec 31, 2011	Dec 25, 2010
	52 weeks	53 weeks	52 weeks
Operating activities:

Net income (loss)	$(1,536,430)	$(1,314,638)	$254,449
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	1,022,685	1,213,062	1,105,188
Amortization	337,157	378,251	757,366
Deferred rent	2,759	(12,184)	(12,100)
Deferred income taxes	587,603	(16,086)	(156,830)
Non cash stock based compensation expense	173,957	198,478	250,423
Loss on disposal of assets	3,127	34,432	-
Change in fair value of warrants	(70)	(17,247)	(13,275)
Changes in operating assets and liabilities:
Accounts receivable	555,331	(751,053)	62,325
Inventories	(1,038,762)	(1,014,574)	(1,902,829)
Prepaid expenses and other assets	(217,903)	(1,180,938)	(79,056)
Accounts payable and book overdrafts	859,849	1,397,867	687,085
Accrued expenses and other liabilities	(424,562)	41,418	(395,419)
Net cash (used in) provided by operating activities	324,741	(1,043,212)	557,327

Investing activities:
Purchase of property and equipment	(1,055,716)	(910,782)	(1,213,151)
Net cash used in investing activities	(1,055,716)	(910,782)	(1,213,151)

Financing activities:
Net borrowings under line of credit	397,800	2,264,299	575,231
Payments for financing costs	-	(121,319)	-
Principal payments on notes payable	-	-	(600,000)
Decrease (increase) in restricted cash	338,788	(202,862)	439,783
Principal payments on capital lease obligations	(4,613)	(9,227)	(9,228)
Proceeds from exercise of stock options	-	24,103	251,638
Net cash provided by financing activities	731,975	1,954,994	657,424

Net increase in cash	1,000	1,000	1,600

Cash, beginning of year	63,650	62,650	61,050

Cash, end of year	$64,650	$63,650	$62,650

Supplemental disclosure of non-cash financing activities:

Cumulative effect of reclassification of warrant from additional paid-in capital	$-	$-	$613,651

Conversion of Series B convertible preferred stock to common stock	$26,040	$12,053	$539,400

Disposal of assets	$67,319	$188,758	$28,168

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2012

1.  THE COMPANY:

Background

The Company's efforts are devoted to the sale of party goods through its retail stores and through its e-commerce web site.  At the end of fiscal 2012, the Company had 49 retail stores located throughout New England, with 5 additional stores located in Florida. In the third and fourth quarters of fiscal 2012, the Company opened new retail stores in Plaistow, NH and Waltham, MA, respectively. In January 2012, the Company reopened its store in West Lebanon, New Hampshire, which had been closed since August 28, 2011 due to Tropical Storm Irene. The Company licensed its e-commerce business to a third party in exchange for royalties under a license agreement which was terminated in August 2010. The Company continued to operate an informational web site only thereafter until July 2011, when the Company re-launched its newly redesigned e-commerce site with a full assortment of costume and related merchandise for purchase and shipping via the Internet.  In fiscal 2012, the Company expanded its product offerings on the e-commerce site to include adult birthday, kids birthday, graduation and other merchandise categories. The Company also uses its Internet site to highlight the changing store product assortment and to feature sales flyers, promotions and coupons to increase customer visits to its retail stores.

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

The Company’s fiscal years ended December 29, 2012, December 31, 2011 and December 25, 2010, consisted of 52 weeks, 53 weeks and 52 weeks, respectively.

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

In the third and fourth quarters of fiscal 2012, the Company opened new retail stores in Plaistow, NH and Waltham, MA.

The Company temporarily closed its West Lebanon, New Hampshire store on August 28, 2011 due to damage from severe flooding of the Connecticut River caused by Tropical Storm Irene.  The Company repaired the flood damage and reopened the store in January 2012.

On December 30, 2010, iParty and its wholly-owned subsidiary, iParty Retail Stores Corp., agreed with Party City Corporation, an affiliate of Amscan, Inc. (“Amscan”) the Company’s largest supplier, to take over a location previously operated by Party City Corporation in Manchester, CT on March 1, 2011.  As part of the store takeover, the Company and Party City Corporation entered into an amendment to the Asset Purchase Agreement dated August 7, 2006, to extend the term of the non-compete provisions with Party City Corporation and its affiliates contained in the Asset Purchase Agreement from August 7, 2011 until December 31, 2013 and to include a three mile radius around the Manchester, CT location as part of the restricted area in the non-compete provisions.

On October 14, 2011, the Company and its wholly-owned subsidiary, iParty Retail Stores Corp., as borrowers, and Wells Fargo Bank, National Association (successor by merger to Wells Fargo Retail Finance, LLC) (“Wells Fargo”), as administrative agent and collateral agent, entered into the First Amendment (the “Amendment”) to the Second Amended and Restated Credit Agreement (the “Facility”). The Amendment continues the Facility in the amount of up to $12,500,000 and extends the maturity date of the Facility to October 14, 2016.  The Facility also allows the Company to increase the Facility up to a maximum level of $15,000,000.  The amount of credit that is available from time to time under the Facility continues to be determined as a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be required by Wells Fargo. The Company’s obligations under the Facility, as amended, continue to be secured by a lien on substantially all of the personal property of the Company and its wholly owned subsidiary. As of December 29, 2012, there was $5,764,312 outstanding under the line of credit with additional availability of $2,936,324, which, combined with cash flow from operations, the Company believes to be sufficient to fund its operations, working capital requirements, and capital expenditures for the next twelve months.

2.  SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary after elimination of all significant intercompany transactions and balances.

Revenue Recognition

Revenues include the selling price of party goods sold, net of sales tax, returns and discounts, and are recognized at the point of sale. The Company estimates returns based upon historical return rates and such amounts have not been significant to date.

Concentrations

The Company purchases its inventory from a diverse group of vendors.  Seven suppliers accounted for approximately 48.9% of the Company’s purchases of merchandise for 2012, but the Company does not believe that it is overly dependent upon any single source for its merchandise, often using more than one vendor for similar kinds of products.  The Company entered into a Supply Agreement with its largest supplier, Amscan, Inc. (“Amscan”) on August 7, 2006. Beginning with calendar year 2008, the Supply Agreement requires the Company to purchase on an annual basis merchandise equal to the total number of stores open, excluding temporary stores, during such calendar year, multiplied by $180,000.  The Supply Agreement provides for penalties in the event the Company fails to attain the annual purchase commitment that would require the Company to pay the difference between the purchases for that year and the annual purchase commitment for that year.  Under the terms of the Supply Agreement, the annual purchase commitment for any individual year can be reduced for orders placed by the Company but not filled within a specified time period by the supplier.  The Company’s purchases for 2009 fell short of the required annual commitment by approximately $368,000.  The supplier agreed to allow the Company to roll over any shortfall for the year 2009 into future years’ requirements. The Company’s purchases in 2010 exceeded the minimum purchase requirements for that year in addition to the 2009 shortfall.  The Company’s purchases in 2012 and 2011 exceeded the minimum purchase requirements for those years.  The Company is not aware of any reason that would prevent it from meeting the minimum purchase requirements during the remaining term of the Supply Agreement.

On December 30, 2010, the Company and Amscan agreed to extend the original expiration date of the Supply Agreement from the original expiration date of December 31, 2012 to December 31, 2013.  In addition, on December 30, 2010, the Company agreed with Party City Corporation to take over a location previously operated by Party City Corporation in Manchester, Connecticut on March 1, 2011.  As part of the store takeover, the Company entered into an amendment to the Asset Purchase Agreement dated August 7, 2006 with Party City Corporation to extend the term of the non-compete provisions with Party City Corporation and its affiliates contained in the Asset Purchase Agreement from August 7, 2011 until December 31, 2013 and to include a three mile radius around the Manchester, Connecticut location as part of the restricted area in the non-compete provisions.

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

Cash and Restricted Cash

The Company uses controlled disbursement banking arrangements as part of its cash management program.  Outstanding checks, which were included in accounts payable and book overdrafts, totaled $2,378,404 at December 29, 2012 and $2,000,025 at December 31, 2011.

Restricted cash represents funds on deposit established for the benefit of and under the control of Wells Fargo, the Company’s lender under its line of credit, and constitutes collateral for amounts outstanding under this line.

Fair Value of Financial Instruments

The carrying values of cash , accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments.  The fair value of borrowings under the Company’s Facility approximates the carrying value because the debt bears interest at a variable market rate.  The fair value of the capital lease obligations approximates the carrying value.  The fair value at December 25, 2010 of the warrants issued in 2006 was determined by using the Black-Scholes model (implied volatility of 40%, risk free rate of 0.2388% and expected life of 0.7233 years) after considering a probability weighted scenario in which the warrant exercise price adjustment scenario was deemed remote.  These warrants expired on September 15, 2011. The fair value at December 29, 2012 of the warrants issued in 2008 was determined by using the Black-Scholes model (implied volatility of 142.39%, risk free rate of 0.01% and expected life of 0.16 years).

Inventories

Inventories consist of party supplies and are valued at the lower of moving weighted-average cost or market which approximates FIFO (first-in, first-out).  The Company records vendor rebates, discounts and certain other adjustments to inventories, including freight costs, and these amounts are recognized in the income statement as the related goods are sold.

Advertising

Advertising costs are expensed upon first showing.  Advertising costs amounted to $2,231,810, $2,377,742 and $2,471,391, for the years ended December 29, 2012, December 31, 2011, and December 25, 2010, respectively.

Deferred Rent

Certain operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreements using the straight-line method.  Deferred rent was $1,507,732 at December 29, 2012, and $1,504,973 at December 31, 2011.

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

The following table sets forth the computation of net income (loss) per basic and diluted share available to common stockholders:

	2012	2011	2010
Common shares	$(1,536,430)	$(1,314,638)	$154,126
Convertible preferred Series B-F	-	-	100,323
Net income (loss)	$(1,536,430)	$(1,314,638)	$254,449

Net income (loss) per share
Basic	$(0.06)	$(0.05)	$0.01
Diluted	$(0.06)	$(0.05)	$0.01

Weighted-average shares outstanding:
Common shares - basic	24,418,004	24,386,220	23,170,174
Common share equivalents of Series B-F convertible preferred stock	-	-	15,081,714
If - converted weighted-average shares outstanding	24,418,004	24,386,220	38,251,888

Common share equivalents of "in the money" stock options	-	-	1,029,364
Common share equivalents of "in the money" warrants	-	-	-
Diluted weighted-average shares outstanding	24,418,004	24,386,220	39,281,252

The common stock equivalents of Series B-F convertible preferred stock calculated on an if converted basis totaled 14,499,077  shares for the fiscal year ended December 29, 2012. These share amounts have been excluded from net loss per share since their impact would have been anti-dilutive.

The common share equivalents of “out of the money” stock options and warrants which were excluded from the computation of net income (loss) per diluted share available to common stockholders were 6,047,818 and  100,000 in 2012, 5,727,819 and 100,000 in 2011, 4,643,536 and 2,183,334 in 2010, respectively.

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

The stock based compensation expense recognized by the Company was:

	2012	2011	2010
Stock Based Compensation Expense	$173,957	$198,478	$250,423

Stock based compensation expense is included in general and administrative expense and had no impact on cash flow from operations or cash flow from financing activities for the years ended December 29, 2012, December 31, 2011, or December 25, 2010.

On May 27, 2009, the Company’s stockholders approved a new equity incentive plan entitled the 2009 Stock Incentive Plan (the “2009 Plan”).  The Company no longer grants equity awards under its former equity incentive plan,  the Amended and Restated 1998 Incentive and Nonqualified Stock Option Plan (the “1998 Plan” and with the 2009 Plan, the “Plans”).

Under the Company’s Plans, options to acquire shares of common stock may be granted to officers, directors, key employees and consultants.  Under the 2009 Plan, the exercise price for qualified incentive options and non-qualified options cannot be less than the fair market value of the stock on the grant date, as determined by the Company’s Board of Directors. In addition, under the 2009 Plan, other stock-based and performance awards may be granted to officers, directors, key employees and consultants, including stock appreciation rights, restricted stock, and restricted stock units. Under the Plans, a combined total of 11,000,000 shares of common stock or other stock based awards may be granted.  To date, the Company has only issued options for shares under its Plans, which have been granted to employees, directors and consultants of the Company at fair market value at the date of grant.  Of the options that have been issued, options for 1,548,751 shares have been exercised and options for 7,631,745 shares remain outstanding at December 29, 2012.  Generally, employee options become exercisable over periods of up to four years, and expire ten years from the date of grant.

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

On April 1, 2010, in accordance with the related provisions of new employment contracts executed as of that date, options to purchase 720,000 shares of common stock granted on May 27, 2009 to the Company’s Chief Executive Officer and Senior Vice President – Merchandising and Marketing were accelerated and became fully vested.  The acceleration of the options resulted in immediate recognition of expense in the amount of $48,204. In addition, on July 1, 2010, the Company granted options for the purchase of 675,000 shares of common stock to these two executives, pursuant to their new employment contracts, at an exercise price of $0.27 per share.  One-third of each of these executives’ options vested on July 1, 2010, the grant date, with the remaining options vesting as to one third on each of the next two grant date anniversaries.  The fair value using the Black-Scholes option pricing model of the July 1, 2010 executive options was $0.22 per share.

The weighted average fair value of the options at the date of the grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2012	2011	2010
Risk-free interest rate	0.98%	0.76%	2.00%
Expected volatility	118.6%	114.2%	109.2%
Weighted average expected life (in years)	5.70	5.27	6.00
Expected dividends	0.00%	0.00%	0.00%

The total fair value of shares vested during 2012 was $191,692.  The remaining unrecognized stock based compensation expense related to unvested awards at December 29, 2012 was $168,572 and the period of time over which this expense will be recognized is 1.49 years.

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

The first non-compete agreement, from Party City Corporation and its affiliates, originally covered Massachusetts, Maine, New Hampshire, Vermont, Rhode Island, and Windsor and New London counties in Connecticut, and was to expire in 2011.  This non-compete agreement had an original estimated life of 60 months. On December 30, 2010, the Company executed an agreement with Party City Corporation to take over  a location previously operated by Party City Corporation in Manchester, Connecticut.  Under that agreement, the term of the earlier non-compete was extended to December 31, 2013 and the non-compete area was amended to include a three mile radius around the Manchester store.  The second non-compete agreement was acquired in connection with the Company’s purchase in January 2008 of the two franchised party supply stores in Lincoln and Warwick, Rhode Island. This non-compete, which has expired, covered Rhode Island for five years from the date of closing and within a certain distance from the Company’s stores in the rest of New England for three years. The second non-compete agreement had an estimated life of 60 months. Both non-compete agreements are subject to certain terms and conditions in their respective acquisition agreements.

The occupancy valuations relate to acquired retail store leases for stores in Peabody, Massachusetts (estimated life of 90 months), Lincoln, Rhode Island (estimated life of 79 months) and Warwick, Rhode Island (estimated life of 108 months). Intangible assets also include legal and other transaction costs incurred related to the purchase of the Peabody, Lincoln and Warwick stores.

Intangible assets as of December 29, 2012 and December 31, 2011 were:

	Dec 29, 2012	Dec 31, 2011
Non-compete agreement	$2,358,540	$2,358,540
Lease valuation	944,716	944,716
Other	157,855	157,855

Intangible assets	3,461,111	3,461,111

Less: accumulated amortization	(3,133,782)	(2,834,211)

Intangible assets, net	$327,329	$626,900

Non-compete agreements are amortized based on the pattern of their expected cash flow benefits.  Occupancy valuations are amortized on a straight line basis over the terms of the related leases.  Amortization expense for these intangible assets was $299,571 in 2012, $307,577 in 2011, and $672,108 in 2010, respectively.  The non-compete agreement amortization expense is included in general and administrative expense on the Consolidated Statements of Operations.  The lease valuation amortization expense is included in cost of goods sold and occupancy costs.

Future amortization expense related to these intangible assets as of December 29, 2012:

Year	Amount
2013	204,566
2014	55,653
2015	33,555
2016	33,555
Total	$327,329

Accounting for the Impairment of Long-Lived Assets

The Company reviews each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  The Company’s review considers store operating results, future sales growth and cash flows. In 2011, the Company determined that one of its retail stores was impaired due to underperforming sales.  As a result of this impairment, a charge of approximately $26,000 was recorded to reduce to fair value ($0) the remaining carrying value of the property and equipment  utilized in this store. In 2012, the Company determined that another one of its retail stores was impaired due to underperforming sales.  As a result of this impairment, a charge of approximately $20,000 was recorded to reduce to fair value ($0) the remaining carrying value of the property and equipment utilized in this store.  The Company is not aware of any impairment indicators for any of its remaining stores at December 29, 2012.

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – observable inputs other than quoted prices in active markets for identical assets or liabilities

Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions

The only assets and liabilities subject to fair value measurement standards at December 29, 2012 and December 31, 2011 are cash and restricted cash which are based on Level 1 inputs, and the warrant liability which was based on Level 2 inputs.

New Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Update No. 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  Update No. 2013-01 is effective for financial statements issued for fiscal years and interim periods beginning on or after January 1, 2013.  The Company does not expect the adoption of Update No. 2013-01 (Topic 210) to have a material effect on their consolidated financial statements.

In February 2013, FASB issued Update No. 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  Update No. 2013-02 is effective for financial statements issued for fiscal years and interim periods beginning on or after December 15, 2012.  Early adoption is permitted. The Company does not expect the adoption of Update No. 2013-02 (Topic 220) to have a material effect on their consolidated financial statements.

Reclassifications

Certain amounts within the consolidated financial statements have been reclassified in the prior years to conform to the current year presentation.

3.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	Dec 29, 2012	Dec 31, 2011
Leasehold improvements	$4,733,569	$4,257,533
Furniture and fixtures	3,706,029	3,438,953
Equipment under capital leases	1,270,794	1,308,665
Computer hardware and software	2,714,950	2,480,328
Equipment	806,116	757,579

Property and equipment	13,231,458	12,243,058
Less accumulated depreciation	(10,537,467)	(9,578,972)

Property and equipment, net	$2,693,991	$2,664,086

The depreciation expense related to property and equipment at December 29, 2012, December 31, 2011 and December 25, 2010 was $1,022,685, $1,213,062, $1,105,188, respectively.

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

The original cost of assets under capital leases was $1,270,794 at December 29, 2012 and $1,308,665 at December 31, 2011.  The accumulated amortization of assets under capital leases at December 29, 2012 and December 31, 2011 was $1,270,794 and $1,304,164 , respectively.  Upon expiration of a lease for office equipment, the company disposed of  leased equipment in  2012 in the amount of $37,871.  The amortization related to those assets under capital lease is included in depreciation expense.

At December 29, 2012, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year were as follows:

Year	Operating
2013	$10,280,103
2014	9,097,165
2015	7,641,594
2016	6,259,384
2017	5,307,144
Thereafter	8,301,669
Total future minimum lease payments	$46,887,059

The Company’s rental expense under operating leases amounted to $10,578,723 in 2012, $10,276,490 in 2011 and $9,910,881 in 2010.  Included in these amounts are contingent rentals totaling $111,695 in 2012, $84,145 in 2011 and $96,235 in 2010.

5.  INCOME TAXES:

A reconciliation of the effective income tax rate with the federal statutory rate is as follows:

	2012	2011	2010
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	-9.4%	1.5%	25.8%
Permanent differences	-6.9%	-5.7%	33.8%
Charge for valuation allowance	-79.6%	-4.6%	-52.7%
Net operating loss deduction and other	0.0%	-26.7%	-41.9%
Effective tax rate	-61.9%	-1.5%	-1.0%

The Company’s provision for state taxes differs from the average statutory rate net of federal tax benefit because of permanent and temporary differences, for which valuation allowances have been provided, between taxable and book income, including amounts associated with stock based compensation expense, depreciation, and note payable discount amortization.

Deferred tax assets consist of the following:

	2012	2011
Net operating loss carryforwards	$5,534,750	$5,669,978
Inventory	887,618	534,002
Deferred rent	591,488	590,413
Accrued compensation	68,779	70,840
Alternative minimum credit carryforward	25,101
Accrued expenses	-	1,468
Intangible assets	692,403	665,410
Deferred compensation	64,277	55,737
Charitable contribution carryforward	4,315	-
Gift cards and store credits	68,409	60,634
Property and equipment	959,481	732,295
Total deferred tax asset	8,896,621	8,380,777
Less valuation allowance	(8,896,621)	(7,793,174)
Net deferred tax asset	$-	$587,603

 A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence , it is more likely than not that some portion of the deferred tax assets will not be realized.  After consideration of the available evidence, both positive and negative, the Company has determined that a full valuation allowance at December 29, 2012 of  $8.9 million is necessary to reduce the net deferred tax assets to the amount that will more likely than not be realized.  The Company provided a partial valuation allowance at December 29, 2011 of $7.8 million based on the weight of the evidence available at that time.  The Company’s determination of a full valuation allowance at December 29, 2012 was impacted by the Company’s cumulative three year pre-tax loss position as of December 29, 2012.

The significant components of income tax expense (benefit) are as follows:

	Year Ended
	Dec 29, 2012	Dec 31, 2011	Dec 25, 2010

Current:
Federal	$-	$6,057	$19,224
State	147	29,372	134,993
Total current tax expense	147	35,429	154,217

Deferred
Federal	(412,258)	(352,548)	161,393
State	(103,587)	(100,803)	(64,799)
Total deferred tax expense	(515,845)	(453,351)	96,594

Increase (decrease) in valuation allowance	1,103,448	437,265	(253,424)

Net deferred tax expense (benefit)	587,603	(16,086)	(156,830)

Total income taxes (benefit)	$587,750	$19,343	$(2,613)

In 2012, the Company generated approximately $387,270 of net operating loss carryforwards and generated approximately $99,316 in 2011.

As of December 29, 2012, the Company has estimated federal net operating loss carryforwards of approximately $16.2 million, which begin to expire in 2020.  In accordance with Section 382 of the Internal Revenue Code, the use of some of these carryforwards may be subject to annual limitations based upon ownership changes of the Company’s stock which may have occurred or that may occur.

The Company made cash payments for state income taxes of $30,007 in 2012, $203,182  in 2011, and $361,300 in 2010.  The Company did not make any cash payments for federal income taxes in 2012.  The Company made cash payments for federal income taxes of $23,766 in 2011, and $49,584 in 2010.

At December 29, 2012 and December 31, 2011, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were $2,466 for the year ended December 25, 2010.

Tax years 2009 through 2012 are subject to examination by the federal and state taxing authorities. The 2007 federal income tax examination has been completed.

6.  RELATED PARTY TRANSACTIONS:

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

On June 6, 2012, the Company’s Board of Directors approved the payment of up to $61,800 to Joseph Vassalluzzo, a Director of the Company, for services as a part-time consultant for a one-year period.  As of December 29, 2012, $46,350 had been earned and paid.

7. LINE OF CREDIT:

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

On February 28, 2013, the Company and its wholly owned subsidiary entered into the Second Amendment to the Facility. Under the Facility, the Company must maintain a minimum excess availability of 7.5% of the credit limit.  The Second Amendment allows the Company to request that the minimum excess availability be reduced to zero for a period of not more than sixty days in the aggregate during the period beginning February 28, 2013 and ending April 30, 2014. The Company may make the request twice during this period.

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

The Facility includes a financial covenant requiring the Company to maintain a minimum availability under the line of 7.5% of the credit limit, except for the period from January 1, 2012 through April 30, 2012, during which period the minimum availability was zero, and, under the terms of the Second Amendment to the Facility, for up to a sixty day period for the period February 28, 2013 through April 30, 2014 during which sixty day period the minimum availability is zero.  At the current credit limit of $12,500,000, the minimum availability is $937,500.  The Facility also has a covenant that requires the Company to limit its capital expenditures to within 110% of those amounts included in its business plan, which may be updated from time to time.  For fiscal years ended December 29, 2012 and December 31, 2011, the Company was in compliance with all debt covenants.  The Agreement also includes a 0.375% unused line fee.  The line generally prohibits the payment of any dividends or other distributions to any of the Company’s classes of capital stock.

The amounts outstanding under the Facility as of December 29, 2012 and December 31, 2011 were $5,764,312 and $5,366,512, respectively.  The interest rate on these borrowings was 2.8% at December 29, 2012 and  2.8% at December 31, 2011.  The outstanding balances under the Facility are classified as current liabilities in the accompanying consolidated balance sheets since the Company is required to apply daily lock box receipts to reduce the amount outstanding.  At December 29, 2012, the Company had $2,936,324 of additional availability under the Facility.

8.  PREFERRED STOCK:

The following table summarizes the changes in the number of shares of convertible preferred stock during the past two years:

	Shares		Shares		Shares
	Issued	Conversions	Issued	Conversions	Issued
	and	to	and	to	and
	Outstanding	Common	Outstanding	Common	Outstanding
	as of 12/29/12	Stock	as of 12/31/11	Stock	as of 12/25/10
Series B convertible preferred stock	418,658	(1,750)	420,408	(810)	421,218
Series C convertible preferred stock	100,000	-	100,000	-	100,000
Series D convertible preferred stock	250,000	-	250,000	-	250,000
Series E convertible preferred stock	296,666	-	296,666	-	296,666
Series F convertible preferred stock	114,286	-	114,286	-	114,286
Total	1,179,610	(1,750)	1,181,360	(810)	1,182,170

Series B Convertible Preferred Stock

The shares of Series B convertible preferred stock are immediately convertible into 5,409,061 shares of common stock on a 1.000 to 12.920 ratio at December 29, 2012, and carry an aggregate liquidation value of $8,373,160 (equivalent to $1.548 per common share issuable upon conversion) at December 29, 2012.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Certificate of Incorporation, as amended, at a price below the conversion price.  The Series B convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the Company consummates a secondary public offering resulting in gross proceeds to the Company of at least $10,000,000.

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

Series C Convertible Preferred Stock

The shares of Series C convertible preferred stock are immediately convertible into 1,315,800 shares of common stock on a 1.000 to 13.158 ratio at December 29, 2012, and carry an aggregate liquidation value of $2,000,000 (equivalent to $1.520 per common share issuable upon conversion) at December 29, 2012.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Certificate of Incorporation, as amended, at a price below the conversion price.  The Series C convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the Company consummates a secondary public offering resulting in gross proceeds to the Company of at least $10,000,000.

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

Series D Convertible Preferred Stock

The shares of Series D convertible preferred stock are immediately convertible into 3,516,250 shares of common stock on a 1.000 to 14.065 ratio at December 29, 2012, and carry an aggregate liquidation value of $5,000,000 (equivalent to $1.422 per common share issuable upon conversion) at December 29, 2012.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Certificate of Incorporation, as amended, at a price below the conversion price.  The Series D convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the Company consummates a secondary public offering resulting in gross proceeds to the Company of at least $10,000,000.

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

Series E Convertible Preferred Stock

The shares of Series E convertible preferred stock are immediately convertible into 3,073,163 shares of common stock on a 1.000 to 10.359 ratio at December 29, 2012, and carry an aggregate liquidation value of $1,112,497 (equivalent to $0.362 per common share issuable upon conversion) at December 29, 2012.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Certificate of Incorporation, as amended, at a price below the conversion price.  The Series E convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the average closing bid price of the common stock equals or exceeds $10.00 per share for 20 days within any 30-day period.

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

Series F Convertible Preferred Stock

The shares of Series F convertible preferred stock are immediately convertible into 1,184,803 shares of common stock on a 1.000 to 10.367 ratio at December 29, 2012, and carry an aggregate liquidation value of $500,000 (equivalent to $0.422 per common share issuable upon conversion) at December 29, 2012.  With certain exceptions, the conversion price will be adjusted on a weighted-average basis in the event the Company issues common stock or certain rights, including option activity in excess of certain amounts, to purchase or convert into common stock as defined in the Company’s Certificate of Incorporation, as amended, at a price below the conversion price.  The Series F convertible preferred stock will automatically convert into common stock at the conversion price then in effect in the event the average closing bid price of the common stock equals or exceeds $10.00 per share for 20 days within any 30-day period.

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

Highbridge Warrant Anti-Dilution Shares

On September 15, 2006, the Company entered into a Securities Purchase Agreement pursuant to which it raised $2.5 million through a combination of subordinated debt and warrant issued on September 15, 2006 to Highbridge, an institutional accredited investor.  Under the terms of the financing, the Company issued Highbridge a warrant (the “Highbridge Warrant”) exercisable through September 15, 2011 for 2,083,334 shares of its common stock at an exercise price of $0.475 per share, or 125% of the closing price of the Company’s common stock on the day immediately prior to the closing of the transaction.  The issuance of the Highbridge Warrant triggered certain anti-dilution adjustment provisions of the Company’s Series B, C, and D convertible preferred stock.  Upon the expiration of the Highbridge Warrant on September 15, 2011, the conversion prices of the Series B, C, and D convertible preferred stock were recomputed to reflect the reversal of the anti-dilution adjustment calculated at the warrant’s issuance in 2006. As a result, the outstanding shares of these series of preferred stock are now convertible into approximately 385,514 fewer shares of common stock.  The expiration of the Highbridge Warrant had no impact on the Series E or F convertible preferred stock or any of the other outstanding warrants.

Accretion of Dividends in the Event of Liquidation

The carrying values of Series B through F convertible preferred stock have been determined based on their fair market values at the original dates of issuance.  In certain cases, warrants were issued to which the Company allocated value and included in additional paid in capital.  Should such a liquidation event occur, the difference between the carrying value of the convertible preferred stock and their liquidation value will be accreted.  This amount was $3,999,029 on December 29, 2012.

9.  WARRANTS:

At December 29, 2012, there were warrants outstanding which were exercisable for 100,000 shares of the Company’s common stock.  These warrants were issued in connection with a professional service contract. On September 15, 2011, the Highbridge Warrant expired unexercised.

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

Upon the expiration of the Highbridge Warrant on September 15, 2011, the conversion prices of the Series B, C, and D convertible preferred stock were recomputed to reflect the reversal of the anti-dilution adjustment calculated at the warrant’s issuance in 2006.  The expiration of the Highbridge Warrant had no impact on the conversion prices of the the Series E or F convertible preferred stock or any of the other outstanding warrants.

Booke and Company Warrant

On February 28, 2008, the Company entered into an agreement with Booke and Company, Inc. for investor relations services. In connection with that agreement, the Company issued warrants to purchase 100,000 shares of its common stock at an exercise price of $1.50 per share. The warrants expire on February 28, 2013. The Company determined the fair value of the 2008 warrants to be $0.00 at December 29, 2012 by using the Black-Scholes model (volatility of 142.39%, risk free rate of 0.01% and expected  life of 0.16 years). The fair value of the 2008 warrants was amortized over their vesting period of one year.

The following table summarizes the Company’s outstanding warrants at December 29, 2012:

Shares Issuable	Exercise Price	Expiration Date
100,000	$1.50	02/28/13

10.  STOCK OPTION PLANS:

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

A summary of the Company’s stock options is as follows:

	Number of
	Shares of	Weighted
	Common Stock	Average
	Underlying	Exercise	Price
	Stock Options	Price	Range
Outstanding - December 31, 2011	7,542,459	$0.41	$0.07	-	$1.33
Granted	753,400	0.15	0.14	-	0.20
Expired/Forfeited	(664,114)	0.33	0.21	-	1.06
Exercised	-	-	-	-	-

Outstanding - December 29, 2012	7,631,745	0.39	0.07	-	1.33

Exercisable - December 29, 2012	6,627,301	$0.42	$0.07	-	$1.33

Available for grant - December 29, 2012	1,819,504

The following table summarizes information for options outstanding and exercisable at December 29, 2012:

			Outstanding			Exercisable
			Number of	Weighted
			Shares of	Average	Weighted	Number	Weighted
			Common Stock	Remaining	Average	of	Average
			Underlying	Life	Exercise	Stock	Exercise
Price Range			Stock Options	(Years)	Price	Options	Price
$0.07	-	$0.20	2,038,760	7.32	$0.12	1,500,813	$0.11
0.21	-	0.30	2,157,507	4.95	0.28	1,737,927	0.28
0.31	-	0.50	1,640,570	4.36	0.42	1,593,653	0.42
0.51	-	1.00	1,761,908	1.58	0.81	1,761,908	0.81
$1.01	-	$1.33	33,000	0.99	1.13	33,000	1.13
Total			7,631,745	4.66	$0.39	6,627,301	$0.42

The Company has reserved 22,230,822 shares of common stock for issuance in connection with the conversion of convertible preferred stock (14,499,077 shares), the exercise of warrants (100,000 shares) and the exercise of stock options (7,631,745 shares).

11. STOCKHOLDER RIGHTS PLAN:

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

12.  PROFIT SHARING 401(k) PLAN:

The iParty 401(k) Plan is a qualified profit sharing plan covering substantially all of its employees.  Contributions to this plan are at the discretion of the Board of Directors.  The Company’s expense, including matching contributions and any discretionary amounts, was $27,875 in 2012, $193,869 in 2011, and $174,584 in 2010.

13.  SEGMENT REPORTING:

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

14.  SUBSEQUENT EVENTS:

On February 28, 2013, the Company and its wholly owned subsidiary, iParty Retail Stores Corp., as borrowers (together, the “Borrowers”), entered into that certain Second Amendment (the “Amendment”) to the Second Amended and Restated Credit Agreement (the “Credit Facility”) by and among the Borrowers and Wells Fargo Bank, National Association, as administrative agent and collateral agent (“Wells Fargo”) dated February 28, 2013. Under the Credit Facility, the Company must maintain a minimum excess availability of 7.5%.  The Amendment allows the Company to request that the minimum excess availability be reduced to zero for a period of not more than sixty days in the aggregate during the period beginning February 28, 2013 and ending April 30, 2014. The Company may make the request twice during this period.

On March 1, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Party City Holdings Inc., a Delaware corporation (“Party City”), and Confetti Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Party City (“Merger Sub”).  Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company being the surviving corporation, becoming a wholly-owned subsidiary of Party City (the "Merger") and (i) each share of Common Stock of the Company (the "Common Stock") will be converted into the right to receive $0.45; (ii) each share of Series B Convertible Preferred Stock of the Company (the "Series B Stock") will be converted into the right to receive 100% of its liquidation preference of $20.00 per share; (iii) each share of Series C Convertible Preferred Stock of the Company (the "Series C Stock") will be converted into the right to receive 100% of its liquidation preference of $20.00 per share; (iv) each share of Series D Convertible Preferred Stock of the Company (the "Series D Stock") will be converted into the right to receive 100% of its liquidation preference of $20.00 per share; (v) each share of Series E Convertible Preferred Stock of the Company (the "Series E Stock") will be converted into the right to receive the greater of: (A) 100% of its liquidation preference of $3.75 per share and (B) $0.45 per each Series E Common Equivalent Share, which is currently set at 10.359 shares of Common Stock for each share of Series E Stock or $4.66 per share of Series E Stock, and; (vi) each share of Series F Convertible Preferred Stock of the Company (the "Series F Stock", and collectively with the Series B Stock, Series C Stock, Series D Stock and Series E Stock, the "Preferred Stock") will be converted into the right to receive the greater of (A) 100% of its liquidation preference of $4.375 per share and (B) $0.45 per each Series F Common Equivalent Share, which is currently set at 10.367 shares of Common Stock for each share of Series F  Stock or $4.67 per share of Series F Stock (collectively, the "Merger Consideration"), in each case, payable net to the selling stockholders in cash, without interest thereon, and less any required withholding taxes.

In addition, at the effective time, each outstanding and unexercised option under the Company’s equity incentive plans (the “Company Options”) will become fully vested, and will be terminated and converted into the right to receive a cash payment equal to (i) the positive difference, if any, between $0.45 and their respective exercise prices multiplied by (ii) the total number of shares of Common Stock subject to such option or other right.

The Merger Agreement contains certain termination rights for the Company and Party City, including if the Merger is not consummated by 12:00 a.m. (Eastern Time) on August 1, 2013. Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay Party City a termination fee  and/or expenses that are reasonably documented and actually incurred, in an amount that is reasonable in the circumstances of the transaction, and that, in any event, does not exceed $750,000 or $1,000,000 (depending upon the circumstances of termination). If the termination fee becomes payable as a result of (i) the Company terminating the Merger Agreement in order to enter into a definitive acquisition agreement with respect to a superior proposal or (ii) by Party City terminating the Merger Agreement as a result of the Company’s entry into such an agreement or the Board changing its recommendation with respect to the Merger, the amount of the termination fee will be $1,750,000, provided however that if the Merger Agreement is terminated prior to the end of the Compan’s go-shop period (March 31, 2013) or during the go-shop extension period (April 10, 2013), the amount of the termination fee (with certain exceptions) will be $1,000,000.  The Company may be required to pay a termination fee and/or Party City expenses in certain other circumstances as more fully described in the Merger Agreement.

The Merger Agreement has customary representations and warranties and covenants, including without limitation covenants regarding: (i) the conduct of the business of the Company prior to the consummation of the Merger, (ii) the calling and holding of a meeting of the Company’s stockholders for the purpose of obtaining the company stockholder approval of the Merger Agreement and the other transactions contemplated thereby, including the Merger, and (iii) the use of commercially reasonable efforts to cause the Merger to be consummated.

The consummation of the Merger is subject to customary conditions to closing, including the approval of the Company’s stockholders.  The Merger is expected to close in the Company’s second fiscal quarter.

On March 1, 2013, the Company amended its Rights Plan with the purpose and intent of rendering the Rights Plan inapplicable to the the Merger Agreement, the Merger, and any other transaction with Party City and its affiliates contemplated by the Merger Agreement, and to cause the Rights Plan to terminate immediately prior to the effective time of the Merger.

15.  QUARTERLY FINANCIAL DATA (UNAUDITED):

	Mar 31, 2012	Jun 30, 2012	Sep 29, 2012	Dec 29, 2012
Revenues	$15,753,745	$19,562,979	$16,888,248	$26,889,345
Cost of products sold and occupancy costs1, 2	10,026,180	12,052,375	11,004,882	15,703,830
Operating income (loss)	(1,185,720)	124,225	(2,115,279)	2,412,878
Net income (loss)	(1,235,266)	81,153	(2,163,455)	1,781,138

Net income (loss) per share
Basic	$(0.05)	$0.00	$(0.09)	$0.05
Diluted	$(0.05)	$0.00	$(0.09)	$0.05

Weighted-average shares outstanding:
Basic	24,408,594	38,930,281	24,414,432	38,930,285
Diluted	24,408,594	39,422,446	24,414,432	39,388,444

	Mar 26, 2011	Jun 25, 2011	Sep 24, 2011	Dec 31, 2011 4
Revenues	$15,092,128	$19,617,207	$16,462,631	$29,710,785
Cost of products sold and occupancy costs1, 3	9,600,871	11,819,894	10,813,669	16,912,576
Operating income (loss)	(1,428,686)	110,693	(2,741,645)	3,052,626
Net income (loss)	(1,510,911)	43,253	(2,830,663)	2,983,683

Net income (loss) per share
Basic	$(0.06)	$0.00	$(0.12)	$0.08
Diluted	$(0.06)	$0.00	$(0.12)	$0.08

Weighted-average shares outstanding:
Basic	24,319,464	39,315,795	24,408,594	38,930,281
Diluted	24,319,464	39,919,425	24,408,594	39,201,487

1 Cost of products sold consists of the cost of merchandise sold to customers and the occupancy costs for stores.

2 The fourth quarter of 2012 included an estimated reduction of $42,111 to the cost of products sold during the previous three quarters due to the completion of physical inventories, for which shortage had been estimated during the year.

3 The fourth quarter of 2011 included an estimated reduction of $92,908 to the cost of products sold during the previous three quarters due to the completion of physical inventories, for which shortage had been estimated during the year.

4 The fourth quarter of 2011 consisted of 14 weeks compared to 13 weeks for the fourth quarter of 2012.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form and Registration or Commission No.	Exhibit	Filing Date	Filed Here- with (X)

2.1	Agreement and Plan of Merger, dated March 1, 2013 by and among iParty Corp., Party City Holdings Inc. and Confetti Merger Sub, Inc.+	8-K (1-15611)	2.1	3/1/2013

2.2	Form of Voting Agreement dated March 1, 2013 between Party City Holdings, Inc. and certain stockholders	8-K (1-15611)	2.2	3/1/2013

3.1	Restated Certificate of Incorporation of WSI Acquisition Corp. and Certificate of Merger by iParty Corp. into WSI Acquisition Corp.	10-SB (0-25507)	3.1	3/8/1999
3.2	Certificate of Designation of Series A Preferred Stock of WSI Acquisitions, Corp.	10-SB (0-25507)	4	3/8/1999
3.3	Certificate of Designation of Series B Preferred Stock of iParty Corp.	10-SB (0-25507)	4.1	10/19/1999
3.4	Certificate of Designation of Series C Preferred Stock of iParty Corp.	10-SB (0-25507)	4.2	10/19/1999
3.5	Certificate of Designation of Series D Preferred Stock of iParty Corp.	10-KSB (0-25507)	4.3	4/14/2000
3.6	Certificate of Designation of Series E Preferred Stock of iParty Corp.	8-K (1-15611)	4.1	8/30/2000
3.7	Certificate of Correction to Certificate of Designation of Series E Preferred Stock of iParty Corp.	10-KSB (1-15611)	3.7	3/28/2003
3.8	Certificate of Designation of Series F Preferred Stock of iParty Corp.	8-K (1-15611)	4.1	9/15/2000
3.9	Certificate of Designation of Series G Junior Preferred Stock of iParty Corp.	8-K (1-15611)	99.2 (Exhibit C)	11/16/2001
3.10	Certificate of Designation of Series H Junior Preferred Stock of iParty Corp.	8-K (1-15611)	4.1 (Exhibit C)	10/11/2011
3.11	Amended and Restated By-Laws of iParty Corp.	8-K (1-15611)	3.1	12/10/2007

4.1	Rights Agreement, dated as of October 7, 2011, between iParty Corp. and Continental Stock Transfer & Trust Company	8-K (1-15611)	4.1	10/11/2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form and Registration or Commission No.	Exhibit	Filing Date	Filed Here- with (X)

4.2	Amendment No. 1 dated March 1, 2013 to the Rights Agreement dated October 7, 2011 by and between iParty Corp. and Continental Stock Transfer & Trust Company	8-K (1-15611)	4.1	3/1/2013

10.1	Agreement and Plan of Merger between iParty Corp and WSI Acquisition Corp	10-SB (0-25507)	10.1	3/8/1999
10.2	Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan	10-KSB (1-15611)	10.3	3/28/2003
10.3	Form of Non-qualified Stock Option Agreement *	10-K (1-15611)	10.4	3/30/2006
10.4	Form of Incentive Stock Option Agreement *	10-K (1-15611)	10.5	3/30/2006

10.5	Form of Stock Option Agreement granted to Messrs. DeWolf, Haydu, Schindler, and Vassalluzzo *	8-K (1-15611)	10.2	3/30/2006
10.6	Compensation Arrangements dated June 2, 2010 with Messrs. DeWolf, Haydu, Schindler and Vassalluzzo.*	10-Q (1-15611)	10.1	8/9/2010
10.7	Compensation Arrangements dated June 10, 2011 with Messrs. DeWolf, Haydu, and Vassalluzzo *	10-Q (1-15611)	10.1	8/9/2011
10.8	Written Summary of Renewed One-Year Part-time Consulting Arrangement with Joseph Vassalluzzo dated June 2, 2010 *	10-Q (1-15611)	10.2	8/9/2010
10.9	Written Summary of Renewed One-Year Part-time Consulting Arrangement with Joseph Vassalluzzo dated June 10, 2011 *	10-Q (1-15611)	10.2	8/9/2011
10.10	Supply Agreement with Amscan Inc., dated August 7, 2006	8-K (1-15611)	10.1	8/7/2006
10.11	Second Amendment to Supply Agreement with Amscan Inc., dated December 30, 2010	10-K (1-15611)	10.13	3/24/2011
10.12	Asset Purchase Agreement with Party City Corporation, dated August 7, 2006	8-K (1-15611)	10.2	8/7/2006
10.13	Transfer Agreement by and between Party City Corporation and iParty Corp and iParty Retail Stores Corp. dated December 30, 2010	10-K (1-15611)	10.15	3/24/2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form and Registration or Commission No.	Exhibit	Filing Date	Filed Here- with (X)

10.14	Securities Purchase Agreement with Highbridge International LLC, dated September 15, 2006	8-K (1-15611)	10.1	9/18/2006
10.15	Amendment Agreement between iParty Corp. and Highbridge International LLC, dated January 9, 2007	8-K(1-15611)	10.1	1/10/2007
10.16	Senior Subordinated Note with Highbridge International LLC, dated September 15, 2006	8-K (1-15611)	10.2	9/18/2006

10.17	Warrant to Purchase Common Stock with Highbridge International LLC, issued September 15, 2006, as amended January 9, 2007	8-K (1-15611)	10.2	1/10/2007
10.18	Registration Rights Agreement with Highbridge International LLC, dated September 15, 2006	8-K (1-15611)	10.4	9/18/2006
10.19	Subordinated Promissory Note of iParty Corp., dated October 24, 2006	8-K (1-15611)	10.1	10/25/2006
10.20	Stock Purchase Agreement by and among iParty Corp., Ajmal Khan and Robert Lessin	8-K (1-15611)	2.4	8/30/2000
10.21	Stock Purchase Agreement between iParty Corp. and Patriot Capital Ltd	8-K (1-15611)	2.1	9/15/2000
10.22	Funding Agreement among iParty Corp., Robert Lessin and Ajmal Khan	10-SB (0-25507)	10.15	7/12/1999
10.23	Asset Purchase Agreement by and among Party City of Warwick, Inc. and Party City of Lincoln, LLC, as Sellers, and iParty Corp. and iParty Retail Stores Corp., as Buyers, dated as of August 15, 2007	8-K (1-15611)	10.1	8/16/2007
10.24	Letter Agreement between iParty Corp. and David E. Robertson, dated March 22, 2007 *	8-K (1-15611)	10.3	3/26/2007
10.25	First Amendment dated December 30, 2008 to Letter Agreement dated March 22, 2007 by and between iParty Corp. and David E. Robertson *	8-K (1-15611)	10.3	1/5/2009
10.26	2009 Stock Incentive Plan *	Def 14A (1-15611)	Exhibit A	4/24/2009
10.27	Form of Director Stock Option Agreement for 2009 Stock Incentive Plan *	10-Q (1-15611)	10.3	8/6/2009
10.28	Form of Incentive Stock Option Agreement for 2009 Stock Incentive Plan *	10-Q (1-15611)	10.4	8/6/2009

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form and Registration or Commission No.	Exhibit	Filing Date	Filed Here- with (X)

10.29	Second Amended and Restated Credit Agreement among iParty Corp. and its wholly owned subsidiary iParty Retail Stores Corp., as borrowers, and Wells Fargo Retail Finance, LLC, as Administrative Agent, Swing Line Lender and Lender, dated July 1, 2009 #	8-K/A (1-15611)	10.1	3/8/2011

10.30
First Amendment dated October 14, 2011 to Second Amended and Restated Credit Agreement among  iParty Corp. and iParty Retail Stores Corp., as borrowers, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent

		8-K(1-15611)	10-1	10/19/2011
10.31	Employment Agreement between Sal Perisano and iParty Corp. dated April 1, 2010 *	8-K (1-15611)	10.1	4/2/2010
10.32	Employment Agreement between Dorice Dionne and iParty Corp. dated April 1, 2010 *	8-K (1-15611)	10.2	4/2/2010
10.33	Written Summary of Executive Incentive Compensation for Named Executive Officers *	10-Q (1-15611)	10.1	5/10/2010
10.34	Second Amendment dated August 8, 2011 to Letter Agreement dated March 22, 2007, as amended, by and between iParty Corp. and David E. Robertson*	10-Q (1-15611)	10.1	11/8/2011

10.35	Compensation Arrangements dated June 6, 2012 with Messrs. DeWolf, Haydu, and Vassalluzzo *	10-Q (1-15611)	10.1	8/13/2012

10.36	Written Summary of Renewed One-Year Part-time Consulting Arrangement with Joseph Vassalluzzo dated June 6, 2012 *	10-Q (1-15611)	10.2	8/13/2012
10.37	Second Amendment dated February 28, 2013 to Second Amended and Restated Credit Agreement among iParty Corp. and iParty Retail Stores Corp., as borrowers, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent	8-K (1-15611)	10.1	3/1/2013

21.1	Subsidiary of Registrant				X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form and Registration or Commission No.	Exhibit	Filing Date	Filed Here- with (X)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act				X
101.INS	XBRL Instance Document**				X
101.SCH	XBRL Taxonomy Extension Schema Document**				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**	X
+ The Registrant has omitted certain schedules in accordance with Regulation S-K 601(b)(2). The Registrant will furnish the omitted schedules to the Commission on request.

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