Form 10-K/A
period 2012-12-29
IPARTY CORP
filed 2013-04-26
CIK 1078383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Explanatory Note

This is Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2012, which was originally filed with the Securities and Exchange Commission (“SEC”) on March 29, 2013. This amendment is being filed to include responses to the items required by Part III, which originally were incorporated by reference to the Registrant’s definitive Proxy Statement to be delivered to the Registrant’s stockholders in connection with its 2013 Annual Meeting of Stockholders. The original Form 10-K is also amended hereby to revise the cover page thereof to delete the reference to the incorporation by reference of the Proxy Statement in Part III of such report. As required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications dated April 26, 2013 in connection with this Form 10-K/A. No other information in the original filing is amended hereby, and this Form 10-K/A does not otherwise reflect events occurring after the original filing date of March 29, 2013.

The Registrant, iParty Corp, has postponed its 2013 Annual Meeting of Stockholders because of the pending merger transaction described below. On March 1, 2013, iParty Corp. entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Party City Holdings Inc., a Delaware corporation (“Party City”), and Confetti Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Party City (“Merger Sub”).  Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into iParty Corp., with iParty Corp. being the surviving corporation, becoming a wholly-owned subsidiary of Party City (the "Merger") and (i) each share of Common Stock of the Company (the "Common Stock") will be converted into the right to receive $0.45; (ii) each share of Series B Convertible Preferred Stock of the Company (the "Series B Stock") will be converted into the right to receive 100% of its liquidation preference of $20.00 per share; (iii) each share of Series C Convertible Preferred Stock of the Company (the "Series C Stock") will be converted into the right to receive 100% of its liquidation preference of $20.00 per share; (iv) each share of Series D Convertible Preferred Stock of the Company (the "Series D Stock") will be converted into the right to receive 100% of its liquidation preference of $20.00 per share; (v) each share of Series E Convertible Preferred Stock of the Company (the "Series E Stock") will be converted into the right to receive the greater of: (A) 100% of its liquidation preference of $3.75 per share and (B) $0.45 per each Series E Common Equivalent Share, which is currently set at 10.359 shares of Common Stock for each share of Series E Stock or $4.66 per share of Series E Stock, and; (vi) each share of Series F Convertible Preferred Stock of the Company (the "Series F Stock", and collectively with the Series B Stock, Series C Stock, Series D Stock and Series E Stock, the "Preferred Stock") will be converted into the right to receive the greater of (A) 100% of its liquidation preference of $4.375 per share and (B) $0.45 per each Series F Common Equivalent Share, which is currently set at 10.367 shares of Common Stock for each share of Series F Stock or $4.67 per share of Series F Stock (collectively, the "Merger Consideration"), in each case, payable net to the selling stockholders in cash, without interest thereon, and less any required withholding taxes.

Many of the required disclosures set forth in this Amendment No. 1 provide information as of December 29, 2012, and with respect to the fiscal year then ended. If the Merger is completed, certain of the director and executive officer compensation and other disclosures herein would be rendered moot as to future periods. The effects of the Merger Agreement and the Merger on our directors and executive officers are set forth in the definitive proxy statement which we have filed with the SEC and delivered to stockholders to seek their adoption and approval of the Merger Agreement and the transactions contemplated thereby, including the Merger. The information in this Amendment No. 1 should be considered in light of such further disclosure.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of iParty

The following table sets forth the name and age of each of our directors, his position with us, and the period during which he has served as a director.  Each of our currently serving directors is a nominee for reelection as a director at the meeting.

Name	Age	Position	Director Since

Sal V. Perisano	62	Chairman of the Board, Chief Executive Officer	1998
Daniel I. DeWolf	56	Director	2003
Frank W. Haydu III	65	Director	2003
Martin Hernon	64	Series C Director	2012
Joseph S. Vassalluzzo	65	Director	2004

Sal V. Perisano, age 62, has served as a director of iParty since 1998 and its Chief Executive Officer since 1999.  Mr. Perisano served as Chairman of the Board and President of The Big Party Corporation from 1992 to 1998, and continued serving as a director until 2000.  In 1981, he co-founded Videosmith, which became a leading video retailer in the Boston area.  In 1989, Videosmith was sold to a publicly traded company called Xtravision PLC, which owned 250 stores throughout the U.K. and Ireland.  Mr. Perisano stayed on as a director and was later named Chief Executive Officer of the parent company, which was subsequently acquired by Blockbuster Video.  Mr. Perisano holds a bachelor’s degree from Boston College and a master’s degree from Harvard University. The Company believes that Mr. Perisano’s position as our chief executive officer gives him the qualities and skills to serve as a director.  Mr. Perisano is married to Ms. Dorice Dionne, who is employed by iParty as its Senior Vice President, Merchandising and Marketing.

Daniel I. DeWolf, age 56, has served as a director of iParty since 2003.  In March 2004, Mr. DeWolf is a Member of the corporate practice in the New York office and Co-Chair of the Venture Capital and Emerging Company Practice Group of the law firm of Mintz, Levin, Cohen, Ferris, Glovsky, and Popeo PC. Mr. DeWolf is also a Co-Founder and Managing Director of Dawntreader Ventures, an early stage venture capital firm, and an adjunct professor at the New York University Law School, where he teaches venture capital law. From 1999 to 2003, Mr. DeWolf was Head of Venture Capital Funds for SoundView Technology Group. Prior to joining SoundView, Mr. DeWolf was a Partner and then Of Counsel with the law firm of Cahmy, Karlinsky & Stein LLP (“CKS”) in New York City. Mr. DeWolf established the Corporate and Securities Practice Group at CKS in 1994 and was the Head of that firm’s New Media and E-Law Practice Group. Mr. DeWolf has over 30 years of corporate transactional experience and has been an advisor to many early and developmental stage companies. Mr. DeWolf is a graduate of the University of Pennsylvania as well as the University of Pennsylvania School of Law. Mr. DeWolf currently serves as a director of various privately-held companies, including HNW, Inc., WebThriftStore, and Visible World. The Company believes that Mr. DeWolf’s diversified background in capital finance and legal and regulatory matters give him the qualities and skills to serve as a director.

Frank W. Haydu III, age 65, has served as a director of iParty and Chairman of our Audit Committee since November 2003. Mr. Haydu is a professional director and consultant to public and private businesses. Mr. Haydu currently serves as a director and Chairman of the Board of Zalicus, Inc., a public company, and several private companies. From 2001 until 2005, Mr. Haydu served as a Managing Director of Valuation Perspectives, Inc., a financial services consulting practice, and from 2005 until 2009, he served in a consulting capacity at Source Precision Medicine, a life sciences medical supplier.  Mr. Haydu holds a Bachelor of Arts degree in economics from Muhlenberg College. The Company believes that Mr. Haydu’s broad based experience in business and finance, including his extensive background in business consulting and management, gives him the qualities and skills to serve as a director.

Mr. Hernon, age 64, has served as a director of iParty since November 2012.  Mr. Hernon has been a partner at Boston Millennia Partners since its founding in 1997.  Mr. Hernon was formerly a Principal at Boston Capital Ventures.  Previous to this position, he was Assistant General Counsel for Lifetime Corporation, an alternate site healthcare services business listed on the NYSE, responsible for securities law matters and mergers and acquisitions.  He was also a corporate attorney at Warner & Stackpole LLP focusing on emerging growth companies.   Mr. Hernon is the designee of the Series C Stock, and the Company believes that his broad based experience in business and his legal background,  gives him the qualities and skills to serve as a director.

Joseph S. Vassalluzzo, age 65, has served as a director of iParty since 2004.  Since February 2006, he has served as the Non-executive Chairman of Federal Realty Investment Trust, a publicly held REIT, and a member of its Nominating and Corporate Governance Committee and Compensation Committee.  From 2000 to 2005, Mr. Vassalluzzo served as Vice Chairman of Staples, Inc., in which capacity he was responsible for Staples’ store growth, both domestic and abroad, oversaw Staples’ corporate environmental initiatives and legal department, and was responsible for its merger and acquisition activities worldwide. He first joined Staples, Inc. in 1989 as its Executive Vice President, Growth & Support Services. He was named Executive Vice President, Global Growth and Development of Staples, Inc. in 1993, was promoted to President, Staples Realty & Development in 1997, and was further promoted to Vice Chairman of Staples, Inc. in 2000. Before joining Staples, Mr. Vassalluzzo held executive positions at American Stores Co., Acme Supermarkets, Mobil Corp. and Amerada Hess Corp. Mr. Vassalluzzo currently serves as an independent director, member of the Nominating and Corporate Governance Committee, member of the Compensation Committee, and Non-executive Chairman of the Board of Federal Realty Investment Trust, a publicly-held REIT. He also serves as an independent director, member of the Finance Committee, Chairman of the Compensation Committee and Non-executive Lead Director of Life Time Fitness, Inc. Previously, Mr. Vassalluzzo served as an independent director and member of the Compensation, Audit and Real Estate Committees of Commerce Bancorp., Inc. Mr. Vassalluzzo holds a B.S. degree in Marketing from Pennsylvania State University and an M.B.A. from Temple University. The Company believes that Mr. Vassalluzzo’s broad based experience in business, including his extensive experience in retail businesses, such as his tenure as Vice Chairman of Staples, Inc., and in real estate matters, gives him the qualities to serve as a director of the Company.

Executive Officers of iParty

The following sets forth our current executive officers, their ages, the positions and offices held by each person, and the year each person first served as an executive officer of iParty.

Mr. Perisano’s background is summarized above under section titled “Directors of iParty” above.

Dorice P. Dionne, age 61, has been iParty’s Senior Vice President, Merchandising and Marketing since April 1999.  She co-founded The Big Party Corporation with her husband, Sal Perisano, in 1992 in Boston.  She served as chief merchant and creative director of The Big Party and has been involved in the party retailing industry since 1985.  She is a graduate of Boston College.

David E. Robertson, age 63, has served as iParty’s Chief Financial Officer since April 2007.  From January 2005 until April 2007, Mr. Robertson was employed as a private accounting consultant, primarily in the area of Sarbanes-Oxley compliance, for a variety of public and private companies.  From 1999 to 2005, Mr. Robertson served as Vice President and Chief Financial Officer of Kitchen Etc. Inc., a specialty (cooking and dining) retailer, headquartered in Exeter, New Hampshire, which filed for Chapter 11 bankruptcy protection in 2004.  From 1996 to 1999, he established and operated a professional services firm based in Nashua, New Hampshire.  From 1985 to 1996, he held a variety of positions in the audit, accounting, and financial operations of Lechmere, Inc.  From 1980 to 1985, Mr. Robertson worked as an audit and accounting manager at Zayre Corp. (now TJX Companies).  From 1975 to 1979, he was employed in the audit division of Ernst & Young.  Mr. Robertson is a Certified Public Accountant.  He holds a bachelor’s degree from Harvard College, and a master’s degree from Northeastern University.

Section 16(a) Beneficial Ownership Reporting Compliance

No person who, during the fiscal year ended December 29, 2012, was a director, officer or beneficial owner of more than ten percent of our common stock (which is the only class of our securities registered under Section 12 of the Exchange Act), failed to file on a timely basis, reports required by Section 16 of the Exchange Act during the most recent fiscal year.  The foregoing is based solely upon our review of Forms 3 and 4 during the most recent fiscal year as furnished to us under Rule 16a-3(d) under the Exchange Act, and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year.

Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Our Audit Committee members are Messrs. Haydu and DeWolf, each of whom  is “independent” as defined under applicable rules of the SEC and the NYSE MKT. Our Board of Directors has also determined that each of Messrs. Haydu and DeWolf is an “audit committee financial expert” as defined by applicable regulations promulgated by the SEC pursuant to Section 407 of the Sarbanes-Oxley Act.

Code of Conduct

We have adopted a written code of business conduct and ethics that applies to all our directors, officers and employees, a copy of which is located on the Investor Relations page of our website which is located at www.iparty.com.  We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics on that same page of our website.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation earned during 2010, 2011 and 2012 by our Chief Executive Officer, Chief Financial Officer and other executive officers that received total compensation during 2012 in excess of $100,000.

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	Non Equity Incentive Plan Compensation (2)	All Other Compensation		Total

Sal V. Perisano,	2012	$351,488	$0	$21,684	$0	$5,091	(3)	$378,263
Chief Executive Officer	2011	$353,805	$0	$61,712	$0	$6,002	(4)	$421,519
	2010	$332,200	$0	$91,184	$4,012	$4,356	(5)	$431,752

Dorice P. Dionne,	2012	$206,875	$0	$7,356	$0	$5,091	(6)	$219,322
Senior Vice President,	2011	$209,254	$0	$20,934	$0	$7,565	(7)	$237,753
Merchandising and Marketing	2010	$199,320	$0	$58,936	$2,407	$2,817	(5)	$263,480

David E. Robertson,	2012	$176,534	$0	$7,787	$0	$1,523	(8)	$185,844
Chief Financial Officer	2011	$178,544	$0	$14,775	$0	$5,014	(9)	$198,333
	2010	$170,048	$0	$0	$2,054	$5,928	(10)	$178,030

(1)
These amounts reflect the full fair value of options granted in 2010, 2011 and 2012 in accordance with FASB ASC Topic 718. For a description of the assumptions made in the valuation of these awards, see footnote 2 of the Company’s financial statements for the fiscal year ended December 29, 2012. There can be no assurance that the options will ever be exercised (in which case no value will be realized by the holder).

(2)
These amounts reflect bonuses for fiscal 2010 pursuant to the Company’s Executive Incentive Compensation Plan, which were paid in 2011. The bonuses paid in 2011 were based on Company performance in fiscal 2010 with respect to total sales and same store sales.

(3)	This amount includes $4,356 for additional term life insurance and $735 for matching contributions under the Company’s 401-K plan.
(4)	This amount includes $4,440 for additional term life insurance and $1,562 for matching contributions under the Company’s 401-K plan.
(5)	These amounts are for additional term life insurance.
(6)	This amount includes $4,356 for additional term life insurance and $735 for matching contributions under the Company’s 401-K plan.
(7)	This amount includes $4,440 for additional term life insurance and $3,125 for matching contributions under the Company’s 401-K plan.
(8)	This amount includes $1,006 for additional term life insurance and $517 for matching contributions under the Company’s 401-K plan.
(9)	This amount includes $1,014 for additional term life insurance and $4,000 for matching contributions under the Company’s 401-K plan.
(10)	This amount includes $954 for additional term life insurance and $4,974 for matching contributions under the Company’s 401-K plan

Individual Compensation of Executive Officers

Sal V. Perisano (Chief Executive Officer).  On April 1, 2010, we entered into a new three year employment agreement with Mr. Perisano, amending and restating his prior employment agreement dated April 1, 2008.  His new employment agreement provides that we pay him a base salary of $334,750 for the period April 1, 2010 through March 31, 2011, a base salary of $351,488 for the period April 1, 2011 through March 31, 2012 and a base salary of $369,062 for the period April 1, 2012 through March 31, 2013.  However, Mr. Perisano waived his right to the salary increase that would have been effective for the period between April 1, 2012 through March 31, 2013.  Mr Perisano’s employment agreement automatically renewed for a one year period begining on April 1, 2013 at a base salary of $369,062. Mr. Perisano will also participate in our annual bonus and fringe benefit plans for senior executives.  In addition, pursuant to this new agreement with Mr. Perisano, the Board of Directors granted Mr. Perisano a stock option on July 1, 2010 exercisable for up to 410,000 shares of our common stock, at an exercise price per share equal to the closing price of our common stock on that date, which option became fully vested on June 30, 2012. The option was originally granted with a two year vesting schedule, with 1/3 of the grant vesting on the date of the grant and 1/3 of the grant vesting on each of the following two anniversary dates.  In addition, the new employment agreement with Mr. Perisano provided that the options to purchase up to 460,000 shares of our common stock granted to him on May 27, 2009 became fully vested as of April 1, 2010.  The option was originally granted with a three year vesting schedule, with 1/3 of the grant vesting on each anniversary date.  On June 10, 2011 our Board of Directors granted Mr. Perisano additional stock options exercisable for up to 271,500 shares of our common stock, at an exercise price per share equal to the closing price of our common stock on that date.  These options vested 5/36 on the grant date, and then 1/36 monthly thereafter until fully vested. On January 18, 2012, our Board of Directors granted Mr. Perisano additional stock options exercisable for up to 181,000 shares of our common stock, at an exercise price per share equal to the closing price of our common stock on that date.  These options vest 1/36 monthly until fully vested.

Under the terms of his new employment agreement, in the event of a termination by the Company not for cause or by Mr. Perisano for good reason (each as defined in the agreement), Mr. Perisano will be entitled to receive a severance payment equal to 12 months’ salary at the base salary rate then in effect, payable in 12 equal monthly installments, as well as the continuation of his then current health, life and disability insurance benefits or, in the case of health insurance benefits, payment by us of applicable “COBRA” payments, for a period of 12 months. The agreement also provides that in the event of a termination by the Company not for cause or by Mr. Perisano for good reason (as defined in the agreement) that occurs within 13 months of a change in control (as defined in the agreement), Mr. Perisano will be entitled to receive a severance payment equal to 2.5 times his annual salary rate then in effect, payable in a lump sum, as well as the continuation of his then current health, life and disability insurance benefits or, in the case of health insurance benefits, payment by us of applicable “COBRA” payments, for a period of 12 months.  The agreement also contains certain confidentiality, non-competition and non-solicitation provisions substantially similar to our previous agreement with Mr. Perisano. The agreement also provides for automatic renewals for successive one-year terms, unless terminated by either party as provided in the agreement.  Our Compensation Committee may determine under the agreement to increase the executive’s base salary for any renewal term, or following a material acquisition.

Dorice P. Dionne (Senior Vice President, Merchandising and Marketing).  On April 1, 2010, we entered into a new three year employment agreement with Ms. Dionne, amending and restating her prior agreement dated April 1, 2008, that provides we pay her a base salary of $200,850 for the period April 1, 2010 through March 31, 2011, a base salary of $206,875 for the period April 1, 2011 through March 31, 2012; and a base salary of $213,082 for the period April 1, 2012 through March 31, 2013.  However, Ms. Dionne waived her right to the salary increase that would have been effective for the period April 1, 2012 through March 31, 2013. Ms. Dionne’s employment agreement automatically renewed for a one year period begining on April 1, 2013 at a base salary of $213,082. Ms. Dionne will also participate in our annual bonus and fringe benefit plans for senior executives.  In addition, pursuant to this new agreement with Ms. Dionne the Board of Directors granted Ms. Dionne a stock option on July 1, 2010 exercisable for up to 265,000 shares of our common stock, at an exercise price per share equal to the closing price of our common stock on such date, which option became fully vested on June 30, 2012. The option was originally granted with a two year vesting schedule, with 1/3 of the grant vesting on the date of the grant and 1/3 of the grant vesting on each of the following two anniversary dates.  In addition, the new agreement with Ms. Dionne provided that the options to purchase up to 260,000 shares of our common stock granted to her on May 27, 2009 became fully vested as of April 1, 2010.  The option was originally granted with a three year vesting schedule, with 1/3 of the grant vesting on each anniversary date.  On June 10, 2011 our Board of Directors granted Ms. Dionne additional stock options exercisable for up to 92,100 shares of our common stock, at an exercise price per share equal to the closing price of our common stock on that date.  These options vested 5/36 on the grant date, and then 1/36 monthly thereafter until fully vested.  On January 18, 2012 our Board of Directors granted Ms. Dionne additional stock options exercisable for up to 61,400 shares of our common stock, at an exercise price per share equal to the closing price of our common stock on that date.  These options vest 1/36 monthly until fully vested.

Under the terms of her employment agreement, in the event of a termination by the Company not for cause or by Ms. Dionne for good reason (each as defined in the agreement), Ms. Dionne will be entitled to receive a severance payment equal to 12 months’ salary at the base salary rate then in effect, payable in 12 equal monthly installments, as well as the continuation of her then current health, life and disability insurance benefits or, in the case of health insurance benefits, payment by us of applicable “COBRA” payments, for a period of 12 months.  The agreement also provides that in the event of a termination by the Company not for cause or by Ms. Dionne for good reason (as defined in the agreement) that occurs within 13 months of a change in control (as defined in the agreement), Ms. Dionne will be entitled to receive a severance payment equal to 18 months of her base salary, payable in a lump sum, as well as the continuation of her then current health, life and disability insurance benefits or, in the case of health insurance benefits, payment by us of applicable “COBRA” payments, for a period of 12 months.  The agreement also contains certain confidentiality, non-competition and non-solicitation provisions substantially similar to our previous agreement with Ms. Dionne. The agreement provides for automatic renewals for successive one-year terms, unless terminated by either party as provided in the agreement.

David E. Robertson (Chief Financial Officer).  On March 22, 2007, we entered into a letter agreement with David E. Robertson, pursuant to which Mr. Robertson commenced employment with us as our Chief Financial Officer effective April 2, 2007.  Our letter agreement with Mr. Robertson provides that we shall pay him an annualized salary of $160,000, with annual salary and performance reviews starting April 1, 2008.  Pursuant to the letter agreement, our Board of Directors granted Mr. Robertson a stock option on June 6, 2007 exercisable for up to 125,000 shares of our common stock, at an exercise price per share equal to the closing price of the common stock on that date. Our letter agreement with Mr. Robertson also entitles him to participate in iParty’s Executive Incentive Compensation Plan and various additional employee benefits, including health, dental and life insurance and participation in our 401(k) defined contribution retirement savings plan. Under the terms of the letter agreement, in the event of termination not for cause, as defined in the letter agreement, Mr. Robertson would be entitled to receive 6 months of severance pay, payable in accordance with the normal payroll policies and procedures of the Company, as well as the continuation of health, dental and life insurance benefits on the Company’s plans for a period of 6 months.  On August 8, 2011, the Company and Mr. Robertson amended his letter agreement to provide that if Mr. Robertson terminates his employment with the Company for good reason, which is defined as a material breach of the Company’s obligations under the letter agreement that is not cured within the applicable time period, then Mr. Robertson will be entitled to receive 6 months of severance to be paid in accordance with the Company’s normal payroll practices and the continuation of his health benefits for such six month period.  On June 4, 2008, March 4, 2009, May 27, 2009 and on June 10, 2011, the Board of Directors granted Mr. Robertson additional options to purchase up to 100,000 shares, 200,000 shares, 50,000 shares, and 65,000 shares, respectively, of our common stock at exercise prices equal to the closing prices of our common stock on the dates of grant.  The options granted on June 4, 2008, March 4, 2009 and May 27, 2009 vested 25% on their respective anniversary of the grant date, then in equal monthly increments over the subsequent three years, vesting in full on the fourth anniversary of such grant date.  The options granted on June 10, 2011 vested 5/36 on the grant date, and then 1/36 monthly thereafter until fully vested. On January 18, 2012 our Board of Directors granted Mr. Robertson additional stock options exercisable for up to 65,000 shares of our common stock, at an exercise price per share equal to the closing price of our common stock on that date.  These options vest 1/36 monthly until fully vested.

Outstanding Equity Awards at end of Fiscal 2012

The following table sets forth information concerning outstanding equity awards as of the end of fiscal 2012 on December 29, 2012:

Name	Number of Securities Underlying Unexercised Options (Exercisable)		Number of Securities Underlying Unexercised Options (Unexercisable)		Option Exercise Price	Option Expiration Date

Sal V. Perisano	460,000		—		$0.95	3/31/2014
	375,000		—		$0.42	6/06/2017
	460,000		—		$0.11	5/27/2019
	410,000		—		$0.27	7/1/2020
	173,452	(1)	98,048	(1)	$0.28	6/9/2021
	55,297	(2)	125,703	(2)	$0.14	1/18/2022

Dorice P. Dionne	230,000		—		$0.95	3/31/2014
	150,000		—		$0.42	6/06/2017
	260,000		—		$0.11	5/27/2019
	265,000		—		$0.27	7/1/2020
	58,831	(1)	33,269	(1)	$0.28	6/9/2021
	18,755	(2)	42,645	(2)	$0.14	1/18/2022

David E. Robertson	125,000		—		$0.42	6/6/2017
	100,000		—		$0.29	6/4/2018
	187,511	(3)	12,489	(3)	$0.07	3/4/2019
	44,802	(3)	5,198	(3)	$0.11	5/27/2019
	41,515	(1)	23,485	(1)	$0.28	6/9/2021
	19,855	(2)	45,145	(2)	$0.14	1/18/2022

(1)	These options were granted on June 10, 2011 and vest 5/36 on the grant date, and then 1/36 monthly thereafter until fully vested.
(2)	These options were granted on January 18, 2012 and vest in equal monthly installments over three years.
(3)
These options were granted on March 4, 2009 and May 27, 2009 and vest 25% on the anniversary of the grant dates, then in equal monthly increments over the subsequent three years, vesting in full on the fourth anniversary of the grant dates.

Other Potential Post Employment Payments

Upon the occurrence of certain triggering events, our past and current employment agreements with each of Mr. Perisano and Ms. Dionne and our letter agreement with Mr. Robertson require us to pay certain amounts related to salary and insurance benefits to or on behalf of those executive officers, as described below. The payments are subject to certain non-competition, non-solicitation and confidentiality obligations.  The following table presents estimates of the amounts that would have been payable under our new agreements upon the occurrence of each such event as of the end of our last fiscal year ended December 29, 2012 (assuming each such agreement had been in effect on such date):

Name	Termination Without Cause or With Good Reason	Change in Control (1)	Disability (2)
Sal V. Perisano	$379,844	$932,932	$249,844
Dorice P. Dionne	$223,075	$329,617	$47,613
David E. Robertson	$95,588	—	—

(1)
In the event executive is terminated by the Company or executive terminates for good reason within 13 months of a change of control, the salary related amounts would be paid as a lump sum, and the insurance related amounts in monthly installments.  The amounts received following a change of control may be reduced to maximize the amount received following the application of 280G of the Internal Revenue Code of 1986, as amended. For all other triggering events, all amounts would be paid in monthly or weekly installments.  In addition, in the event of a change of control, as defined under the Plans, all of the stock options held by these executives would immediately vest.

(2)	The amounts set forth reflect the payment under the respective employment agreement as reduced by amounts payable under the Company’s disability plan.

Pension Benefits

We did not have any plan that provides for payments or other benefits at, following, or in connection with retirement of any of our named executive officers during the fiscal year ended December 29, 2012.

Nonqualified Deferred Compensation

We did not give any nonqualified deferred compensation to any of our named executive officers during the fiscal year ended December 29, 2012.

Compensation Committee Interlocks and Insider Participation

During fiscal 2012, Mr. Haydu and Mr. DeWolf served as members of the Compensation Committee.  None of the directors is a director or executive officer of any other corporation that has a director or executive officer who is also a director of the Company.

None of our executive officers serves as a member of the compensation committee of any other company that has an executive officer serving as a member of our Board of Directors. None of our executive officers serves as a member of the board of directors of any other company that has an executive officer serving as a member of our Board’s Compensation Committee.

Director Compensation

At the meeting of our Board of Directors held on June 6, 2012, the board (on recommendation of the Compensation Committee) voted that each independent director (determined to be each of Messrs. DeWolf, Haydu and Vassalluzzo) would be granted an option on June 6, 2012 exercisable for the purchase of 40,000 shares of our common stock and be paid a $35,000 cash payment in respect of his service as a director. The Board of Directors approved the Compensation Committee’s recommendation that each such option would vest quarterly over a one-year period and the $35,000 cash payment would be paid quarterly over a one-year period. As a result of these determinations, each of Messrs. DeWolf, Haydu, and Vassalluzzo was granted an option exercisable for 40,000 shares. Each of these stock option grants was made pursuant to the 2009 Stock Incentive Plan, at an exercise price equal to the market price of our common stock at the close of business on the grant date. These options expire on the earlier of 10 years from the date of grant or three years from the date the grantee ceases to serve as a director.

At that same meeting held on June 6, 2012, the Board of Directors also voted to accept the Compensation Committee’s recommendation to engage Mr. Vassalluzzo as a part-time consultant to our company for a one-year period at an annual fee of $61,800. The Board of Directors voted in favor of the Compensation Committee’s recommendation in this regard. Pursuant to this arrangement, our Chairman and CEO, Mr. Perisano, consults with Mr. Vassalluzzo with respect to various retail, operational, strategic, real estate and store location issues, as may from time to time be necessary and appropriate. Such services on occasion require Mr. Vassalluzzo’s presence at our corporate headquarters in Dedham, Massachusetts and/or current or proposed store location sites, principally in New England and Florida.

Also at the June 6, 2012 meeting, the Board of Directors (on recommendation of the Compensation Committee) voted that each independent director would be paid an annual fee of the following amounts in cash, payable in equal quarterly installments, for serving on the various committees of our Board of Directors. This amount is in addition to the annual director fee described above.

Director	Annual Committee Compensation

Frank W. Haydu III	$20,600

Daniel I. DeWolf	$10,300

Joseph S. Vassalluzzo	$25,750

Director Compensation Table

The table below summarizes the compensation that we paid our non-employee, independent directors for the fiscal year ended December 29, 2012. Our one employee-director, our Chairman of the Board and Chief Executive Officer, Mr. Perisano, earned no compensation for his service as a director in 2012.  Mr. Hernon, who was elected to the Board on November 30, 2012 as the Series C Stock Designee, did not receive any director compensation in 2012.

						Change in
						Pension
	Fees				Non-Equity	Value and
	Earned				Incentive	Nonqualified
	or Paid in	Stock	Option		Plan	Deferred	All Other
Name	Cash	Awards	Awards		Compensation	Compensation	Compensation		Total

Daniel I. DeWolf	$40,675	– –	$6,764	(1)	– –	– –	– –		$47,439

Frank W. Haydu III	$50,975	– –	$6,764	(1)	– –	– –	– –		$57,739

Joseph S. Vassalluzzo	$56,125	– –	$6,764	(1)	– –	– –	$61,800	(2)	$124,689

(1)
Reflects the full fair value of options granted in accordance with FASB ASC Topic 718.  For a description of the assumptions made in the valuation of these awards, see footnote 2 of the Company’s financial statements for the fiscal year ended December 29, 2012. There can be no assurance that the options will ever be exercised (in which case no value will be realized by the holder). As of December 29, 2012, Mr. DeWolf held options for 400,000 shares, Mr. Vassalluzzo held options for 405,000 shares, and Mr. Haydu held options for 375,000 shares.

(2)	Reflects payments for consulting services rendered to us by Mr. Vassalluzzo pursuant to consulting agreements in effect.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table shows the number of shares of our Common Stock and each series of our Preferred stock beneficially owned as of April 5, 2013 by:

• each person or entity that we believe beneficially owns more than 5% of our Common Stock or any series of our Preferred Stock,
• each director,
• each of our named executive officers, and
• all executive officers and directors as a group.

	Common Stock			Preferred Stock
Name of Beneficial Owner(1)	Number of Shares(2)		Percent of Class	Series of Preferred Stock	Number of Shares	Percent of Series
5% Stockholders
Laurence W. Cohen
Philip M. Wharton	3,766,100	(3)	14.6%	Series B	100,000	23.9%
c/o Eric Rosenthal, CPA
Press Schonig Rosenthal & Company LLC
500 Bi County Road, Suite 201
Farmingdale NY 11735

Robert H. Lessin Venture Capital LLC	6,763,143	(4)	21.7%	Series B	37,500	9.0%
c/o Eric Rosenthal, CPA				Series D	250,000	100.0%
Press Schonig Rosenthal & Company LLC				Series E	266,666	89.9%
500 Bi-County Road, Suite 201
Farmingdale, NY 11735

Roccia Partners, L.P.	2,995,431	(5)	11.1%	Series B	179,610	42.9%
c/o Lorenzo Roccia				Series E	30,000	10.1%
220 East 67th Street
New York, NY 10021

Naida S. Wharton	2,474,100	(6)	10.1%
c/o Eric Rosenthal, CPA
Press Schonig Rosenthal & Company LLC
500 Bi County Road, Suite 201
Farmingdale NY 11735

Boston Millennia Partners, LP	1,315,800	(7)	5.1%	Series C	100,000	100.0%
30 Rowes Wharf, Suite 500
Boston, MA 02110

Peter S. Lynch	1,801,840	(8)	7.4%
82 Devonshire Street, S4
Boston MA 02109

Patriot Capital Limited	1,184,803	(9)	4.6%	Series F	114,286	100.0%
c/o Stephen Rasch
Loeb, Block and Partners LLP
505 Park Avenue
New York, NY 10022

Directors and Executive Officers
Sal V. Perisano	4,360,792	(10)	15.9%
Dorice P. Dionne	4,360,792	(11)	15.9%
David Robertson	614,195	(12)	2.5%
Daniel I. DeWolf	475,000	(13)	1.9%
Joseph S. Vassalluzzo	746,915	(14)	3.0%
Frank W. Haydu III	430,000	(15)	1.7%
Martin Hernon(16)	—		—%
All executive officers and directors as a group (7 persons)	6,626,902		22.8%

(1) Unless otherwise indicated, all addresses are c/o iParty Corp., 270 Bridge Street, Suite 301, Dedham, MA 02026.

(2) The number of shares beneficially owned by each entity, person, director, or named executive officer is determined under SEC rules, particularly Rule 13d-3, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, each entity or individual is considered the beneficial owner of any shares as to which they have the sole or shared voting power or investment power. Such persons and entities are also deemed under the same rules to beneficially own any shares that they have the right to acquire within sixty (60) days of April 5, 2013 (i.e., June 4, 2013) through the conversion of Preferred Stock, the exercise of stock options or warrants or other similar rights. This stock ownership information is based upon information furnished to us by the persons named in the table or as set forth in the Company's stock ledger. The percentage of class of Common Stock and Preferred Stock is calculated in accordance with Rule 13d-3 and (i) for the Common Stock is based on 24,431,204 shares of Common Stock outstanding as of April 5, 2013 plus, as to each holder thereof and no other person, the number of shares (if any) that the person has the right to acquire on or prior to June 4, 2013, through the exercise of stock options or warrants or other similar rights and the conversion of Preferred Stock and (ii) for each series of Preferred Stock, is based on 418,658 shares of Series B Stock,100,000 shares of Series C Stock, 250,000 shares of Series D Stock, 296,666 shares of Series E Stock, and 114,286 shares of Series F Stock, in each case outstanding as of April 5, 2013, plus as to each holder of such series of Preferred Stock thereof and no other person, the number of shares (if any) that the person has the right to acquire on or prior to June 4, 2013 of such series, through the exercise of options, warrants or other similar rights. Unless otherwise set forth herein, each holder has sole voting and investment power over such shares.

(3) Common Stock beneficially owned consists of 2,474,100 shares of outstanding Common Stock and 1,292,000 shares that may be acquired upon conversion of 100,000 shares of presently convertible Series B Stock. The shares are held by the named individuals as co-trustees of three trusts, who share voting and dispositive power with respect to the shares.

(4) Robert H. Lesssin Venture Capital LLC beneficially owns (1) 484,500 shares of Common Stock that may be acquired upon the conversion of 37,500 shares of presently convertible Series B Stock, (4) 3,516,250 shares of Common Stock which may be acquired upon the conversion of 250,000 shares of presently convertible Series D Stock, and (5) 2,762,393 shares of Common Stock which may be acquired upon the conversion of 266,666 shares of presently convertible Series E Stock. Eric Rosenthal is the manager of Robert H. Lessin Venture Capital LLC and possesses sole voting and dispositive power with respect to the shares.

(5) The figure in the table for Roccia Partners, L.P. includes 2,320,561 shares of Common Stock, which may be acquired upon the conversion of 179,610 shares of presently convertible Series B Stock held in the name of Roccia Partners, L.P. The figure also includes (1) 364,100 shares of Common Stock held in the name of Roccia Venture Partners, L.P. and (2) 310,770 shares of Common Stock, which may be acquired upon the conversion of 30,000 shares of presently convertible Series E Stock held in the name of Roccia Venture Partners, L.P.

(6) Ms. Wharton has sole voting and dispositive power with respect to 2,474,100 shares of Common Stock.

(7) The figure in the table for Boston Millennia Partners, LP includes 1,315,800 shares of Common Stock that may be acquired upon the conversion of 100,000 shares of presently convertible Series C Stock owned by Boston Millennia Partners, LP and an affiliated entity.

(8) Mr. Lynch has the sole power to vote and dispose of 813,923 shares of our Common Stock and the shared power to vote and dispose of 987,917 shares of our Common Stock.

(9) The figure in the table for Patriot Capital Limited includes 1,184,803 shares of Common Stock, which may be acquired upon the conversion of 114,286 shares of presently convertible Series F Stock.

(10) Mr. Perisano beneficially owns 1,377,129 shares of Common Stock, of which 377,129 shares are jointly held with his wife, Ms. Dionne, 500,000 shares of which he holds in his own name, and 500,000 shares of which are held in Ms. Dionne's name. Mr. Perisano also holds options for 3,216,000 shares, of which 2,157,500 shares are granted to Mr. Perisano and 1,058,500 shares are granted to Ms. Dionne. Options for 2,983,663 shares of Common Stock are presently exercisable or will be exercisable within 60 days of April 5, 2013, of which 1,984,025 are exercisable by Mr. Perisano and 999,638 are exercisable by Ms. Dionne.

(11) Ms. Dionne beneficially owns 1,377,129 shares of Common Stock, of which 377,129 shares are jointly held with her husband, Mr. Perisano, 500,000 shares of which she holds in her own name, and 500,000 shares of which are held in Mr. Perisano's name. Ms. Dionne also holds options for 3,216,000 shares, 1,058,500 shares of which are granted to Ms. Dionne and 2,157,500 shares are granted to Mr. Perisano. Options for 2,983,663 shares of Common Stock are presently exercisable or will be exercisable within 60 days of April 5, 2013, of which 999,638 are exercisable by Ms. Dionne and 1,984,025 are exercisable by Mr. Perisano.

(12) Mr. Robertson beneficially owns 76,904 shares of Common Stock and holds options for 605,000 shares, 537,291 of which are presently exercisable or will be exercisable within 60 days of April 5, 2013.

(13) Mr. DeWolf beneficially owns 85,000 shares of Common Stock. The owner of record of 10,000 shares of those shares of Common Stock is Pine Street Ventures LLC, a Delaware limited liability company. The beneficial owners of Pine Street Ventures are Mr. DeWolf's children. Mr. DeWolf controls sole voting power. The owner of record of the other 75,000 shares of Common Stock is Dawntreader Chestnut Advisors, LLC. The beneficial owners of Dawntreader Chestnut Advisors, LLC are Mr. DeWolf's spouse and a trust for the benefit of his spouse and children. Mr. DeWolf controls sole voting power. Mr. DeWolf also holds options for the purchase of 400,000 shares, 390,000 of which are presently exercisable or will be exercisable within 60 days of April 5, 2013.

(14) Mr. Vassalluzzo beneficially owns 351,915 shares of Common Stock and holds options for 405,000 shares, 395,000 of which are presently exercisable or will be exercisable within 60 days of April 5, 2013.

(15) Mr. Haydu beneficially owns 65,000 shares of Common Stock and holds options for 375,000 shares, of which 365,000 of are presently exercisable or will be exercisable within 60 days of April 5, 2013.

(16) The figure for Mr. Hernon does not include any of the shares described in footnote (7) above with respect to Boston Millennia Partners, L.P.

Changes in Control

As noted above, on March 1, 2013, iParty announced that it had entered the Merger Agreement. Under the Merger Agreement, Merger Sub will be merged with and into iParty Corp., with iParty Corp being the surviving corporation in the Merger. If the Merger is completed, each share of common stock of iParty Corp. will be converted into the right to receive $0.45 in cash, and iParty Corp. will no longer be a public company.

Equity Compensation Plan Information

Plan Category	(A) Number of Securities to be Issued upon Exercise of Outstanding Options	(B) Weighted Average Exercise Price of Outstanding Options	(C) Number of Securities Remaining Available for Future Issuances under Equity Compensation Plans (Excluding Securities Reflected in Column a)
Equity compensation plans approved by security holders	7,631,745	$0.39	1,819,504
Equity compensation plans not approved by security holders	—	—	—
Total	7,631,745	$0.39	1,819,504

Under the Plans, we are authorized to grant options for the purchase of up to 11,000,000 shares of our common stock.  As of December 29, 2012, 1,548,751 shares had been issued pursuant to the exercise of previously issued stock options.  As of December 29, 2012, there were options outstanding to purchase 7,631,745 shares of our common stock.  Consequently, as of December 29, 2012, options for the purchase of up to 1,819,504 common shares remain available for future grants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Director Independence

Each of our directors is an “independent” director as defined under applicable rules of the SEC and NYSE MKT, except for Mr. Perisano, who serves as our Chief Executive Officer, and Mr. Hernon, who is the Series C Stock designee.  In making this determination for Mr. Vassalluzzo, the Board considered his consulting arrangement with the Company and the fact that the Company leases 8,500 square feet of retail space from Federal Realty Investment Trust, of which Mr. Vassalluzzo is Non-executive Chairman.  As a result, a majority of the directors are “independent” under applicable rules of the SEC and NYSE MKT.

Related Party Transactions

Under SEC rules, we are required to disclose transactions in excess of the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years in which iParty was a participant in which ‘related persons’ had or will have a direct or indirect interest.  As one percent of the average of our total assets at year end for the last two completed fiscal years is greater than $120,000, we have used $120,000 as the threshold number.  Related persons include any of our directors, nominees for director, or executive officers, and any immediate family members of such persons and any person (including any “group” as such term is used in Section 13(d) of the Exchange Act) who is known to iParty as a beneficial owner of more than 5% of its voting common stock, and any immediate family member of a significant shareholder. The term “transaction” is broadly defined under SEC rules to include any financial transaction, arrangement or relationship, including any indebtedness transaction or guarantee of indebtedness.  Based on information available to us and provided to us by our directors and executive officers, we do not believe that there were any such transactions in effect since December 26, 2010, or any such transactions proposed to be entered into during fiscal year 2013, except as follows:

●
On September 15, 2006, we entered into a Securities Purchase Agreement pursuant to which we raised $2.5 million through a combination of subordinated debt and warrants issued on September 15, 2006 to Highbridge International LLC (“Highbridge”), an institutional accredited investor. Under the terms of the financing, we issued Highbridge a three-year subordinated note (the “Highbridge Note”) that bears interest at an interest rate of prime plus one percent.  The note was paid in full on September 15, 2009.  In addition, we issued Highbridge a warrant (the “Highbridge Warrant”) exercisable for 2,083,334 shares of iParty common stock at an exercise price of $0.475 per share, or 125% of the closing price of iParty’s common stock on the day immediately prior to the closing of the transaction.  The agreements entered into by iParty and Highbridge in connection with the financing granted Highbridge resale registration rights with respect to the shares of common stock underlying the Highbridge Warrant and provided for certain anti-dilution rights and other covenants with respect to the listing of our common stock.  The Highbridge Warrant expired unexercised in September 2011.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table specifies the fees for professional services rendered by E&Y for the audit of our annual financial statements for fiscal 2011 and fiscal 2012 and fees billed for audit-related services, tax services, and all other services by E&Y in fiscal 2011 and fiscal 2012.

	Fiscal 2011	Fiscal 2012

Audit Fees	$253,404	$256,988
Audit Related Fees	—	—
Tax Fees	42,250	31,000
All Other Fees	6,995	1,995
Totals	$302,649	$289,983

Audit Fees

These are fees related to professional services rendered in connection with the audit of our annual financial statements included in our Annual Report on Form 10-K for fiscal 2011 and fiscal 2012, the reviews of the financial statements included in each of our Quarterly Reports on Form 10-Q, and accounting consultations that relate to the audited financial statements and are necessary to comply with generally accepted auditing standards.  E&Y expresses its views concerning, but does not audit, and is not required to audit, our internal control over financial reporting.

Audit-Related Fees

We did not pay E&Y for any audit-related fees in fiscal 2011 or fiscal 2012.  Audit-related fees would be fees for things such as assurance and related services, such as audits of employee benefit plans.

Tax Fees

These are fees for professional services related to tax return preparation services and tax compliance services.

Other Fees

These are fees for professional services related to the inclusion of E&Y’s consent letter related to our Registration Statement on Form S-8 covering common stock that may be offered or sold pursuant to our 2009 Stock Incentive Plan, for assistance with respect to an IRS audit, for assistance with respect to an SEC comment letter, and for subscription fees to E&Y’s accounting research service, GAAIT.

Audit Committee’s Pre-approval Policy and Procedures

The Audit Committee of our Board of Directors has adopted policies and procedures for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of our independent auditors.  We may not engage our independent auditors to render any audit or non-audit service unless either the service is approved in advance by the Audit Committee or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures.  The Audit Committee may pre-approve services that are expected to be provided to iParty by the independent auditors during the following 12 months.  At the time such pre-approval is granted, the Audit Committee must (1) identify the particular pre-approved services in a sufficient level of detail so that management will not be called upon to make judgment as to whether a proposed service fits within the pre-approved services and (2) establish a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy.  At regularly scheduled meetings of the Audit Committee, management or the independent auditors must report to the Audit Committee regarding each service actually provided to iParty.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits:

See “Exhibit Index”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPARTY CORP.

		By:	/s/ SAL PERISANO
Sal Perisano
Chairman of the Board and
Chief Executive Officer

Dated:	April 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ SAL PERISANO	Chairman of the Board and	April 26, 2013
Sal Perisano	Chief Executive Officer
(Principal Executive Officer)

/s/ DAVID ROBERTSON	Chief Financial Officer	April 26, 2013
David Robertson	(Principal Financial Officer and Principal
Accounting Officer)

/s/ DANIEL DEWOLF	Director	April 26, 2013
Daniel DeWolf

/s/ FRANK HAYDU III	Director	April 26, 2013
Frank Haydu III

/s/ JOSEPH VASSALLUZZO	Director	April 26, 2013
Joseph Vassalluzzo

/s/ MARTIN J. HERNON	Director	April 26, 2013
Martin J. Hernon

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form and Registration or Commission No.	Exhibit	Filing Date	Filed Here- with (X)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act				X