Form 10-Q
period 2013-03-30
IPARTY CORP
filed 2013-05-23
CIK 1078383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2013

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

As of May 10, 2013 there were 100 shares of common stock, $.01 par value, outstanding.

iPARTY CORP.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

iPARTY CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)
	Mar 30, 2013	Dec 29, 2012
ASSETS
Current assets:
Cash	$64,250	$64,650
Restricted cash	577,756	480,816
Accounts receivable	764,108	821,903
Inventories	18,094,388	17,004,269
Prepaid expenses and other assets	1,622,601	1,646,950
Total current assets	21,123,103	20,018,588
Property and equipment, net	2,508,582	2,693,991
Intangible assets, net	276,183	327,329
Other assets	270,492	282,878
Total assets	$24,178,360	$23,322,786

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and book overdrafts	$7,301,522	$6,829,864
Accrued expenses	2,359,386	1,870,906
Borrowings under line of credit	7,571,616	5,764,312
Total current liabilities	17,232,524	14,465,082

Long-term liabilities:
Deferred rent	1,513,449	1,507,732

Commitments and contingencies

Stockholders' equity:
Convertible preferred stock - $.001 par value; 10,000,000 shares authorized,
Series B convertible preferred stock - 1,150,000 shares authorized; 418,658 and 418,658 shares issued and outstanding at March 30, 2013 and December 29, 2012, respectively
(aggregate liquidation value of $8,393,160 at March 30, 2013)	6,229,631	6,229,631
Series C convertible preferred stock - 100,000 shares authorized, issued and outstanding
(aggregate liquidation value of $2,000,000 at March 30, 2013)	1,492,000	1,492,000
Series D convertible preferred stock - 250,000 shares authorized, issued and outstanding
(aggregate liquidation value of $5,000,000 at March 30, 2013)	3,652,500	3,652,500
Series E convertible preferred stock - 533,333 shares authorized; 296,666 shares issued
and outstanding (aggregate liquidation value of $1,112,497 at March 30, 2013)	1,112,497	1,112,497
Series F convertible preferred stock - 114,286 shares authorized, issued and outstanding
(aggregate liquidation value of $500,000 at March 30, 2013)	500,000	500,000
Total convertible preferred stock	12,986,628	12,986,628

Common stock - $.001 par value; 150,000,000 shares authorized; 24,431,204 shares
issued and outstanding at March 30, 2013 and December 29, 2012	24,431	24,431

Additional paid-in capital	53,224,194	53,187,479
Accumulated deficit	(60,802,866)	(58,848,566)
Total stockholders' equity	5,432,387	7,349,972
Total liabilities and stockholders' equity	$24,178,360	$23,322,786

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	Mar 30, 2013	Mar 31, 2012
Revenues	$15,795,228	$15,753,745
Operating costs:
Cost of products sold and occupancy costs	10,296,018	10,026,180
Marketing and sales	5,162,280	5,210,909
General and administrative	2,232,050	1,702,376

Operating loss	(1,895,120)	(1,185,720)

Change in fair value of warrant liability	-	(216)
Interest expense, net	(59,180)	(49,330)

Loss before income taxes	(1,954,300)	(1,235,266)

Income taxes	-	-

Net loss	$(1,954,300)	$(1,235,266)

Loss per share:
Basic and diluted	$(0.08)	$(0.05)

Weighted-average shares outstanding:
Basic and diluted	24,431,204	24,408,594

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended
	Mar 30, 2013	Mar 31, 2012
Operating activities:

Net loss	$(1,954,300)	$(1,235,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	227,113	272,065
Amortization	60,542	89,531
Deferred rent	5,717	14,185
Non-cash stock-based compensation expense	36,715	48,702
Change in fair value of warrants	-	216
Changes in operating assets and liabilities:
Accounts receivable	57,795	670,145
Inventories	(1,090,119)	(647,207)
Prepaid expenses and other assets	27,339	(81,525)
Accounts payable and book overdrafts	471,658	737,465
Accrued expenses and other liabilities	488,479	(162,158)
Net cash used in operating activities	(1,669,061)	(293,847)

Investing activity:

Purchase of property and equipment	(41,703)	(211,796)
Net cash used in investing activity	(41,703)	(211,796)

Financing activities:

Net borrowings under line of credit	1,807,304	210,781
Decrease (increase) in restricted cash	(96,940)	295,969
Principal payments on capital lease obligations	-	(2,307)
Net cash provided by financing activities	1,710,364	504,443

Net decrease in cash	(400)	(1,200)

Cash beginning of period	64,650	63,650

Cash end of period	$64,250	$62,450

Supplemental disclosure of non-cash financing activities:

Disposal of property and equipment	$97,667	$8,258

The accompanying notes are an integral part of these Consolidated Financial Statements.

iPARTY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 30, 2013
(unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

The interim consolidated financial statements as of March 30, 2013 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.  The consolidated balance sheet at December 29, 2012 has been derived from the audited consolidated financial statements at that date.  Operating results for the Company on a quarterly basis may not be indicative of the results for the entire year due, in part, to the seasonality of the party goods industry.  Historically, higher revenues and operating income have been experienced in the second and fourth fiscal quarters, while the Company has generated losses in the first and third quarters.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K, for the year ended December 29, 2012.

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

Concentrations

The Company purchases its inventory from a diverse group of vendors.  Five suppliers accounted for approximately 50.7% of the Company’s purchases of merchandise for 2013, but the Company does not believe that it is overly dependent upon any single source for its merchandise, often using more than one vendor for similar kinds of products.  The Company entered into a Supply Agreement with its largest supplier, Amscan, Inc. (“Amscan”) on August 7, 2006, which is a wholly-owned subsidiary of Party City Holdings Inc. Beginning with calendar year 2008, the Supply Agreement requires the Company to purchase on an annual basis merchandise equal to the total number of stores open, excluding temporary stores, during such calendar year, multiplied by $180,000.  The Supply Agreement provides for penalties in the event the Company fails to attain the annual purchase commitment that would require the Company to pay the difference between the purchases for that year and the annual purchase commitment for that year.  Under the terms of the Supply Agreement, the annual purchase commitment for any individual year can be reduced for orders placed by the Company but not filled within a specified time period by the supplier.  The Company’s purchases for 2009 fell short of the required annual commitment by approximately $368,000.  The supplier agreed to allow the Company to roll over any shortfall for the year 2009 into future years’ requirements. The Company’s purchases in 2010 exceeded the minimum purchase requirements for that year in addition to the 2009 shortfall.  The Company’s purchases in 2012 and 2011 exceeded the minimum purchase requirements for those years.  The Company is not aware of any reason that would prevent it from meeting the minimum purchase requirements during the remaining term of the Supply Agreement.

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

Cash and Restricted Cash

The Company uses controlled disbursement banking arrangements as part of its cash management program.  Outstanding checks, which were included in accounts payable and book overdrafts, totaled $1,862,327 at March 30, 2013 and $2,000,025 at December 29, 2012.

Restricted cash represents funds on deposit established for the benefit of and under the control of Wells Fargo, the Company’s lender under its line of credit, and constitutes collateral for amounts outstanding under this line.

Fair Value of Financial Instruments

The carrying values of cash , accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments.  The fair value of borrowings under the Company’s Facility approximates the carrying value because the debt bears interest at a variable market rate.  The fair value at December 25, 2010 of the warrants issued in 2006 was determined by using the Black-Scholes model (implied volatility of 40%, risk free rate of 0.2388% and expected life of 0.7233 years) after considering a probability weighted scenario in which the warrant exercise price adjustment scenario was deemed remote.  These warrants expired on September 15, 2011. The fair value at December 29, 2012 of the warrants issued in 2008 was determined by using the Black-Scholes model (implied volatility of 142.39%, risk free rate of 0.01% and expected life of 0.16 years).  These warrants expired on February 28, 2013.

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

The following table sets forth the computation of net loss per basic and diluted share available to common stockholders:

	For the three months ended
	Mar 30, 2013	Mar 31, 2012
Common shares	$(1,954,300)	$(1,235,266)
Convertible preferred Series B-F	-	-
Net loss	$(1,954,300)	$(1,235,266)

Net loss per share
Basic and diluted	$(0.08)	$(0.05)

Weighted-average shares outstanding:
Common shares - basic	24,431,204	24,408,594
Common share equivalents of Series B-F convertible preferred stock	-	-
If - converted weighted-average shares outstanding	24,431,204	24,408,594

The common stock equivalents of Series B-F preferred stock calculated on an as if converted basis totaled 14,499,082 and 14,521,687 shares for the three months ended March 30, 2013 and March 31, 2012, respectively. These share amounts have been excluded from net loss per share since their impact would have been anti-dilutive.

The common share equivalents of “out of the money” stock options and warrants which were also excluded from the computation of net loss per diluted share available to common stockholders were 5,699,172 and 0 in the first quarter of 2013 and 6,135,964 and 100,000  in the first quarter of 2012, respectively.

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

The stock-based compensation expense recognized by the Company was:

	For the three months ended
	Mar 30, 2013	Mar 31, 2012
Stock-based compensation expense	$36,715	$48,702

Stock-based compensation expense is included in general and administrative expense and had no impact on cash flow from operations and cash flow from financing activities for the three months ended March 30, 2013 or March 31, 2012.

On May 27, 2009, the Company’s stockholders approved a new equity incentive plan entitled the 2009 Stock Incentive Plan (the “2009 Plan”).  The Company no longer grants equity awards under its former equity incentive plan,  the Amended and Restated 1998 Incentive and Nonqualified Stock Option Plan (the “1998 Plan” and with the 2009 Plan, the “Plans”).

Under the Company’s Plans, options to acquire shares of common stock may be granted to officers, directors, key employees and consultants.  Under the 2009 Plan, the exercise price for qualified incentive options and non-qualified options cannot be less than the fair market value of the stock on the grant date, as determined by the Company’s Board of Directors. In addition, under the 2009 Plan, other stock-based and performance awards may be granted to officers, directors, key employees and consultants, including stock appreciation rights, restricted stock, and restricted stock units. Under the Plans, a combined total of 11,000,000 shares of common stock or other stock based awards may be granted.  To date, the Company has only issued options for shares under its Plans, which have been granted to employees, directors and consultants of the Company at fair market value at the date of grant.  Of the options that have been issued, options for 1,548,751 shares have been exercised and options for 7,608,428 shares remain outstanding at March 30, 2013.  Generally, employee options become exercisable over periods of up to four years, and expire ten years from the date of grant.

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

The weighted average fair value of the options at the date of the grant for options granted during the three months ended March 30, 2013 and March 31, 2012 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended
	Mar 30, 2013	Mar 31, 2012
Risk-free interest rate	N/A	0.82%
Expected volatility	N/A	112.90%
Weighted average expected life (in years)	N/A	6.87
Expected dividends	N/A	0.00%

A summary of the Company's stock options is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Price Range			Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding - December 29, 2012	7,631,745	0.39	0.07	-	1.33	4.7	45,950
Granted	-	-	-	-	-	-	-
Expired	(23,317)	0.21	0.20	-	0.30	-	5,650
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Outstanding - March 30, 2013	7,608,428	0.39	0.07	-	1.33	4.4	1,076,930

Exercisable - March 30, 2013	6,807,552	0.41	0.07	-	1.33	4.2	890,144

Available for grant - March 30, 2013	1,842,821

The following table summarizes information for options outstanding and exercisable at March 30, 2013:

			Outstanding			Exercisable
				Weighted
			Number	Average	Weighted	Number	Weighted
			of	Remaining	Average	of	Average
			Stock	Life	Exercise	Stock	Exercise
Price Range			Options	(Years)	Price	Options	Price
$0.07	-	$0.20	2,018,400	7.1	$0.12	1,591,018	$0.11
0.21	-	0.30	2,154,550	4.7	0.28	1,818,604	0.28
0.31	-	0.50	1,640,570	4.1	0.42	1,603,022	0.42
0.51	-	1.00	1,761,908	1.3	0.81	1,761,908	0.81
1.01	-	1.33	33,000	0.7	1.13	33,000	1.13
Total			7,608,428	4.4	$0.39	6,807,552	$0.41

The remaining unrecognized stock-based compensation expense related to unvested awards at March 30, 2013 was $123,877 and the period of time over which this expense will be recognized is 1.32 years.

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

Intangible assets as of March 30, 2013 and December 29, 2012 were:

	Mar 30, 2013	Dec 29, 2012
Non-compete agreements	$2,358,540	$2,358,540
Occupancy valuations	944,716	944,716
Other	157,855	157,855

Intangible assets	3,461,111	3,461,111

Less: accumulated amortization	(3,184,928)	(3,133,782)

Intangible assets, net	$276,183	$327,329

Amortization expense for these intangible assets was:

	For the three months ended
	Mar 30, 2013	Mar 31, 2012
Amortization expense	$51,146	$80,135

Non-compete agreements are amortized based on the pattern of their expected cash flow benefits.  Occupancy valuations are amortized on a straight line basis over the terms of the related leases.  Amortization expense for these intangible assets was $299,571 in 2012 and $307,577 in 2011, respectively.  The non-compete agreement amortization expense is included in general and administrative expense on the Consolidated Statements of Operations.  The lease valuation amortization expense is included in cost of goods sold and occupancy costs.

Future amortization expense related to these intangible assets as of March 30, 2013 is:

Year	Amount
2013	$153,425
2014	55,653
2015	33,556
2016	33,549
Total	$276,183

Accounting for the Impairment of Long-Lived Assets

The Company reviews each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  The Company’s review considers store operating results, future sales growth and cash flows. In 2011, the Company determined that one of its retail stores was impaired due to underperforming sales.  As a result of this impairment, a charge of approximately $26,000 was recorded to reduce to fair value ($0) the remaining carrying value of the property and equipment utilized in this store. In 2012, the Company determined that another one of its retail stores was impaired due to underperforming sales.  As a result of this impairment, a charge of approximately $20,000 was recorded to reduce to fair value ($0) the remaining carrying value of the property and equipment utilized in this store.  The Company is not aware of any impairment indicators for any of its remaining stores at March 30, 2013.

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

The Facility includes a financial covenant requiring the Company to maintain a minimum availability under the line of 7.5% of the credit limit, except for the period from January 1, 2012 through April 30, 2012, during which period the minimum availability was zero, and, under the terms of the Second Amendment to the Facility, for up to a sixty day period for the period February 28, 2013 through April 30, 2014 during which sixty day period the minimum availability is zero.  At the current credit limit of $12,500,000, the minimum availability is $937,500.  The Facility also has a covenant that requires the Company to limit its capital expenditures to within 110% of those amounts included in its business plan, which may be updated from time to time.  As of March 30, 2013 and  December 29, 2012, the Company was in compliance with all debt covenants.  The Agreement also includes a 0.375% unused line fee.  The line generally prohibits the payment of any dividends or other distributions to any of the Company’s classes of capital stock.

The amounts outstanding under the Facility as of March 30, 2013 and December 29, 2012 were $7,571,616 and $5,764,312, respectively.  The interest rate on these borrowings was 3.0% at March 30, 2013 and 2.8% at December 29, 2012.  The outstanding balances under the Facility are classified as current liabilities in the accompanying consolidated balance sheets since the Company is required to apply daily lock box receipts to reduce the amount outstanding.  At March 30, 2013, the Company had $2,678,909 of additional availability under the Facility.

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – observable inputs other than quoted prices in active markets for identical assets or liabilities

Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions

The only assets and liabilities subject to fair value measurement standards at March 30, 2013 and December 29, 2012 are cash and restricted cash which are based on Level 1 inputs, and the warrant liability which was based on Level 2 inputs.

Income taxes

The Company has not provided for income taxes for the first quarter of fiscal 2013 or fiscal 2012 due to the availability of net operating loss (NOL) carryforwards to eliminate federal taxable income on an annual basis, and uncertainty of state taxable income based on the extent of the Company’s operating loss through March 30, 2013.  No benefit has been recognized with respect to current losses or NOL carryforwards in these periods due to the uncertainty of future taxable income beyond 2012, the assessment of which depends largely on the Company’s operating results during its fourth quarter.

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.  After consideration of the available evidence, both positive and negative, the Company has determined that a full valuation allowance at March 30, 2013 of  $8.9 million is necessary to reduce the net deferred tax assets to the amount that will more likely than not be realized.  The Company’s determination of a full valuation allowance at March 30, 2013 was impacted by the Company’s cumulative three year pre-tax loss position as of December 29, 2012.

As of March 30, 2013, the Company has estimated federal net operating loss carryforwards of approximately $16.2 million, which begin to expire in 2020.  In accordance with Section 382 of the Internal Revenue Code, the use of some of these carryforwards may be subject to annual limitations based upon ownership changes of the Company’s stock which may have occurred or that may occur.

At March 30, 2013 and December 29, 2012, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

New Accounting Pronouncements

In April 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting (“ASU 2013-07”). ASU 2013-07 is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2013.  Early adoption is permitted.  The adoption of this ASU is not expected to have any effect on our consolidated financial statements.

NOTE 2: SUBSEQUENT EVENTS:

On May 9, 2013, pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of March 1, 2013, by and among  the Company, Party City Holdings Inc., a Delaware corporation (“Party City”), and Confetti Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Party City (“Merger Sub”), Merger Sub was merged with and into the Company, with the Company being the surviving corporation (the “Merger”). Upon completion of the Merger, the Company became a wholly-owned subsidiary of Party City. In connection with the Merger, the Company (i) paid in full all principal and interest outstanding under the Facility as of the close of the Merger and (ii) is in the process of delisting and deregistering its common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and related Notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and related Notes and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Certain statements in this Quarterly Report on Form 10-Q, particularly statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of  the Securities Exchange Act of 1934, as amended.  The words “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  Forward-looking statements included in this Quarterly Report on Form 10-Q or hereafter included in our other publicly available documents filed with the Securities and Exchange Commission (“SEC”), reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements.  Such future results are based upon our best estimates based upon current conditions and the most recent results of operations.  Various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this Quarterly Report on Form 10-Q.  These include, but are not limited to, those described below under the heading “Factors That May Affect Future Results” and in our most recently filed Annual Report on Form 10-K for the fiscal year ended December 29, 2012 and our other periodic reports filed with the SEC. We assume no obligation to update these forward looking statements contained in this report, whether as a result of new information, future events or otherwise.

Merger Agreement

On May 9, 2013, pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of March 1, 2013, by and among  the Company, Party City Holdings Inc., a Delaware corporation (“Party City”), and Confetti Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Party City (“Merger Sub”), Merger Sub was merged with and into the Company, with the Company being the surviving corporation (the “Merger”). Upon completion of the Merger, the Company became a wholly-owned subsidiary of Party City. As a result of the Merger, the Company is in the process of delisting and deregistering its common stock.

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

During the 2012 Halloween season, we operated ten temporary stores. During the 2011 and 2010 Halloween seasons, we operated eleven temporary stores.  In December 2010, we opened a new store in the South Bay Center, Boston, Massachusetts and entered into an agreement to take over an additional store from Party City Corporation in Manchester, Connecticut in the first quarter of 2011, which opened in March 2011. In January 2012, we reopened our store in West Lebanon, New Hampshire, which had been closed due to flood damage since August 2011, and we closed our older store in Manchester, Connecticut.

During the first quarter of our fiscal 2013, which ended on March 30, 2013, sales in our comparable stores decreased 2.4% compared to sales in the first quarter of 2012.  Comparable stores are defined as stores open more than one year.

Our stores range in size from approximately 7,000 square feet to approximately 20,521 square feet and average approximately 10,300 square feet in size.

We lease our properties, typically for 10 years and usually with options from our landlords to renew our leases for an additional 5 or 10 years.

The following table shows the number of stores in operation (not including temporary stores):

	For the three months ended
	Mar 30, 2013	Mar 31, 2012
Beginning of period	54	52
Openings / Acquisitions	-	1
Closings	-	(1)
End of period	54	52

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

First Quarter Summary

For the first quarter of 2013, our consolidated revenues were $15.80 million, compared to $15.75 million for the first quarter of 2012.  The increase in consolidated revenue was driven primarily by the sales in our new stores in Plaistow, New Hampshire and Waltham, Massachusetts, partly offset by the decrease in sales in our comparable stores of 2.4%. In the first quarter of 2013, consolidated gross profit margin was 34.8% for the first quarter of 2013, compared to a gross profit margin of 36.4% for the same period in 2012. The gross profit margin components included a decrease of 1.0% in product selling margin rate, primarily the result of the timing of clearance markdowns.  The consolidated net loss for the first quarter of 2013 was $2.0 million, or $0.08 per share, compared to $1.2 million, or $0.05 per share, for the first quarter of 2012.

Results of Operations

Fiscal year 2013 has 52 weeks and ends on December 28, 2013. Fiscal year 2012 had 52 weeks and ended on December 29, 2012.

The first quarter of fiscal year 2013 had 13 weeks and ended on March 30, 2013.  The first quarter of fiscal year 2012 had 13 weeks and ended on March 31, 2012.

Three Months Ended March 30, 2013 Compared to Three Months Ended March 31, 2012

Revenues

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale or at the time of shipment for internet sales.  Our consolidated revenues for the first quarter of fiscal 2013 were $15,795,228, an increase of $41,483, or 0.3% from the first quarter of the prior fiscal year, and included a decrease in comp store sales of 2.4% for the quarter. The increase in total sales was primarily due to the sales in new stores, partly offset by the decrease in comparable store sales.

	For the three months ended
	Mar 30, 2013	Mar 31, 2012
Revenues	$15,795,228	$15,753,745

Increase (decrease) in revenues	0.3%	4.4%

Cost of products sold and occupancy costs

Cost of products sold and occupancy costs consist of the cost of merchandise sold to customers and the occupancy costs for our stores.  Our cost of products sold and occupancy costs for the first quarter of fiscal 2013 were $10,296,018 or 65.2% of revenues, an increase of $269,838 and an increase of 1.6% as a percentage of revenues, compared to the first quarter of the prior fiscal year.

	For the three months ended
	Mar 30, 2013	Mar 31, 2012
Cost of products sold and occupancy costs	$10,296,018	$10,026,180

Percentage of revenues	65.2%	63.6%

 As a percentage of revenues, cost of products sold and occupancy costs included a decrease in product selling margins of 1.0%.  The decrease in selling margin was primarily caused by the timing of clearance markdowns.

Marketing and sales expense

Marketing and sales expense consists primarily of advertising and promotional expenditures, all store payroll and related expenses for personnel engaged in marketing and selling activities and other non-payroll expenses associated with operating our stores.  Our consolidated marketing and sales expense for the first quarter of fiscal 2013 was $5,162,280, or 32.7% of revenues, a decrease of $48,629, or 0.4 percentage points, as a percentage of revenues, from the first quarter of the prior fiscal year.

	For the three months ended
	Mar 30, 2013	Mar 31, 2012
Marketing and sales	$5,162,280	$5,210,909

Percentage of revenues	32.7%	33.1%

The decrease in marketing and sales expense as a percentage of sales was primarily due to decreases in advertising costs and store depreciation.

General and administrative expense

General and administrative (“G&A”) expense consists of payroll and related expenses for executive, merchandising, finance and administrative personnel, as well as information technology, professional fees and other general corporate expenses.  Our consolidated G&A expense for the first quarter of fiscal 2013 was $2,232,050 or 14.1% of revenues, an increase of $529,674 or 3.3 percentage points, as a percentage of revenues, from the first quarter of the prior fiscal year.

	For the three months ended
	Mar 30, 2013	Mar 31, 2012
General and administrative	$2,232,050	$1,702,376

Percentage of revenues	14.1%	10.8%

The increase in general and administrative costs was primarily due to increased professional fees related to the Merger.

Operating loss

Our operating loss for the first quarter of fiscal 2013 was $1,895,120, or 12.0% of revenues, as compared to $1,185,720, or 7.5% of revenues for the first quarter of the prior fiscal year. The increase in operating loss was primarily due to an increase in professional fees.

Interest expense

Our interest expense in the first quarter of fiscal 2013 was $59,180, an increase of $9,850 from the first quarter of the prior fiscal year.  The increase in the first quarter of fiscal 2013 as compared to the prior period was primarily due to a higher average loan balance in the first quarter of 2013 compared to the same period in 2012.

Income taxes

We have not provided for income taxes for the first quarter of fiscal 2013 or fiscal 2012 due to the availability of net operating loss (NOL) carryforwards to eliminate federal taxable income on an annual basis, and uncertainty of state taxable income based on the extent of our operating loss through March 30, 2013.  No benefit has been recognized with respect to current losses or NOL carryforwards in these periods due to the uncertainty of future taxable income beyond 2013.

At the end of 2012, we had estimated federal net operating loss carryforwards of approximately $16.2 million, which begin to expire in 2020.  In accordance with Section 382 of the Internal Revenue Code, the use of these carryforwards may be subject to annual limitations based upon certain ownership changes of our stock that may have occurred or that may occur.

Net loss

Our net loss in the first quarter of fiscal 2013 was $1,954,300, or $0.08 per basic and diluted share compared to $1,235,266, or $0.05 basic and diluted share in the first quarter of the prior fiscal year.

Liquidity and Capital Resources

Our primary uses of cash are (i) purchases of inventory, including purchases under our Supply Agreement with Amscan, as described more fully below; (ii) occupancy expenses of our stores; (iii) employee salaries; and (iv) new and temporary store openings, including acquisitions.

Our prospective cash flows are subject to certain trends, events and uncertainties, including demands for capital to support growth, including store acquisitions and openings and our e-commerce site, finance inventory purchases, improve our infrastructure, respond to economic conditions, and meet contractual commitments.  Based on our current operating plan, we believe that we will have sufficient liquidity to fund our operations, working capital requirements and capital expenditures through the next twelve months. Primary sources of liquidity will be from our cash from operating activities and, prior to the Merger, our credit facility with Wells Fargo, and, following the Merger, access to liquidity from Party City, our parent corporation, which will provide us with long-term liquidity.

Prior to the Merger, we were a party to that certain First Amendment (“Amendment”) to the Second Amended and Restated Credit Agreement (the “Facility”) with Wells Fargo, which was further amended on February 28, 2013.  The Facility provided credit in the amount of up to $12,500,000 for five years through October 14, 2016.  The amount of credit that was available from time to time under the Facility was determined as a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be required by Wells Fargo. In connection with the Merger, the Company paid in full all principal and interest outstanding under the Facility as of the close of the Merger, and Wells Fargo no longer has any obligations to provide borrowings under the Facility.

The outstanding balances under the Facility were classified as current liabilities in the accompanying consolidated balance sheets because we were required to apply daily lock-box receipts to reduce the amount outstanding.

The Facility had financial covenants that were limited to minimum availability and capital expenditures and contained various restrictive covenants, such as incurrence, payment or entry into certain indebtedness, liens, investments, acquisitions, mergers, dispositions and dividends.

The Facility also required us to limit our capital expenditures to within 110% of those amounts included in our business plan, which may be updated from time to time.  At March 30, 2013, we were in compliance with these financial covenants.

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

Operating, Investing and Financing Activities

Our operating activities used cash of $1,669,061 during the three months ended March 30, 2013 compared to using $293,847 during the three months ended March 31, 2012, an increase in cash used of $1,375,214.  The increase in cash used in operating activities was primarily due to an increase in inventory purchases and an increase in net loss for the three months ended March 30, 2013 compared to the same period in 2012, plus a reduction in the decrease in credit card accounts receivable for the first quarter of 2013 compared to the first quarter of 2012.

We used $41,703 in investing activity during the first three months of 2013 compared to $211,796 during the first three months of 2012, a decrease of $170,093.  The cash invested in 2013 was primarily for improvements to our existing retail stores.  The cash invested in 2012 was primarily for improvements to our existing retail stores, leasehold improvements and fixtures for our two new permanent stores in Plaistow, New Hampshire and Waltham, MA, and point of sale register updates.

Financing activities provided $1,710,364 during the first three months of 2013 compared to providing $504,443 during the first three months of 2012, an increase of $1,205,921.  The increase was due to increased net borrowings on the line of credit during the first three months of 2013 compared to the first three months of 2012.

Contractual Obligations

Contractual obligations at March 30, 2013 were as follows:

		Within	Within
	Within	2 - 3	4 - 5	After
	1 Year	Years	Years	5 Years	Total
Line of credit	$7,584,458	$-	$-	$-	$7,584,458
Supply agreement	6,954,139	-	-	-	6,954,139
Operating leases (including retail space leases)	10,169,850	16,328,920	11,466,385	7,690,774	45,655,929
Total contractual obligations	$24,708,447	$16,328,920	$11,466,385	$7,690,774	$60,194,526

In addition, at March 30, 2013, we had outstanding purchase orders totaling approximately $3,660,605 for the acquisition of inventory and non-inventory items that were scheduled for delivery after March 30, 2013.

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

Geographic Concentration

As of March 30, 2013, we operated a total of 54 stores, 49 of which are located in New England and 5 of which are located in Florida. As a result, a severe or prolonged regional recession or regional changes in demographics, employment levels, population, weather patterns, real estate market conditions, consumer confidence and spending patterns or other factors specific to the New England region or in Florida may adversely affect us more than a company that is more geographically diverse.

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

Factors That May Affect Future Results

Our business is subject to certain risks that could materially affect our financial condition, results of operations, and the value of our common stock. These risks include, but are not limited to, the ones described under Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, as amended on April 26, 2013, and Part II, Item 1A, “Risk Factors” contained in our Quarterly Reports on Form 10-Q, including this one, and in our other reports filed with the Commission.  Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that harm our business, financial condition, results of operations, or the value of our common stock.

Critical Accounting Policies

Our financial statements are based on the application of significant accounting policies, many of which require our management to make significant estimates and assumptions (see Note 2 to our consolidated financial statements for the fiscal year ended December 29, 2012 included in Item 8 of our Annual Report on Form 10-K for that fiscal year, as filed with the SEC on March 29, 2013, and as amended on April 26, 2013).  We believe the following accounting policies to be those most important to the portrayal of our financial condition and operating results and those that require the most subjective judgment.  If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements.

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

Impairment of Long-Lived Assets

In connection with our ongoing long-lived asset assessment, we perform a review of each store for impairment indicators whenever events and changes in circumstances suggest that the carrying amounts may not be recoverable from estimated future store cash flows.  Our review considers store operating results, future sales growth and cash flows.  The conclusion regarding impairment may differ from current estimates if underlying assumptions or business strategies change.  During the fourth quarter of 2012, we determined that one of our retail stores was impaired due to underperforming sales.  As a result of this impairment, we recorded a charge of approximately $20,000 for the period ended December 29, 2012 to reduce to fair value the carrying value of the property and equipment utilized in this store. In addition, during the fourth quarter of 2011, we determined that one of our retail stores was impaired due to underperforming sales.  As a result of this impairment, we recorded a charge of approximately $26,000 for the period ended December 31, 2011 to reduce to fair value the carrying value of the property and equipment utilized in this store.  We are not aware of any impairment indicators for any of our stores at March 30, 2013.

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

New Accounting Pronouncements

In April 2013, FASB issued Accounting Standards Update (“ASU”) 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting (“ASU 2013-07”). ASU 2013-07 is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2013.  Early adoption is permitted.  The adoption of this ASU is not expected to have any effect on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our market risk exposure since the filing of our Annual Report on Form 10-K for the period ended December 29, 2012, which was filed with the SEC on March 29, 2013, and amended on April 26, 2013.

Item 4.  Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer and the Chief Financial Officer of iParty (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 30, 2013, the end of the fiscal quarter to which this report relates, that iParty's disclosure controls and procedures: are effective to ensure that information required to be disclosed by iParty in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by iParty in such reports is accumulated and communicated to iParty's management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.  iParty’s disclosure controls and procedures were designed to provide a reasonable level of assurance of reaching iParty’s disclosure requirements and are effective in reaching that level of assurance.

(b)      Changes in Internal Controls.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended March 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On March 8, 2013, a putative shareholder class action lawsuit was filed against the Company, members of the Company’s Board of Directors, Party City and Merger Sub in the Massachusetts Superior Court (Suffolk County) (Vincent Sean Halstead, individually and on behalf of all other similarly situated vs. iParty Corp. et al, B.L.S. 13-0842) (the “Halstead Complaint”), which complaint was amended on April 10, 2013.  The action alleges that the members of the Company’s Board of Directors violated their fiduciary duties by failing to maximize shareholder value when negotiating and entering into the Merger Agreement and filing a materially false and misleading proxy statement. The complaint alleges that Party City and Merger Sub aided and abetted those purported violations of fiduciary duties.

On May 1, 2013, the Company, Party City, Merger Sub, and plaintiff in the Halstead Complaint reached an agreement-in-principle providing for the settlement of the outstanding litigation on the terms and conditions set forth in a memorandum of understanding (the “MOU”). Pursuant to the terms of the MOU, without agreeing that any of the claims in the Halstead Complaint have merit or that any supplemental disclosure was required under any applicable statute, rule, regulation or law, the Company agreed to make certain supplemental and amended disclosures in connection with its definitive proxy statement filed with the Commission on April 10, 2013. The MOU further provides that, among other things, (a) the parties to the MOU will enter into a definitive settlement agreement (the “Agreement”) and will submit the Agreement to the Suffolk County Superior Court (the “Court”) for review and approval; (b) the Agreement will provide for dismissal of the Halstead Complaint with prejudice; (c) the Agreement will include a general release of defendants of claims relating to the transaction; and (d) the proposed settlement is conditioned on final approval by the Court. There can be no assurance that the settlement will be finalized or that the Court will approve the settlement.

The Company and the other defendants have vigorously denied, and continue vigorously to deny, that they have committed or aided and abetted in the commission of any violation of law or engaged in any of the wrongful acts that were or could have been alleged in the referenced lawsuits, and expressly maintain that, to the extent applicable, they diligently and scrupulously complied with any applicable fiduciary and other legal duties.  The Company and the other defendants entered into the contemplated settlement solely to eliminate the burden and expense of further litigation, to put the claims that were or could have been asserted to rest, and to avoid any adverse effects due to any possible delay to the closing of the Merger that might have arisen from further litigation. Nothing in this Quarterly Report on Form 10-Q, the MOU or any stipulation of settlement shall be deemed an admission of the legal necessity or materiality under applicable laws of any of the amended and supplemental disclosures or any of the allegations in the Halstead Complaint.

In addition, we are periodically involved in additional litigation or claims that arise in the ordinary course of business.  Management believes that the ultimate resolution of any such additional litigation or claims currently pending, individually or in the aggregate, is not expected to have a material adverse effect on our company.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, as filed with the SEC on March 29, 2013, and as amended on April 26, 2013.

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
David Robertson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 23, 2013

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

Ex. 2.1
Agreement and Plan of Merger, dated March 1, 2013 by and among iParty Corp., Party City Holdings Inc. and Confetti Merger Sub, Inc. (Incorporated by reference from the Company’s Current Report on Form 8-K dated February 28, 2013, as filed with the Commission on March 1, 2013)*

Ex. 2.2
Form of Voting Agreement dated March 1, 2013 between Party City Holdings Inc. and certain stockholders (Incorporated by reference from the Company’s Current Report on Form 8-K dated February 28 2013, as filed with the Commission on March 1, 2013)

Ex. 4.1
Amendment No. 1 dated March 1, 2013 to the Rights Agreement dated October 7, 2011 by and between iParty Corp. and Continental Stock Transfer & Trust Company (Incorporated by reference from the Company’s Current Report on Form 8-K dated February 28, 2013, as filed with the Commission on March 1, 2013)

Ex. 10.1
Second Amendment dated February 28, 2013 to Second Amended and Restated Credit Agreement among iParty Corp. and iParty Retail Stores Corp., as borrowers, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent (Incorporated by reference from the Company’s Current Report on Form 8-K dated February 28, 2013, as filed with the Commission on March 1, 2013)

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

* The Company has omitted certain schedules in accordance with Regulation S-K 601(b)(2). The Company will furnish the omitted schedules to the Commission upon request.
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